Form 10-Q
period 2016-03-31
REGIS CORP
filed 2016-04-28
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 21, 2016:

Common Stock, $.05 par value	46,450,807
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	March 31, 2016 (Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$141,131	$212,279
Receivables, net	23,699	24,631
Inventories	139,614	128,610
Other current assets	56,986	62,762
Total current assets	361,430	428,282

Property and equipment, net	186,644	218,157
Goodwill	417,273	418,953
Other intangibles, net	15,600	17,069
Investment in affiliates	525	15,321
Other assets	52,930	64,233

Total assets	$1,034,402	$1,162,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current	$—	$2
Accounts payable	54,229	63,302
Accrued expenses	145,434	153,362
Total current liabilities	199,663	216,666

Long-term debt	120,248	120,000
Other noncurrent liabilities	199,320	197,905
Total liabilities	519,231	534,571
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,449,991 and 53,664,366 common shares at March 31, 2016 and June 30, 2015, respectively	2,323	2,683
Additional paid-in capital	209,194	298,396
Accumulated other comprehensive income	4,705	9,506
Retained earnings	298,949	316,859

Total shareholders’ equity	515,171	627,444

Total liabilities and shareholders’ equity	$1,034,402	$1,162,015

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2016 and 2015
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Service	$344,063	$352,015	$1,034,751	$1,067,079
Product	86,722	91,143	272,977	274,596
Royalties and fees	11,780	10,802	35,434	32,723
	442,565	453,960	1,343,162	1,374,398
Operating expenses:
Cost of service	217,046	216,830	651,486	659,736
Cost of product	43,000	45,117	136,420	138,924
Site operating expenses	42,912	47,116	138,145	144,057
General and administrative	42,606	44,082	134,554	135,934
Rent	74,388	76,369	223,666	230,955
Depreciation and amortization	16,992	19,044	51,877	60,815
Total operating expenses	436,944	448,558	1,336,148	1,370,421

Operating income	5,621	5,402	7,014	3,977

Other (expense) income:
Interest expense	(2,405)	(2,273)	(7,141)	(7,843)
Interest income and other, net	1,017	390	2,958	1,307

Income (loss) before income taxes and equity in loss of affiliated companies	4,233	3,519	2,831	(2,559)

Income taxes	(6,317)	(7,997)	(4,926)	(16,845)
Equity in loss of affiliated companies, net of income taxes	—	(285)	(14,783)	(11,865)

Net loss	$(2,084)	$(4,763)	$(16,878)	$(31,269)

Net loss per share:
Basic and diluted	$(0.04)	$(0.09)	$(0.34)	$(0.57)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,991	54,837	49,287	55,248

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Nine Months Ended March 31, 2016 and 2015
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(2,084)	$(4,763)	$(16,878)	$(31,269)
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	1,806	(6,851)	(4,801)	(15,696)
Other comprehensive income (loss)	1,806	(6,851)	(4,801)	(15,696)
Comprehensive loss	$(278)	$(11,614)	$(21,679)	$(46,965)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2016 and 2015
(Dollars in thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,878)	$(31,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,261	51,478
Equity in loss of affiliated companies	14,783	11,865
Deferred income taxes	3,607	13,393
Salon asset impairment	7,616	9,337
Gain on sale of salon assets	(827)	(723)
Stock-based compensation	7,492	6,342
Amortization of debt discount and financing costs	1,249	1,336
Other non-cash items affecting earnings	195	266
Changes in operating assets and liabilities, excluding the effects of asset sales	(22,606)	10,302
Net cash provided by operating activities	38,892	72,327

Cash flows from investing activities:
Capital expenditures	(22,689)	(29,689)
Proceeds from sale of assets	1,472	1,961
Change in restricted cash	6,985	—
Proceeds from company-owned life insurance policies	2,948	—
Net cash used in investing activities	(11,284)	(27,728)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(2)	(173,749)
Repurchase of common stock	(97,033)	(32,890)
Purchase of noncontrolling interest	(684)	—
Net cash used in financing activities	(97,719)	(206,639)

Effect of exchange rate changes on cash and cash equivalents	(1,037)	(3,636)

Decrease in cash and cash equivalents	(71,148)	(165,676)

Cash and cash equivalents:
Beginning of period	212,279	378,627
End of period	$141,131	$212,951

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2016 and the consolidated results of its operations, comprehensive loss and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the nine months ended March 31, 2016, the Company granted 308,055 restricted stock units (RSUs), 690,461 equity-based stock appreciation rights (SARs) and 410,153 performance share units (PSUs), which includes 118,967 incremental performance share units earned in connection with the achievement of fiscal year 2015 performance metrics. The Company did not grant any equity awards during the three months ended March 31, 2016. During the nine months ended March 31, 2016, the volatility assumption was updated from 38% to 30%. Otherwise there were no significant changes to the assumptions or methodology used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

Total compensation cost for stock-based payment arrangements totaled $2.5 and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, and $7.5 and $6.3 million for the nine months ended March 31, 2016 and 2015, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $7.6 and $9.3 million have been recorded within depreciation and amortization in the Consolidated Statement of Operations for the nine months ended March 31, 2016 and 2015, respectively.

Revisions:

As disclosed in Note 1 of the Form 10-K for the fiscal year ended June 30, 2015, the Company revised certain prior year amounts. The following is a summary of the impact the revisions had on net loss:

	For the Periods Ended March 31, 2015
	Three Months	Nine Months
	(Dollars in thousands)
Net loss, as reported	$(3,710)	$(31,833)
Revisions:
Deferred rent, pre-tax (1)	147	(42)
Previous out of period items, pre-tax (2)	—	1,586
Tax impact	(1,200)	(980)
Total revision impact	(1,053)	564

Net loss, as revised	$(4,763)	$(31,269)
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

The Company assessed the materiality of these misstatements on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the unaudited Condensed Consolidated Financial Statements as of March 31, 2015, which are presented herein, have been revised. The following are selected line items from the Company's unaudited Condensed Consolidated Financial Statements illustrating the effect of these revisions:

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	(Dollars in thousands, except per share data)
	For the Periods Ended March 31, 2015
	Three Months			Nine Months
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Site operating expenses	$47,116	$—	$47,116	$145,643	$(1,586)	$144,057
Rent	76,516	(147)	76,369	230,913	42	230,955
Income (loss) before income taxes and equity in loss of affiliated companies	3,372	147	3,519	(4,103)	1,544	(2,559)
Income taxes	(6,797)	(1,200)	(7,997)	(15,865)	(980)	(16,845)
Net loss	$(3,710)	$(1,053)	$(4,763)	$(31,833)	$564	$(31,269)

Net loss per share:
Basic and diluted earnings per share (1)	$(0.07)	$(0.02)	$(0.09)	$(0.58)	$0.01	$(0.57)
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

	CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
	(Dollars in thousands)
	For the Periods Ended March 31, 2015
	Three Months			Nine Months
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Net loss	$(3,710)	$(1,053)	$(4,763)	$(31,833)	$564	$(31,269)
Comprehensive loss	$(10,561)	$(1,053)	$(11,614)	$(47,529)	$564	$(46,965)

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	(Dollars in thousands)
	Nine Months Ended March 31, 2015
	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(31,833)	$564	$(31,269)
Deferred income taxes	12,631	762	13,393
Changes in operating assets and liabilities, excluding the effects of acquisitions	11,628	(1,326)	10,302
Prior Period Adjustments:

During the three months ended March 31, 2016, the Company identified certain errors related to the overstatement of interest expense, insurance expense and telephone expense, and the understatement of depreciation expense in prior periods. Because these items were not material to the Company's consolidated financial statements for any prior periods or the current quarter, the Company recorded a correcting cumulative adjustment during the three months ended March 31, 2016. The impact of these items on the Company's Consolidated Statement of Operations decreased interest expense by $0.6 million, decreased site operating expenses by $0.5 million, increased depreciation expense by $0.3 million, and decreased net loss by $0.8 million.

Recent Accounting Standards Adopted by the Company:

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (FASB) issued updated guidance requiring all deferred tax assets and liabilities be presented as noncurrent. The Company early adopted this guidance in the second quarter of fiscal 2016, prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued updated guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The new standard is effective for the Company in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the effect this guidance will have on its related disclosures.

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

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of March 31, 2016, the Company had a 54.6% ownership interest in EEG and no remaining investment value.

The table below summarizes losses recorded by the Company related to EEG:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity losses (1)	$—	$(282)	$(1,832)	$(7,207)
Other than temporary impairment	—	—	(12,954)	(4,654)
Total losses related to EEG	$—	$(282)	$(14,786)	$(11,861)
_____________________________

(1)	For the nine months ended March 31, 2015, includes $6.9 million of expense related to a non-cash deferred tax valuation allowance recorded by EEG.

The fiscal year 2016 impairment charge resulted from EEG's significantly lower financial projections due to continued declines in enrollment, revenue and profitability. The full impairment of the investment follows previous non-cash impairment charges, EEG's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

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

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
(Unaudited)	(Dollars in thousands)
Gross revenues	$31,573	$38,419	$101,237	$117,220
Gross profit	2,851	10,078	18,257	29,419
Operating (loss) income	(3,288)	301	(6,578)	(403)
Net loss	(2,784)	(358)	(6,142)	(13,365)

3.	EARNINGS PER SHARE:

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

For the three months ended March 31, 2016 and 2015, 587,992 and 210,023, respectively, and for the nine months ended March 31, 2016 and 2015, 497,715 and 187,959, respectively, of common stock equivalents of potentially dilutive common stock, were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,075,264 and 1,481,206 of stock-based awards during the three months ended March 31, 2016 and 2015, respectively, and 2,166,338 and 1,176,364 of stock-based awards during the nine months ended March 31, 2016 and 2015, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding for the nine months ended March 31, 2015 also excluded 619,507 of shares from convertible debt as they were not dilutive.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $89.2 million decrease in additional paid-in capital during the nine months ended March 31, 2016 was primarily due to $97.0 million of common stock repurchases, partly offset by $7.5 million of stock-based compensation.

During the three and nine months ended March 31, 2016, the Company repurchased 1,392,058 shares for $20.0 million and 7,355,052 shares for $97.0 million, respectively, under a previously approved stock repurchase program. At March 31, 2016, $64.0 million remains outstanding under the approved stock repurchase program.

5.	INCOME TAXES:

During the three and nine months ended March 31, 2016, the Company recognized tax expense of $6.3 and $4.9 million, respectively, with corresponding effective tax rates of 149.2% and 174.0%. During the three and nine months ended March 31, 2015, the Company recognized tax expense of $8.0 and $16.8 million, respectively, with corresponding effective tax rates of 227.3% and (658.3)%.

The recorded income tax expense and effective tax rates for the three and nine months ended March 31, 2016 and 2015 were different than what would normally be expected due to the impact of the deferred tax valuation allowance. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. This non-cash impact will continue as long as the Company has a valuation allowance against most of its deferred tax assets and is expected to approximate $8.0 million of expense for the year ending June 30, 2016.

The Company’s U.S. federal income tax returns for the fiscal years 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and are moving to the IRS Appeals Division for outstanding IRS proposed audit adjustments. The Company believes its income tax positions will be sustained and will continue to vigorously defend such positions. All earlie

r tax years are closed to U.S. federal income tax examination. With limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2011.

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

7.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	March 31, 2016			June 30, 2015
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$670,934	$(253,661)	$417,273	$672,614	$(253,661)	$418,953
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     See Note 10 to the unaudited Condensed Consolidated Financial Statements.
(3)     The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	March 31, 2016			June 30, 2015
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,190	$(3,670)	$4,520	$8,415	$(3,551)	$4,864
Franchise agreements	9,834	(7,020)	2,814	10,093	(6,934)	3,159
Lease intangibles	14,546	(8,472)	6,074	14,601	(7,960)	6,641
Other	5,853	(3,661)	2,192	6,115	(3,710)	2,405
	$38,423	$(22,823)	$15,600	$39,224	$(22,155)	$17,069
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets relates to foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	March 31, 2016	June 30, 2015
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$—
Senior term notes - 5.75%	2018	5.75	—	120,000
Senior term notes - 5.50%	2020	5.50	120,248	—
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	—	2
			120,248	120,002
Less current portion			—	(2)
Long-term portion			$120,248	$120,000

Convertible Senior Notes

In July 2014, the Company settled its $172.5 million 5.0% convertible senior notes in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year. Interest expense related to the 5.0% contractual interest coupon and amortization of the debt discount was $0.4 and $0.3 million for the nine months ended March 31, 2015, respectively.

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

The following table contains details related to the Company's Senior Term Notes:

March 31, 2016
(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000
Unamortized debt discount	(2,752)
Net carrying amount of Senior Term Notes	$120,248

Revolving Credit Facility

As of March 31, 2016 and June 30, 2015, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $1.6 and $2.1 million at March 31, 2016 and June 30, 2015, respectively, primarily related to the Company's self-insurance program. In January 2016, the Company amended its revolving credit facility primarily reducing the borrowing capacity from $400.0 to $200.0 million. Unused available credit under the facility at March 31, 2016 and June 30, 2015 was $198.4 and $397.9 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2016 and June 30, 2015, the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable and debt approximated their carrying values. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Long-lived assets (1)	$(2,575)	$(2,385)	$(7,616)	$(9,337)
Investment in EEG (2)	—	—	(12,954)	(4,654)
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

(2)	See Note 2 to the unaudited Condensed Consolidated Financial Statements.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of March 31, 2016, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,806	2,454	8,260
North American Premium	702	—	702
International	348	—	348
Total	6,856	2,454	9,310

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
North American Value	$347,976	$349,443	$1,046,198	$1,049,552
North American Premium	69,451	76,817	215,628	234,603
International	25,138	27,700	81,336	90,243
	$442,565	$453,960	$1,343,162	$1,374,398

Operating income (loss) (1):
North American Value	$35,706	$33,229	$94,316	$90,060
North American Premium	(4,580)	(4,138)	(10,903)	(10,947)
International	(629)	398	(1,130)	1,424
Total segment operating income	30,497	29,489	82,283	80,537
Unallocated Corporate	(24,876)	(24,087)	(75,269)	(76,560)
Operating income	$5,621	$5,402	$7,014	$3,977
_____________________________

(1)	Amounts for fiscal year 2015 have been revised. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

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

As of March 31, 2016, we owned, franchised or held ownership interests in 9,508 worldwide locations. Our locations consisted of 9,310 system-wide North American and International salons, and 198 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2016, we had approximately 46,000 corporate employees worldwide.

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

Prior year amounts for the three and nine months ended March 31, 2015 and 2014 have been revised. The following is a summary of the impact of revisions on net loss for the three and nine months ended March 31, 2015. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further detail regarding these revisions:

	For the Periods Ended March 31, 2015
	Three Months	Nine Months
	(Dollars in thousands)
Net loss, as reported	$(3,710)	$(31,833)
Revisions:
Deferred rent, pre-tax (1)	147	(42)
Previous out of period items, pre-tax (2)	—	1,586
Tax impact	(1,200)	(980)
Total revision impact	(1,053)	564

Net loss, as revised	$(4,763)	$(31,269)
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

	For the Periods Ended March 31,
	Three Months						Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$344.1	$352.0	77.7%	77.5%	20	(40)	$1,034.8	$1,067.1	77.1%	77.6%	(50)	(50)
Product revenues	86.7	91.1	19.6	20.1	(50)	10	273.0	274.6	20.3	20.0	30	20
Franchise royalties and fees	11.8	10.8	2.7	2.4	30	30	35.4	32.7	2.6	2.4	20	30

Cost of service (1)	217.0	216.8	63.1	61.6	150	—	651.5	659.7	63.0	61.8	120	50
Cost of product (2)	43.0	45.1	49.6	49.5	10	60	136.4	138.9	50.0	50.6	(60)	30
Site operating expenses	42.9	47.1	9.7	10.4	(70)	(20)	138.1	144.1	10.3	10.5	(20)	(30)
General and administrative	42.6	44.1	9.6	9.7	(10)	60	134.6	135.9	10.0	9.9	10	80
Rent	74.4	76.4	16.8	16.8	—	(30)	223.7	231.0	16.7	16.8	(10)	(20)
Depreciation and amortization	17.0	19.0	3.8	4.2	(40)	(180)	51.9	60.8	3.9	4.4	(50)	(110)

Interest expense	2.4	2.3	0.5	0.5	—	(80)	7.1	7.8	0.5	0.6	(10)	(50)
Interest income and other, net	1.0	0.4	0.2	0.1	10	—	3.0	1.3	0.2	0.1	10	—

Income taxes (3)	(6.3)	(8.0)	149.2	227.3	N/A	N/A	(4.9)	(16.8)	174.0	(658.3)	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	—	0.3	—	0.1	(10)	10	14.8	11.9	1.1	0.9	20	120
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
North American Value salons:
SmartStyle	$132,671	$128,315	$392,195	$374,464
Supercuts	85,562	84,464	257,304	255,233
MasterCuts	26,441	29,301	81,453	89,030
Other Value	103,302	107,363	315,246	330,825
Total North American Value salons	347,976	349,443	1,046,198	1,049,552
North American Premium salons	69,451	76,817	215,628	234,603
International salons	25,138	27,700	81,336	90,243
Consolidated revenues	$442,565	$453,960	$1,343,162	$1,374,398
Percent change from prior year	(2.5)%	(3.7)%	(2.3)%	(2.4)%
Salon same-store sales (decrease) increase (1)	(0.4)%	(0.7)%	0.8%	(0.1)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2016	2015	2016	2015
Same-store sales	(0.4)%	(0.7)%	0.8%	(0.1)%
Closed salons	(2.7)	(2.9)	(2.8)	(2.6)
New stores and conversions	0.5	0.6	0.6	0.7
Foreign currency	(0.7)	(1.3)	(1.3)	(0.6)
Other	0.8	0.6	0.4	0.2
	(2.5)%	(3.7)%	(2.3)%	(2.4)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
SmartStyle	1.7%	0.3%	4.0%	2.0%
Supercuts	2.9	1.4	2.7	1.3
MasterCuts	(5.6)	(5.1)	(3.8)	(3.8)
Other Value	0.5	(0.8)	0.4	(0.5)
North American Value same-store sales	1.0	(0.3)	1.9	0.5
North American Premium same-store sales	(6.2)	(2.8)	(3.4)	(2.8)
International same-store sales	(2.2)	0.2	(1.6)	0.3
Consolidated same-store sales	(0.4)%	(0.7)%	0.8%	(0.1)%

The same-store sales (decrease) increase of (0.4)% and 0.8% during the three and nine months ended March 31, 2016, respectively, were due to decreases of 3.0% and 2.1%, respectively, in guest visits and increases of 2.6% and 2.9%, respectively, in average ticket. The shift of Easter from April 2015 to March 2016 positively impacted same-store sales by approximately 40 basis points during the three months ended March 31, 2016. The Company constructed (net of relocations) and closed 74 and 220 company-owned salons, respectively, during the twelve months ended March 31, 2016 and sold (net of buybacks) 77 company-owned salons to franchisees during the same period (2016 Net Salon Count Changes).

The same-store sales decreases of 0.7% and 0.1% during the three and nine months ended March 31, 2015, respectively, were due to decreases of 2.4% and 1.7% in guest visits, respectively, and increases of 1.7% and 1.6%, respectively, in average ticket. The Company constructed (net of relocations) and closed 94 and 269 company-owned salons, respectively, during the twelve months ended March 31, 2015 and sold (net of buybacks) 63 company-owned salons to franchisees during the same period (2015 Net Salon Count Changes).

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $8.0 and $32.3 million in service revenues during the three and nine months ended March 31, 2016, respectively, were primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by same-store service sales increases of 0.3% and 0.5%, respectively. Increases in same-store service sales were primarily the result of 2.9% and 2.4% increases in average ticket, respectively, due to mix of service and pricing, partly offset by 2.6% and 1.9% decreases in same-store guest visits, respectively, during the three and nine months ended March 31, 2016.

Decreases of $15.2 and $32.8 million in service revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to the 2015 Net Salon Count Changes. Also contributing to the decreases were same-store service sales decreases of 0.7% and 0.3%, respectively, during the three and nine months ended March 31, 2015. Decreases in same-store service sales were primarily the result of 1.5% and 1.0% decreases in same-store guest visits, respectively, partly offset by 0.8% and 0.7% increases in average ticket, respectively, during the three and nine months ended March 31, 2015. In addition, foreign currency negatively impacted service revenues by 1.3% and 0.6%, respectively, during the three and nine months ended March 31, 2015.

Product Revenues

Decreases of $4.4 and $1.6 million in product revenues during the three and nine months ended March 31, 2016, respectively, were due to same-store product sales (decreases) increases of (3.5)% and 2.0%, respectively, 2016 Net Salon Count Changes and foreign currency fluctuations. The same-store product sales results were primarily due to average ticket decreases of 4.5% and 1.0% and guest traffic increases of 1.0% and 3.0%, respectively, during the three and nine months ended March 31, 2016, respectively.

Decreases of $3.2 and $4.2 million in product revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to the 2015 Net Salon Count Changes. Also impacting these decreases were same-store product sales

(decreases) increases of (0.9)% and 0.6%, respectively during the three and nine months ended March 31, 2015. The same-store product sales results were primarily due to 0.3% and 2.1% increases in same-store guest visits, respectively, and 1.2% and 1.5% decreases in average ticket, respectively, during the three and nine months ended March 31, 2015. In addition, foreign currency negatively impacted product revenues by 1.2% and 0.5%, respectively, during the three and nine months ended March 31, 2015.

Royalties and Fees

Total franchised locations open at March 31, 2016 were 2,454 as compared to 2,273 at March 31, 2015. Increases of $1.0 and $2.7 million in royalties and fees for the three and nine months ended March 31, 2016, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at March 31, 2015 were 2,273 as compared to 2,143 at March 31, 2014. Increases of $0.8 and $2.9 million in royalties and fees for the three and nine months ended March 31, 2015, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 150 and 120 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2016, respectively, were primarily the result of higher health insurance costs, state minimum wage increases, stylist productivity, incentives expense and Easter Sunday pay.

During the three months ended March 31, 2015, cost of service as a percent of service revenues was flat primarily the result of improved stylist productivity and lower healthcare costs, offset by state minimum wage increases, higher field incentives as the Company anniversaried an incentive-lite year and lapping of certain one-time benefits. The 50 basis point increase in cost of service as a percent of service revenues during the nine months ended March 31, 2015 was primarily the result of higher field incentives as the Company anniversaried an incentive-lite year, state minimum wage increases and lapping of certain one-time benefits related to rebates, partly offset by improved stylist productivity and a decrease in health care costs.

Cost of Product

The 10 basis point increase in cost of product as a percent of product revenues during the three months ended March 31, 2016 was primarily due to higher promotional activity, partly offset by improved salon-level inventory management. The 60 basis point decrease in cost of product as a percent of product revenues during the nine months ended March 31, 2016 was primarily due to improved salon-level inventory management and mix impacts associated with the closure of unprofitable salons and lapping prior year commissions.

The 60 and 30 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2015 were primarily due to the lapping of rebates in the prior year. The increase in the nine months ended March 31, 2015 was also a result of the rate impact of higher sales commissions, partly offset by lapping a $0.9 million inventory write-down associated with standardizing plan-o-grams in the comparable prior period and cost savings associated with the closure of unprofitable salons.

Site Operating Expenses

Site operating expenses decreased by $4.2 and $5.9 million, or 70 and 20 basis points in site operating expenses as a percentage of consolidated revenues during the three and nine months ended March 31, 2016, respectively, primarily due to a net reduction in salon counts, lower self-insurance costs, cost savings associated with telephone and utilities, lapping certain costs in the prior year and foreign currency. The decrease during the nine months ended March 31, 2016 was also a result of timing of marketing expenses.

The decreases of $3.0 and $8.3 million, or 20 and 30 basis points in site operating expenses as a percentage of consolidated revenues during the three and nine months ended March 31, 2015, respectively, were primarily a result of timing of marketing expenses. The decrease during the nine months ended March 31, 2016 was also a result of cost savings associated with lower repairs, freight and utilities.

General and Administrative (G&A)

G&A decreased $1.5 and $1.4 million during the three and nine months ended March 31, 2016, respectively. The 10 basis point decrease in G&A as a percent of consolidated revenues during the three months ended March 31, 2016 was primarily driven by lapping certain costs in the prior year quarter, a gain on life insurance proceeds, cost savings and foreign currency, partly offset by planned strategic investments in Technical Education and higher legal fees. The 10 basis point increase in G&A as a percent of consolidated revenues during the nine months ended March 31, 2016 was primarily driven by higher legal fees, planned strategic investments in Technical Education, timing of incentive expenses and senior term modification fees, partly offset by lapping certain costs in the prior year, cost savings, a gain on life insurance proceeds and foreign currency.

The increase of $1.0 million, or 60 basis points in G&A as a percent of consolidated revenues during the three months ended March 31, 2015, was primarily driven by the higher incentive compensation levels as the Company anniversaried against an incentive-lite year and planned strategic investments in Asset Protection and Human Resources initiatives, partly offset by cost savings and lapping of certain professional fees incurred in the prior year. The $8.2 million or 80 basis point increase in G&A as a percent of consolidated revenues during the nine months ended March 31, 2015 was primarily driven by the higher incentive compensation levels as the Company anniversaried against an incentive-lite year, planned strategic investments in Asset Protection and Human Resource initiatives and the lapping of a favorable deferred compensation adjustment within our Unallocated corporate segment. These items were partly offset by a net legal settlement, cost savings, lapping of certain professional fees incurred in the prior year and a decrease in health care costs.

Rent

Rent expense decreased $2.0 and $7.3 million, or 0 and 10 basis points as a percent of consolidated revenues during the three and nine months ended March 31, 2016, respectively, due to a net reduction in salon counts and foreign currency fluctuations, partly offset by rent inflation and lease termination costs.

Rent expense decreased $4.3 and $7.9 million during the three and nine months ended March 31, 2015, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation. The 30 and 20 basis point decreases in rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2015 were due to salon closures, partly offset by negative leverage caused by same-store sales declines.

Depreciation and Amortization (D&A)

The decreases of $2.1 and $8.9 million, or 40 and 50 basis points, in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2016, respectively, were primarily due to a net reduction in salon counts. The decrease in D&A during the nine months ended March 31, 2016 was also due to reduced salon asset impairments in the North American Value and Premium segments.

The decreases of $9.3 and $16.0 million, or 180 and 110 basis points in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to lapping higher fixed asset impairment charges, lower fixed asset balances and store closures during the three and nine months ended March 31, 2015. In addition, prior comparable periods included accelerated depreciation expense associated with a leased building in conjunction with the Company's headquarters consolidation, recorded in our Unallocated Corporate segment, and higher depreciation expense related to the Company's POS and salon workstations that were installed in the fourth quarter of fiscal year 2013.

Interest Expense

Interest expense increased (decreased) $0.1 and $(0.7) million, or 0 and (10) basis points as a percent of consolidated revenues for the three and nine months ended March 31, 2016. The decrease during the nine months ended March 31, 2016 was due to the settlement of the $172.5 million convertible senior notes in July 2014.

The decreases of $4.0 and $8.1 million, or 80 and 50 basis points in interest expense as a percent of consolidated revenues for the three and nine months ended March 31, 2015, respectively, were primarily due to the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.

Interest Income and Other, net

The $0.6 and $1.7 million, or 10 basis point increases in interest income and other, net as a percent of consolidated revenues during the three and nine months ended March 31, 2016 were both primarily due to lapping a prior year foreign currency loss and gain on salon assets sold.

Interest income and other, net as a percent of consolidated revenues during the three and nine months ended March 31, 2015 was flat to both comparable prior periods.

Income Taxes

During the three and nine months ended March 31, 2016, the Company recognized tax expense of $6.3 and $4.9 million, respectively, with corresponding effective tax rates of 149.2% and 174.0%. During the three and nine months ended March 31, 2015, the Company recognized tax expense of $8.0 and $16.8 million, respectively, with corresponding effective tax rates of 227.3% and (658.3)%.

The recorded income tax provision and effective tax rates for the three and nine months ended March 31, 2016 and 2015 were different than what would normally be expected due to the impact of the deferred tax valuation allowance. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. Income tax expense for the three and nine months ended March 31, 2016 includes non-cash expense of $5.3 and $3.4 million, respectively, related to this matter. This non-cash impact will continue as long as the Company has a valuation allowance against most of its deferred tax assets and is expected to approximate $8.0 million of expense for fiscal year 2016.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in Loss of Affiliated Companies, Net of Income Taxes

The equity in loss of affiliated companies was $0.0 and $14.8 million during the three and nine months ended March 31, 2016, respectively. During the three months ended March 31, 2016, the Company did not record any losses related to EEG as it has recorded losses equal to the Company's investment in EEG. The equity in loss of affiliated companies of $14.8 million for the nine months ended March 31, 2016 was primarily the result of the Company's share of EEG's net losses and the Company's other than temporary non-cash impairment charge. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

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

As of March 31, 2016, cash and cash equivalents were $141.1 million, with $127.8, $4.8 and $8.5 million within the United States, Canada, and Europe, respectively. During the three months ended March 31, 2016, $1.8 million of cash was returned to the United States from Canada through the repayment of intercompany notes.

In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes), providing reasonably priced liquidity for an additional two years. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

The Company has a $200.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. In January 2016, the Company amended its revolving credit facility, primarily reducing the borrowing capacity from $400.0 to $200.0 million. This amendment was driven by the Company's desire to right-size the credit facility once the senior term notes had been extended to December 2019 and to reduce unused commitment fees. As of March 31, 2016, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $1.6 million and unused available credit of $198.4 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At March 31, 2016, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet to enhance operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the nine months ended March 31, 2016, the Company repurchased approximately 7.4 million shares of common stock for $97.0 million at an average share price, excluding transaction costs, of $13.17.

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2016, cash provided by operating activities of $38.9 million decreased by $33.4 million compared to the prior comparable period, due to higher inventory purchases, enhanced incentive payouts in the current year, and timing of accounts payable.

During the nine months ended March 31, 2015, cash provided by operating activities of $72.3 million decreased by $11.4 million compared to the prior comparable period, primarily as a result of changes in revenues and operating income during the nine months ended March 31, 2015 and a change in cash from working capital.

Cash Flows from Investing Activities

During the nine months ended March 31, 2016, cash used in investing activities of $11.3 million was primarily for capital expenditures of $22.7 million, partly offset by a change in restricted cash of $7.0 million, cash proceeds from company-owned life insurance policies of $2.9 million and cash proceeds from the sale of salon assets of $1.5 million.

During the nine months ended March 31, 2015, cash used in investing activities of $27.7 million was primarily for capital expenditures of $29.7 million, partly offset by cash proceeds from sale of salon assets of $2.0 million.

Cash Flows from Financing Activities

During the nine months ended March 31, 2016, cash used in financing activities of $97.7 million was for $97.0 million of common stock repurchases and the purchase of an additional 24% ownership interest in Roosters MGC International LLC for $0.7 million. During the nine months ended March 31, 2015, cash used in financing activities of $206.6 million was primarily for repayments of long-term debt of $173.7 million and repurchases of common stock of $32.9 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease) (1)
March 31, 2016	18.9%	280
June 30, 2015	16.1%	(1,300)
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 280 basis point increase in the debt to capitalization ratio as of March 31, 2016 compared to June 30, 2015, is primarily due to the repurchase of approximately 7.4 million shares of common stock for $97.0 million during the nine months ended March 31, 2016.

The basis point improvement in the debt to capitalization ratio as of June 30, 2015 compared to June 30, 2014 was primarily due to the $173.7 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes. This was partly offset by the repurchase of 3.1 million shares of common stock for $47.9 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In fiscal year 2016, the Company's Board of Directors authorized an additional $100.0 million for share repurchases resulting in a total of $450.0 million authorized at March 31, 2016. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three and nine months ended March 31, 2016, the Company repurchased 1,392,058 shares for $20.0 million and 7,355,052 shares for $97.0 million, respectively. At March 31, 2016, $64.0 million remained outstanding under the approved stock repurchase program.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2016 due to the material weakness previously reported in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015, which has not yet been fully remediated.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter except for those related to the remediation of controls over the accounting for leases, as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation

The Company is continuing to implement changes to our internal control over financial reporting to remediate the identified control deficiencies. We have implemented certain changes during the three months ended March 31, 2016 on the following remediation steps disclosed in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015 to strengthen our overall internal control over accounting for leases:

•	Enhanced rigor around identification and review of key lease terms and dates,

•	Implemented additional monitoring controls to ensure compliance with accounting guidance,

•	Developed and implemented accounting software to enhance the use of systematic processes.

We are continuing to take action on the following remediation step disclosed in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015 to strengthen our overall internal control over accounting for leases:

•	Review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for lease accounting.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in our controls over the accounting for leases. Until the remediation steps set forth above have been fully implemented, tested and deemed to be designed and operating effectively, the material weakness described above will continue to exist and the Company could record material misstatements to the non-cash deferred rent account, related accounts and disclosures.

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

Item 1A.  Risk Factors

Except as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and as set forth below, there have been no material changes to the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2015. The following is not an exclusive list of all risk factors the Company faces. You should consider the other risks and uncertainties discussed under Part I, Item 1A, Risk Factors within the Company’s 2015 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In fiscal year 2016, the Company's Board of Directors authorized an additional $100.0 million for share repurchases resulting in a total of $450.0 million authorized at March 31, 2016. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three and nine months ended March 31, 2016, the Company repurchased 1,392,058 shares for $20.0 million and 7,355,052 shares for $97.0 million, respectively. As of March 31, 2016, a total accumulated 18.1 million shares have been repurchased for $386.0 million. At March 31, 2016, $64.0 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

1/1/16 - 1/31/16	544,513	14.67	17,255,858	76,021
2/1/16 - 2/29/16	580,386	13.76	17,836,244	68,032
3/1/16 - 3/31/16	267,159	14.95	18,103,403	64,037
Total	1,392,058	$14.35	18,103,403	$64,037

Item 6.  Exhibits

Exhibit 31.1	President and Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: April 28, 2016	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: April 28, 2016	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)