Form 10-K
period 2016-06-30
REGIS CORP
filed 2016-08-23
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2015, was approximately $509,674,694. The registrant has no non-voting common equity.
As of August 16, 2016, the registrant had 46,154,722 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2016 meeting of shareholders (the "2016 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2016) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to execute on our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; changes in tax exposure; the effect of changes to healthcare laws; reliance on management information systems; financial performance of Empire Education Group; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; financial performance of our franchisees; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2016

PART I

Item 1.    Business
General:
Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2016, the Company owned, franchised or held ownership interests in 9,483 locations worldwide. The Company's locations consist of 9,288 company-owned and franchised salons and 195 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass marketplace.
Service revenues comprise approximately 79% of total company-owned revenues. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. The percentage of company-owned service revenues in each fiscal year 2016, 2015, and 2014 attributable to haircutting and styling, hair coloring and other services were 72%, 19% and 9%, respectively.
The Company reports its operations in three operating segments: North American Value, North American Premium and International. The Company's North American Value salon operations are comprised of 5,784 company-owned salons and 2,496 franchised salons operating in the United States, Canada, and Puerto Rico. The Company's North American Premium salon operations are comprised of 680 company-owned salons operating in the United States, Canada, and Puerto Rico. The Company's International operations are comprised of 328 company-owned salons in the United Kingdom. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry, value and premium. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the value category, offering high quality, convenience, and affordably priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the premium category, offering upscale hair care and beauty services and retail products. The Company's North American Value business is located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall-based locations. During fiscal years 2016 and 2015, the number of guest visits at the Company's company-owned salons approximated 72 and 76 million, respectively.
Financial information about our segments and geographic areas for fiscal years 2016, 2015, and 2014 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from smaller chains of salons such as Great Clips, Fantastic Sams, and Sport Clips, independently owned salons, department store salons located within malls, booth rentals and blow dry bars.
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
Mission and Strategies:
The Company's long-term mission is to create guests for life. To successfully achieve our mission and build a winning organization, we must be the place where stylists can have successful and satisfying careers, which will drive great guest experiences and in turn, guests for life. Our key strategies and priorities are well aligned, focusing on people, processes and metrics to drive execution and performance. Our key strategies follow:

1.	Earn the Hearts and Minds of Our Team

2.	Develop High Performing Leaders

3.	Attain Operational Excellence through Simplicity

4.	Achieve Each Salon's Potential

5.	Deliver Exceptional Guest Experiences
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
Field Leadership. Our field leadership is organized to enable localized mentoring and decision making, improve geographic proximity and increase local market efficiency. Development of our field leaders is a high priority because stylists depend on their salons and field leaders for coaching, mentoring and motivation. Our training curriculum serves as the foundation for ongoing leadership development. Role clarity and talent assessments help us identify ways to develop and upgrade field leadership. Execution disciplines are used to drive accountability, execution and business performance. Incentives are designed to align field interests with those of the Company's shareholders by rewarding behaviors focused on profitable revenue growth. This organization structure also provides a clear career path for our people who desire to ascend within the Company.
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
 Recruiting.     Ensuring we keep our salons fully staffed with great stylists is critical to our success. To that end, we continue to enhance our recruiting efforts across all levels within our organization. We cultivate a pipeline of field leaders through succession planning and recruitment venues from within and outside the salon industry. We also leverage beauty school relationships and participate in job fairs and industry events.
Technology.    Our point-of-sale (POS) systems and salon workstations throughout North America enable communication with salons and stylists, delivery of online and digital training to stylists, real-time salon level analytics on guest retention, wait times, stylist productivity, and salon performance. We also use technology to provide asset protection dashboards and analytics to help prioritize efforts against our most compelling opportunities to reduce loss in our salons.
Guests
Great stylists, coupled with high quality service, convenience, affordability, an inviting salon appearance and atmosphere, and comprehensive retail assortments, create guests for life.
Convenience.    Our different salon concepts enable our guests to select different service scheduling options based upon their preference. In the value category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering upon convenience. We continue to focus on staffing and retention, optimizing schedules and leveraging our POS systems to help us balance stylist hours with guest traffic and manage guest wait times. In the premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability.    The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at affordable prices. These expectations are met with average service transactions ranging from $17 to $22. In the premium category, our guests expect upscale, full service beauty services at reasonable prices. Average service transactions approximate $47 in this category. Pricing decisions are considered on a salon level basis and established based on local conditions.
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
Retail Assortments.    The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of own-brand products. Retail products offered by the Company are intended to be sold only through professional salons, and complement its salon services business. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Paul Mitchell, Biolage, Regis designLINE, Redken, Nioxin, Sexy Hair Concepts, It's a 10, Kenra, Tigi, and Moroccanoil.
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
Simplification.   Our ongoing simplification efforts focus on improving the way we plan and execute across our many brands. Standardizing processes and procedures around scheduling, inventory management, day-to-day salon execution and reporting makes it easier to lead and execute in a multi-unit organization. Our organization also remains focused on identifying and driving cost saving and profit enhancing initiatives.
Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the mass market. A description of the Company's salon concepts are listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are located exclusively in Walmart Supercenters. SmartStyle has a walk-in guest base with value pricing. Service revenues represent approximately 69% of total company-owned SmartStyle revenues. Additionally, the Company has 125 franchised Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. Service revenues represent approximately 90% of total company-owned Supercuts revenues. Additionally, the Company has 1,579 franchised Supercuts locations.
MasterCuts.    MasterCuts salons are a full service, mall based salon group which focuses on the walk-in consumer who demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices, and time saving services for the entire family. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Service revenues comprise approximately 83% of the concept's total revenues.

Other Value.    Other Value salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as hair care products. Hair Masters offers moderately-priced services, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent approximately 89% of total company-owned Other Value salons revenues. Additionally, the Company has 792 franchised locations of Other Value salons.
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
International Salons.    International salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis, and Sassoon concepts. These salons offer similar levels of service as our North American salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. Service revenues comprise approximately 76% of total company-owned international locations.
The tables on the following pages set forth the number of system wide locations (company-owned and franchised) and activity within the various salon concepts.
System-wide location counts

	June 30,
	2016	2015	2014
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	2,683	2,639	2,574
Supercuts	1,053	1,092	1,176
MasterCuts	430	466	505
Other Value	1,604	1,711	1,846
Regis	694	761	816
Total North American salons(1)	6,464	6,669	6,917
Total International salons(2)	328	356	360
Total, Company-owned salons	6,792	7,025	7,277
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	125	127	126
Supercuts	1,579	1,393	1,213
Other Value	792	804	840
Total North American salons	2,496	2,324	2,179
Total International salons(2)	—	—	—
Total, Franchised salons	2,496	2,324	2,179
Ownership interest locations:
Equity ownership interest locations	195	207	218
Grand Total, System-wide	9,483	9,556	9,674

Constructed Locations (net relocations)

	Fiscal Years
	2016	2015	2014
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	51	68	85
Supercuts	5	7	13
MasterCuts	—	—	1
Other Value	1	1	4
Regis	—	—	1
Total North American salons(1)	57	76	104
Total International salons(2)	9	15	23
Total, Company-owned salons	66	91	127
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	—	1	3
Supercuts	146	126	94
Other Value	24	13	37
Total North American salons(1)	170	140	134
Total International salons(2)	—	—	—
Total, Franchised salons	170	140	134
Closed Locations

	Fiscal Years
	2016	2015	2014
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	(7)	(3)	(1)
Supercuts	(17)	(36)	(44)
MasterCuts	(36)	(39)	(27)
Other Value	(77)	(114)	(126)
Regis	(67)	(55)	(47)
Total North American salons(1)	(204)	(247)	(245)
Total International salons(2)	(37)	(19)	(14)
Total, Company-owned salons	(241)	(266)	(259)
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	(2)	—	—
Supercuts	(22)	(22)	(19)
Other Value	(32)	(50)	(44)
Total North American salons(1)	(56)	(72)	(63)
Total International salons(2)	—	—	—
Total, Franchised salons	(56)	(72)	(63)

Conversions (including net franchisee transactions)(3)

	Fiscal Years
	2016	2015	2014
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Supercuts	(27)	(55)	(3)
MasterCuts	—	—	(1)
Other Value	(31)	(22)	(22)
Regis	—	—	—
Total North American salons(1)	(58)	(77)	(26)
Total International salons(2)	—	—	—
Total, Company-owned salons	(58)	(77)	(26)
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	62	76	22
Other Value	(4)	1	4
Total North American salons(1)	58	77	26
Total International salons(2)	—	—	—
Total, Franchised salons	58	77	26
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

(3)
During fiscal years 2016, 2015, and 2014, the Company acquired one, zero, and two salon locations, respectively, from franchisees. During fiscal years 2016, 2015, and 2014, the Company sold 59, 77, and 28 salon locations, respectively, to franchisees.

Salon Franchising Program:
General.    We have various franchising programs supporting our 2,496 franchised salons as of June 30, 2016, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, and Magicuts. These salons have been included in the discussions regarding salon counts and concepts.
We provide our franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of support designed to help franchisees build successful businesses.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor, and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company’s franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees’ employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor, and trademark usage), including, but not limited to, franchisees’ employees’ wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, uniforms, and/or discipline and discharge.
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
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, personnel management, marketing fundamentals, and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The Company provides salon managers and stylists with extensive technical training for Supercuts franchises.
Salon Markets and Marketing:
Company-Owned Salons
The Company utilizes various marketing vehicles for its salons, including traditional advertising, guest relationship management, digital channels and promotional/pricing based programs. A predetermined allocation of revenue is used for such programs. Most marketing vehicles including radio, print, online, digital and television advertising are developed and supervised at the Company's Salon Support headquarters; however, the majority of advertising is created for our local markets. The Company reviews its brand strategy with the intent to create more clear communication platforms, identities and differentiation points for our brands to drive consumer preference.
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
Affiliated Ownership Interests:
The Company maintains ownership interests in beauty schools and salons. The primary ownership interest is a 54.6% interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists straight from beauty school.
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
Corporate Employees:
During fiscal year 2016, the Company had approximately 45,000 full and part-time employees worldwide, of which approximately 39,000 employees were located in the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its employee relations are amicable.

Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Daniel Hanrahan	59	President and Chief Executive Officer
Steven Spiegel	54	Executive Vice President and Chief Financial Officer
Eric Bakken	49	Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel
Jim Lain	52	Executive Vice President and Chief Operating Officer
Andrew Dulka	42	Senior Vice President and Chief Information Officer
Annette Miller	54	Senior Vice President and Chief Merchandising Officer
Heather Passe	45	Senior Vice President and Chief Marketing Officer
Carmen Thiede	49	Senior Vice President and Chief Human Resources Officer
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
Steven Spiegel has served as Executive Vice President and Chief Financial Officer since December 2012. Before joining Regis Corporation, he served as Vice President of Finance at Unilever (formerly Alberto Culver) from May 2005 to May 2012.
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
Jim Lain has served as Executive Vice President and Chief Operating Officer since November 2013. Before joining Regis Corporation, he served as Vice President at Gap, Inc. from August 2006 to November 2013.
Andrew Dulka has served as Senior Vice President and Chief Information Officer since May 2015. He served as Vice President, Retail Systems and Enterprise Architecture from July 2012 to April 2015. Before joining Regis Corporation, he served as Vice President, Infrastructure and Application Maintenance at Allianz Life from December 2009 to July 2012.
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
Carmen Thiede has served as Senior Vice President and Chief Human Resources Officer since October 2013. Before joining Regis Corporation, she served as Senior Vice President of Human Resources at Ameriprise Financial from October 2006 to October 2013.
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
These foundational changes were disruptive to our business. In fiscal 2014 and 2015, same-store sales declined 4.8% and 0.3%, respectively, compared to the prior year. While fiscal 2016 same-store sales growth of 0.2% represents improved trends, there can be no assurance we will be able to successfully execute on our business strategy in fiscal 2017 and beyond to achieve long-term growth, profitability and a broader scale turn. We will also need to continue to refine our strategy as market dynamics continue to evolve. If our efforts are not effective, our same-store sales, margins and return on invested capital may be adversely affected.
In addition, the unexpected loss of any of our executive leadership team members could adversely affect the momentum we have achieved in executing on our business strategies and could adversely affect our business.
Our business is based on the success of our stylists. It is important for us to attract, train and retain talented stylists and salon leaders.
Guest loyalty is highly dependent upon the stylists who serve our guests. In order to profitably grow our business, it is important for us to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly-fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In some markets we have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining great stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we would have increased difficulty staffing our salons in some markets. If we are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales could decline and our results of operations could be adversely affected.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, recent changes to overtime requirements, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.
With 9,483 locations and approximately 45,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits may result in additional costs to our Company.
A number of states and cities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. The Department of Labor has approved changes, effective December 1, 2016, to the classification of employees deemed to be exempt from the overtime requirements of the Fair Labor Standards Act, which are designed to increase the number of employees eligible to receive overtime pay. Increases in minimum wages and overtime pay increase our costs, and our ability to offset these increases through price increases is limited. In fact, increases in minimum wages increased our costs throughout fiscal 2014, 2015 and 2016. In addition, changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it could have an adverse effect on our business and financial results.
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
The nature of our business involves processing, transmission and storage of personal information about our guests as well as employees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations and their third party vendors are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred at a number of large U.S. companies in recent years. Our efforts, and those of our third party vendors, to protect sensitive guest and employee information may not be successful in preventing a breach in our systems, or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, or sensitive information could be accessed by third parties. If that happened, our guests could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits. These laws are changing rapidly and vary among jurisdictions. Furthermore, while our franchisees are independently responsible for data security at franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in determining our tax provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to the examination of our income tax returns, payroll taxes and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes and payroll tax accruals. There can be no assurances as to the outcome of these examinations. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and employment taxes.  The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made.
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
We offer comprehensive healthcare coverage to eligible employees in the United States. Historically, a majority of our eligible employees do not participate in our healthcare plans. Due to changes to healthcare laws in the United States pursuant to the Affordable Care Act (ACA), it is possible that enrollment in the Company’s healthcare plans may increase as employees continue to assess their healthcare alternatives (and as individual penalties for failing to have insurance increase) and if provisions regarding automatic enrollment of new eligible employees become effective in the future. Furthermore, potential fees and or penalties may be assessed as a result of individuals either not being offered healthcare coverage within a limited timeframe or if coverage offered does not meet minimum care and affordability standards. An increase in the number of employees who elect to participate in our healthcare plans, new ACA requirements or if the Company fails to comply with one or more provisions of ACA may significantly increase our healthcare-related costs and negatively impact our operating results.
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
If our joint venture with Empire Education Group is unsuccessful, our financial results may be affected.
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
Consumer shopping trends and changes in manufacturer choice of distribution channels may negatively affect both service and product revenues.
Our North American Value business is located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall-based locations. Our salons are partly dependent on the volume of traffic around these locations in order to generate both service and product revenues. We've experienced a proliferation of alternative channels of distribution, like blow dry bars, booth rental facilities, discount brick-and-mortar and online professional products retailers, and manufacturers selling direct to consumers online. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us without much advance notice. In some shopping malls, we have experienced declines in traffic due to changes in consumer preferences favoring locations other than malls. These trends could reduce the volume of traffic around our salons, and in turn, our revenues may be adversely affected.
Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2016, approximately 26% of our salons are franchised locations. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
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
Competition on a market by market basis remains challenging as many smaller chain competitors are franchise systems with local operating strength in certain markets and the hair salon industry as a whole is fragmented and highly competitive for customers, stylists and prime locations. Therefore, our ability to attract guests, raise prices and secure suitable locations in certain markets can be adversely impacted by this competition. Our strategies for competing are complicated by the fact that we have multiple brands in multiple segments, which compete on different factors.
Furthermore, our reputation is critical to our ability to compete and succeed. Our reputation may be damaged by negative publicity on social media or other channels regarding the quality of services we provide. It may also be damaged by factors that are mostly or entirely out of our control, including actions by our franchisees. If we are not able to successfully compete, our ability to grow same-store sales and increase our revenue and earnings may be impaired.
Changes to interest rates and foreign currency exchange rates may impact our results from operations.
Changes in interest rates and foreign currency exchange rates will have an impact on our expected results from operations. Historically, we have managed the risk related to fluctuations in these rates through the use of fixed rate debt instruments and other financial instruments. In particular, the United Kingdom’s vote in June 2016 to leave the European Union, commonly known as “Brexit,” has increased the volatility of currency exchange rates. If the British pound weakens, it may adversely affect our results of operations.
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
We maintain key relationships with certain companies, including Walmart. In particular, we have 2,808 SmartStyle/Cost Cutters salons within Walmart locations, including 51 salons opened during fiscal year 2016 (net of relocations). The continued operation and growth of this business is dependent on our relationship with Walmart. In addition, our company-owned locations are concentrated with leases with certain major regional and national landlords. Termination, modification or mismanagement, of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.
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
Changes to the U.S., Canadian and United Kingdom economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, other casualty events and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Brexit may have economic repercussions, including recession, which could adversely impact our operating results.

Changes in fashion trends may impact our revenue.
Changes in consumer tastes, hair product innovation, and fashion trends can have an impact on our financial performance. Our inability to anticipate, gauge and react to changing consumer tastes in a timely manner could adversely impact our revenue.

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
The Company also leases the premises in which approximately 84% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
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
The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2016 and 2015 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
As of August 10, 2016, Regis shares were owned by approximately 14,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The closing stock price was $12.92 per share on August 10, 2016.

	Fiscal Years
	2016		2015
Fiscal Quarter	High	Low	High	Low
1st Quarter	$16.10	$10.60	$17.51	$13.50
2nd Quarter	18.13	11.81	17.76	14.58
3rd Quarter	16.55	13.04	17.41	14.70
4th Quarter	16.02	10.96	17.91	15.76
The Company paid dividends of $0.06 per share per quarter during the first and second quarters of fiscal year 2014. In accordance with its capital allocation policy, the Company no longer pays dividends.
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
The Peer Group consists of the following companies: Advance Auto Parts, Inc., Boyd Gaming Corp., Brinker International, Inc., Outerwall, Inc. (formerly Coinstar, Inc.), Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., H&R Block, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the guest service element is a critical component to the business and a target of moderate guests in terms of income and style, excluding apparel companies. The Peer Group is the same group of companies the Company utilized as its peer group for executive compensation purposes in fiscal years 2016, 2015 and 2014. Information regarding executive compensation will be set forth in the 2016 Proxy statement.
The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2011 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2016

	June 30,
	2011	2012	2013	2014	2015	2016
Regis	$100.00	$118.95	$110.22	$95.25	$106.62	$84.23
S & P 500	100.00	105.45	127.17	158.46	170.22	177.02
S & P 400 Midcap	100.00	97.67	122.27	153.12	162.92	165.09
Dow Jones Consumer Service Index	100.00	113.30	145.52	177.89	208.91	212.73
Peer Group	100.00	109.28	143.21	159.01	191.76	194.95
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2016, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2016	2015	2014
Repurchased Shares	7,647,819	3,054,387	—
Average Price (per share)	$13.19	$15.64	$—
Price range (per share)	$10.94 - $15.95	$13.72 - $17.32	$—
Total	$101.0 million	$47.9 million	$—

The following table shows the stock repurchase activity by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
4/1/16 - 4/30/16	—	$—	18,103,403	$64,037
5/1/16 - 5/31/16	292,767	13.65	18,396,170	60,041
6/1/16 - 6/30/16	—	—	18,396,170	60,041
Total	292,767	$13.65	18,396,170	$60,041

Item 6.    Selected Financial Data
The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of this Report on Form 10-K.

	Fiscal Years
	2016	2015	2014	2013(b)	2012(b)
	(Dollars in thousands, except per share data)
Revenues	$1,790,869	$1,837,287	$1,892,437	$2,018,713	$2,122,227
Operating income (loss)(a)	17,614	3,531	(34,958)	13,359	(2,226)
(Loss) income from continuing operations(a)	(11,316)	(33,212)	(139,874)	5,478	(51,950)
(Loss) income from continuing operations per diluted share	(0.23)	(0.60)	(2.48)	0.10	(0.91)
Dividends declared, per share	—	—	0.12	0.24	0.24

	June 30,
	2016	2015	2014	2013(b)	2012(b)
	(Dollars in thousands)
Total assets, including discontinued operations	$1,036,761	$1,162,015	$1,415,949	$1,391,399	$1,572,725
Long-term debt and capital lease obligations, including current portion	120,435	120,002	293,503	174,770	287,674
_______________________________________________________________________________

(a)	The following significant items affected each of the years presented:

•	During fiscal year 2016, the Company recorded a $13.0 million other than temporary non-cash impairment charge to fully impair its investment in EEG and $10.5 million of fixed asset impairment charges.

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

(b)
In fiscal year 2013 the Hair Restoration Centers operations were accounted for as discontinued operations. Fiscal year 2012 is presented to reflect the Hair Restoration Centers as discontinued operations.

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
BUSINESS DESCRIPTION
Regis Corporation owns, franchises and operates beauty salons. As of June 30, 2016, the Company owned, franchised or held ownership interests in 9,483 locations worldwide. The Company's locations consist of 9,288 company-owned and franchised salons and 195 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. See discussion within Part I, Item 1.
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

	Fiscal Years
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(Dollars in millions)			% of Total Revenues			Basis Point Increase (Decrease)
Service revenues	$1,383.7	$1,429.4	$1,480.1	77.3%	77.8%	78.2%	(50)	(40)	70
Product revenues	359.7	363.2	371.5	20.1	19.8	19.6	30	20	(100)
Franchise royalties and fees	47.5	44.6	40.9	2.7	2.4	2.2	30	20	30

Cost of service(1)	868.2	882.7	907.3	62.7	61.8	61.3	90	50	180
Cost of product(2)	179.3	180.6	186.9	49.9	49.7	50.3	20	(60)	(480)
Site operating expenses	183.0	192.4	203.5	10.2	10.5	10.8	(30)	(30)	80
General and administrative	178.0	186.1	172.8	9.9	10.1	9.1	(20)	100	(210)
Rent	297.3	309.1	322.3	16.6	16.8	17.0	(20)	(20)	90
Depreciation and amortization	67.5	82.9	99.7	3.8	4.5	5.3	(70)	(80)	80
Goodwill impairment	—	—	34.9	—	—	1.8	—	(180)	180

Interest expense	9.3	10.2	22.3	0.5	0.6	1.2	(10)	(60)	(60)
Interest income and other, net	4.2	1.7	2.0	0.2	0.1	0.1	10	—	(170)

Income taxes(3)	(9.0)	(14.6)	(73.0)	72.3	(293.4)	(131.9)	N/A	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	14.8	13.6	11.6	0.8	0.7	0.6	10	10	(20)

(Loss) income from discontinued operations, net of income taxes	—	(0.6)	1.4	—	—	0.1	—	(10)	(110)
____________________________________________________________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of income (loss) from continuing operations before income taxes and equity in loss of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
North American Value salons:
SmartStyle	$522,700	$500,562	$487,722
Supercuts	345,094	343,299	343,372
MasterCuts	106,791	117,246	127,758
Other Value	420,754	442,312	471,231
Total North American Value salons	1,395,339	1,403,419	1,430,083
North American Premium salons	283,438	309,600	333,858
International salons	112,092	124,268	128,496
Consolidated revenues	$1,790,869	$1,837,287	$1,892,437
Percent change from prior year	(2.5)%	(2.9)%	(6.3)%
Salon same-store sales increase (decrease)(1)	0.2%	(0.3)%	(4.8)%
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

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2016	2015	2014
Same-store sales	0.2%	(0.3)%	(4.8)%
Closed salons	(2.7)	(2.7)	(2.6)
New stores and conversions	0.5	0.6	0.8
Foreign currency	(1.2)	(0.8)	(0.2)
Other	0.7	0.3	0.5
	(2.5)%	(2.9)%	(6.3)%
Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2016	2015	2014
SmartStyle	3.4%	1.6%	(5.4)%
Supercuts	2.0%	1.3%	0.5%
MasterCuts	(4.4)%	(4.0)%	(9.4)%
Other Value	(0.2)%	(0.7)%	(5.4)%
Total North American Value salons	1.3%	0.3%	(4.5)%
North American Premium salons	(3.8)%	(3.0)%	(6.7)%
International salons	(2.3)%	0.6%	(1.5)%
Consolidated same-store sales	0.2%	(0.3)%	(4.8)%

The same-store sales increase of 0.2% during fiscal year 2016 was due to a 3.1% increase in average ticket, partly offset by a 2.9% decrease in guest visits. We closed 297 salons (including 56 franchised salons), constructed (net of relocations) 66 company-owned salons and acquired one company-owned salon via franchise buyback during fiscal year 2016 (2016 Net Salon Count Changes).
The same-store sales decrease of 0.3% during fiscal year 2015 was due to a 1.9% decrease in guest visits, partly offset by a 1.6% increase in average ticket. We closed 338 salons (including 72 franchised salons), constructed (net of relocations) 91 company-owned salons and did not acquire any company-owned locations during fiscal year 2015 (2015 Net Salon Count Changes).
The same-store sales decrease of 4.8% during fiscal year 2014 was due to a 6.1% decrease in guest visits, partly offset by a 1.3% increase in average ticket. We closed 322 salons (including 63 franchised salons), constructed (net of relocations) 127 company-owned salons and acquired two company-owned salons via franchise buybacks during fiscal year 2014 (2014 Net Salon Count Changes).
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:
Service Revenues
The $45.7 million decrease in service revenues during fiscal year 2016 was primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations. Same-store service sales were flat, primarily a result of a 2.7% increase in average ticket, offset by a 2.7% decrease in same-store guest visits.
The $50.7 million decrease in service revenues during fiscal year 2015 was primarily due to the 0.4% decrease in same-store service sales, the 2015 Net Salon Count Changes and foreign currency fluctuations. The decrease in same-store service sales was primarily a result of a 1.2% decrease in same-store guest visits, partly offset by a 0.8% increase in average ticket.
The $83.8 million decrease in service revenues during fiscal year 2014 was primarily due to the 3.4% decrease in same-store service sales and the 2014 Net Salon Count Changes. The decrease in same-store service sales was primarily a result of a 4.9% decrease in same-store guest visits, partly offset by a 1.5% increase in average ticket.
Product Revenues
The $3.6 million decrease in product revenues during fiscal year 2016 was primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by the increase in same-store product sales of 1.3%. The increase in same-store product sales was primarily a result of a 2.0% increase in same-store guest visits, partly offset by a 0.7% decrease in average ticket.
The $8.2 million decrease in product revenues during fiscal year 2015 was primarily due to the 2015 Net Salon Count Changes. Same-store product sales were flat primarily a result of a 1.7% increase in same-store guest visits, offset by a 1.7% decrease in average ticket.
The $44.3 million decrease in product revenues during fiscal year 2014 was primarily due to the 10.3% decrease in same-store product sales and the 2014 Net Salon Count Changes. The decrease in same-store product sales was primarily a result of a 14.7% decrease in same-store guest visits, partly offset by a 4.4% increase in average ticket.
Royalties and Fees
The $2.9, $3.8, and $1.8 million increases in royalties and fees during fiscal years 2016, 2015 and 2014, respectively, were due to increases in franchised locations of 172, 145 and 97, respectively, and same-store sales increases at franchised locations.
Cost of Service
The 90 basis point increase in cost of service as a percent of service revenues during fiscal year 2016 was primarily due to minimum wage increases, unfavorable stylist productivity, higher health insurance costs and mix shifts to more costly color services, partly offset by mix improvement from closing underperforming salons.
The 50 basis point increase in cost of service as a percent of service revenues during fiscal year 2015 was primarily due to state minimum wage increases, higher field incentives as the Company anniversaries an incentive-lite year and the lapping of a prior year rebate, partly offset by improved stylist productivity and a decrease in healthcare costs.

The 180 basis point increase in cost of service as a percent of service revenues during fiscal year 2014 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. The change in expense categorization accounted for 140 basis points of the increase for fiscal year 2014. The remaining increase of 40 basis points for fiscal year 2014 was primarily the result of negative leverage from stylist hours caused by a decline in same-store service sales, increased stylists wages and an increase in healthcare costs, partly offset by cost reductions due to the field reorganization and lower levels of bonuses and the lapping of a full commission coupon event that was not repeated.
Cost of Product
The 20 basis point increase in cost of product as a percent of product revenues during fiscal year 2016 was primarily from increased promotions, partly offset by the closure of salons with higher product costs as a percent of product revenues.
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
Site Operating Expenses
Site operating expenses decreased $9.5 million during fiscal year 2016 primarily due to store closures, mainly within our North American Value and Premium segments, cost savings associated with salon telecom costs, reduced marketing expenses, lower self-insurance costs and foreign currency, partly offset by the lapping of a sales and use tax refund in the prior year.
Site operating expenses decreased $11.0 million during fiscal year 2015 primarily due to store closures, mainly within our North American Value and Premium segments, lower self-insurance reserves, reduced marketing expenses, a sales and use tax refund and cost savings.
Site operating expenses increased $1.3 million during fiscal year 2014. After considering the prior year change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013, site operating expense decreased $7.3 million during fiscal year 2014, primarily from increased salon connectivity costs to support the Company’s POS system and salon workstations and increased marketing costs. These were partly offset by cost savings initiatives to lower utilities, janitorial and repairs and maintenance expenses, lower travel expense due to the field reorganization and reduced incentive compensation from lower same-store sales, lower self-insurance reserves and reduced freight.
General and Administrative
General and administrative expense (G&A) declined $8.0 million during fiscal year 2016. This decrease was primarily driven by reduced incentive compensation, cost savings, a gain on life insurance proceeds and foreign currency, partly offset by planned strategic investments in Technical Education, higher legal fees and financing arrangement modification fees.
G&A increased $13.3 million during fiscal year 2015. This increase was primarily driven by higher incentive compensation levels as the Company anniversaries an incentive-lite year, planned strategic investments in Asset Protection and Human Resource initiatives and the lapping of a favorable deferred compensation adjustment within our Unallocated corporate segment. These items were partly offset by cost savings and reduced legal and professional fees.
G&A declined $53.9 million during fiscal year 2014. This improvement was primarily due to the change in expense categorization as a result of the field reorganization. The change in expense categorization accounted for $29.6 million of the decrease for fiscal year 2014. The remaining decrease of $24.3 million during fiscal year 2014 was primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings from various initiatives and the field reorganization, reduced health insurance costs and a favorable deferred compensation adjustment within our Unallocated Corporate segment, partly offset by legal and professional fees.
Rent
Rent expense decreased by $11.9 million during fiscal year 2016 primarily due to salon closures, primarily within our North American Value and Premium segments and foreign currency fluctuations, partly offset by rent inflation.

Rent expense decreased by $13.1 million during fiscal year 2015 primarily due to salon closures, primarily within our North American Value and Premium segments and foreign currency fluctuations, partly offset by rent inflation.
Rent expense decreased by $2.9 million during fiscal year 2014 primarily due to salon closures, primarily within our North American Value and Premium segments, partly offset by rent inflation.
Depreciation and Amortization
Depreciation and amortization expense (D&A) decreased $15.4 million during fiscal year 2016, primarily driven by lower depreciation expense on a reduced salon base and reduced fixed asset impairment charges.
D&A decreased $16.9 million during fiscal year 2015, primarily driven by lower depreciation expense on a reduced salon base and reduced fixed asset impairment charges.
D&A increased $8.0 million during fiscal year 2014, primarily due to increased fixed asset impairment charges recorded in our North American Premium and Value segments, partly offset by declines in depreciation expense on a reduced salon base.
Goodwill Impairment
The Company did not record a goodwill impairment charge in fiscal year 2016 and 2015.
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
Interest Expense
Interest expense decreased by $0.9 million during fiscal year 2016 primarily due to the lapping of prior year interest for the $172.5 million convertible senior notes settled in July 2014.
Interest expense decreased by $12.1 million during fiscal year 2015 primarily due to the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.
Interest expense decreased by $14.7 million during fiscal year 2014 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013 and decreased average outstanding debt and related interest rates compared to the prior year.
Interest Income and Other, net
Interest income and other, net increased $2.5 million during fiscal year 2016 primarily due to lapping a prior year foreign currency loss and an insurance recovery.
Interest income and other, net was flat during fiscal year 2015 compared to the prior year period.
Interest income and other, net decreased $33.4 million during fiscal year 2014. This decrease was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during fiscal year 2013.
Income Taxes
During fiscal year 2016, the Company recognized income tax expense of $9.0 million on $12.5 million of income from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of 72.3%. The recorded tax expense and effective tax rate for fiscal year 2016 are different than would normally be expected primarily due to the impact of the valuation allowance against the majority of our deferred tax assets. Approximately $7.9 million of the tax expense relates to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place.
During fiscal year 2015, the Company recognized income tax expense of $14.6 million on $5.0 million of loss from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (293.4)%. The recorded tax expense and effective tax rate for fiscal year 2015 are different than would be expected primarily due to the establishment of a $2.1 million valuation allowance against the majority of the Canadian deferred tax assets and $8.9 million non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes.
During fiscal year 2014, the Company recognized income tax expense of $73.0 million on $55.3 million of loss from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (131.9)%. The recorded tax expense and effective tax rate for fiscal year 2014 are different than would be expected as a result of the $86.6 million non-cash valuation allowance established against the Company's U.S. and U.K. deferred tax assets and the tax effect of the $34.9 million goodwill impairment charge, which was partly non-deductible for tax purposes.
Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.
Equity in Loss of Affiliated Companies, Net of Income Taxes
The loss in affiliated companies, net of income taxes, of $14.8 million for fiscal year 2016 was due to the Company recording a $13.0 million other than temporary non-cash impairment charge and EEG's net loss of $1.8 million. See Note 5 to the Consolidated Financial Statements.
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
(Loss) Income from Discontinued Operations, Net of Income Taxes
During fiscal year 2015 and 2014, the Company recognized $0.6 million of tax expense and $1.4 million of tax benefit associated with the Trade Secret salon concept. See Note 2 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.
As of June 30, 2016, cash and cash equivalents were $147.3 million, with $136.9, $5.6 and $4.8 million in the U.S., Canada and Europe, respectively.
The Company's borrowing agreements include $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes) and a $200.0 million five-year unsecured revolving credit facility that expires in June 2018. See additional discussion under Financing Arrangements.
Uses of Cash
The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.
During fiscal year 2016, the Company repurchased approximately 7.6 million shares of common stock for $101.0 million at an average share price of $13.19, excluding transaction costs.

Cash Flows
Cash Flows from Operating Activities
Fiscal year 2016 cash provided by operating activities of $55.0 million decreased by $38.9 million compared to the previous fiscal year largely due to higher inventory levels, enhanced incentive payouts in the current year relating to the prior fiscal year and lower income tax refunds.
Fiscal year 2015 cash provided by operating activities of $94.0 million decreased by $22.8 million compared to the previous fiscal year, primarily as a result of a $12.0 million decrease in working capital primarily due to lapping fiscal year 2014 income tax refunds and lower earnings.
Fiscal year 2014 cash provided by operating activities of $116.8 million increased by $47.0 million compared to the previous fiscal year primarily as a result of increased cash provided by working capital partly offset by the operating loss. The $77.2 million working capital improvement over the previous year was primarily the result of cash received in fiscal year 2014 for income tax refunds and the collection of weekend credit card receivables outstanding at the end of the previous fiscal year. Fiscal year 2013 working capital included cash used for increased deferred compensation payments and build of the outstanding income tax receivable collected in fiscal year 2014.
Cash Flows from Investing Activities
Cash used in investing activities during fiscal year 2016 of $17.4 million was less than the $35.6 million used in fiscal year 2015. In fiscal year 2016, we used $31.1 million for capital expenditures, partly offset by a reduction in restricted cash of $9.0 million, cash proceeds from company-owned life insurance policies of $2.9 million and cash proceeds from sale of salon assets of $1.7 million.
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
Cash Flows from Financing Activities
During fiscal years 2016, 2015 and 2014, cash (used in) provided by financing activities were for net (repayments) borrowings of long-term debt of $0.0, $(173.8) and $111.0 million, respectively. During fiscal years 2016 and 2015, the Company repurchased $101.0 and $47.9 million of common stock, respectively. During fiscal year 2014, the Company paid $6.8 million for dividends.
Financing Arrangements
Financing activities are discussed in Note 7 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

The Company's financing arrangements consist of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2016	2015	2016	2015
	(fiscal year)			(Dollars in thousands)
Senior term notes - 5.75%	2018	—	5.75	$—	$120,000
Senior term notes - 5.50%	2020	5.50	—	120,435	—
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	—	2
				120,435	120,002
Less current portion (included in accrued expenses)				—	(2)
Long-term portion				$120,435	$120,000
In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019. The Senior Term Notes were issued at a $3.0 million discount which will be amortized to interest expense over the term of the notes. The Company accounted for this non-cash exchange as a debt modification, as it was with the same lenders and the changes in terms were not considered substantial. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Term Notes are unsecured and not guaranteed by any of the Company's subsidiaries or any third parties.
In January 2016, the Company amended its revolving credit facility primarily reducing the borrowing capacity from $400.0 to $200.0 million. The credit facility expires in June 2018 and includes, among other things, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant and certain restrictions on liens, liquidity and other indebtedness. The Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the Credit Agreement include a change of control of the Company.
Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2016	18.8%	270
2015	16.1	(1,300)
2014	29.1	1,210
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point increase in the debt to capitalization ratio as of June 30, 2016 compared to June 30, 2015 was primarily due to the repurchase of 7.6 million shares of common stock for $101.0 million.
The basis point improvement in the debt to capitalization ratio as of June 30, 2015 compared to June 30, 2014 was primarily due to the $173.8 million repayment of long-term debt, which included $172.5 million in settlement of the convertible notes. This was partly offset by the repurchase of 3.1 million shares of common stock for $47.9 million.
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

Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2016:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$120,435	$—	$—	$120,435	$—
Other long-term liabilities	14,127	2,458	3,182	1,593	6,894
Total on-balance sheet	134,562	2,458	3,182	122,028	6,894
Off-balance sheet(a):
Operating lease obligations	930,324	290,621	406,511	184,413	48,779
Interest on long-term debt	23,133	6,765	13,530	2,838	—
Total off-balance sheet	953,457	297,386	420,041	187,251	48,779
Total	$1,088,019	$299,844	$423,223	$309,279	$55,673
_______________________________________________________________________________

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.
On-Balance Sheet Obligations
Our long-term obligations are composed primarily of our Senior Term Notes. There were no outstanding borrowings under our revolving credit facility at June 30, 2016.
Other long-term liabilities of $14.1 million include $10.8 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $3.3 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees.
This table excludes short-term liabilities disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations. Also excluded from the contractual obligations table are payment estimates associated with employee health and workers' compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers' compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. See Note 10 to the Consolidated Financial Statements.
As of June 30, 2016, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 9 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease payments of approximately $232.4 million, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.
Interest payments on long-term debt and capital lease obligations are estimated based on each debt obligation's agreed upon rate as of June 30, 2016 and scheduled contractual repayments.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2016. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
We paid dividends of $0.12 per share during fiscal year 2014. In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2016, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.
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

The table below summarizes losses recorded by the Company related to its investments:

	Fiscal Year
	2016	2015	2014
	(Dollars in thousands)
Equity losses (1)	$(1,829)	$(8,975)	$(11,623)
Other than temporary impairment	(12,954)	(4,654)	—
Total losses	$(14,783)	$(13,629)	$(11,623)
_____________________________

(1)
For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG. For fiscal year 2014, includes $21.2 million of pretax non-cash impairment charges related to EEG for goodwill and fixed and intangible asset impairments.

Goodwill
As of June 30, 2016 and 2015, the North American Value reporting unit had $417.4 and $419.0 million of goodwill, respectively and the North American Premium and International reporting units had no goodwill. See Note 4 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances changes, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Fiscal Years 2016 and 2015
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
Fiscal Year 2014
During the second quarter of fiscal year 2014, the Company redefined its operating segments and goodwill was reallocated to the new reporting units at June 30, 2014. Additionally, the Regis and Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test.
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
As of June 30, 2016, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 25.0%.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
North American Value	$8,393	$9,612	$11,714
North American Premium	1,924	4,804	5,014
International	161	188	1,599
Total	$10,478	$14,604	$18,327
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
During fiscal year 2015 and 2014, respectively, the Company established a $2.1 million valuation allowance on its Canadian deferred tax assets and an $86.6 million valuation allowance on its U.S. and U.K. deferred tax assets.
The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

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
See Note 9 to the Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal year 2010 through 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.

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
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2016, the Company did not have any outstanding variable rate debt as there were no amounts outstanding on the revolving credit facility. The Company had outstanding fixed rate debt balances of $120.4 and $120.0 million at June 30, 2016 and 2015, respectively.
Foreign Currency Exchange Risk:
Over 85% of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2016 and 2015, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2016, 2015 and 2014, the foreign currency gain (loss) included in net loss was $0.3, $(1.3) and $0.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 23, 2016

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$147,346	$212,279
Receivables, net	24,691	24,631
Inventories	134,212	128,610
Other current assets	51,765	62,762
Total current assets	358,014	428,282
Property and equipment, net	183,321	218,157
Goodwill	417,393	418,953
Other intangibles, net	15,185	17,069
Investment in affiliates	520	15,321
Other assets	62,328	64,233
Total assets	$1,036,761	$1,162,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,884	$63,302
Accrued expenses	135,431	153,364
Total current liabilities	195,315	216,666
Long-term debt	120,435	120,000
Other noncurrent liabilities	201,610	197,905
Total liabilities	517,360	534,571
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 46,154,410 and 53,664,366 common shares at June 30, 2016 and 2015, respectively	2,308	2,683
Additional paid-in capital	207,475	298,396
Accumulated other comprehensive income	5,068	9,506
Retained earnings	304,550	316,859
Total shareholders' equity	519,401	627,444
Total liabilities and shareholders' equity	$1,036,761	$1,162,015
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

	Fiscal Years
	2016	2015	2014
Revenues:
Service	$1,383,663	$1,429,408	$1,480,103
Product	359,683	363,236	371,454
Royalties and fees	47,523	44,643	40,880
	1,790,869	1,837,287	1,892,437
Operating expenses:
Cost of service	868,188	882,717	907,294
Cost of product	179,341	180,558	186,924
Site operating expenses	182,952	192,442	203,450
General and administrative	178,033	186,051	172,793
Rent	297,271	309,125	322,262
Depreciation and amortization	67,470	82,863	99,733
Goodwill impairment	—	—	34,939
Total operating expenses	1,773,255	1,833,756	1,927,395
Operating income (loss)	17,614	3,531	(34,958)
Other (expense) income:
Interest expense	(9,317)	(10,206)	(22,290)
Interest income and other, net	4,219	1,697	1,952
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	12,516	(4,978)	(55,296)
Income taxes	(9,049)	(14,605)	(72,955)
Equity in loss of affiliated companies, net of income taxes	(14,783)	(13,629)	(11,623)
Loss from continuing operations	(11,316)	(33,212)	(139,874)
(Loss) income from discontinued operations, net of income taxes (Note 2)	—	(630)	1,353
Net loss	$(11,316)	$(33,842)	$(138,521)
Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.23)	$(0.60)	$(2.48)
(Loss) income from discontinued operations	—	(0.01)	0.02
Net loss per share, basic and diluted (1)	$(0.23)	$(0.62)	$(2.45)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	48,542	54,992	56,482
Cash dividends declared per common share	$—	$—	$0.12
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2016	2015	2014
Net loss	$(11,316)	$(33,842)	$(138,521)
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(4,276)	(13,515)	1,930
Recognition of deferred compensation	(162)	370	165
Other comprehensive (loss) income	(4,438)	(13,145)	2,095
Comprehensive loss	$(15,754)	$(46,987)	$(136,426)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2013	56,630,926	$2,832	$334,266	$20,556	$495,765	$853,419
Net loss					(138,521)	(138,521)
Foreign currency translation adjustments				1,930		1,930
Proceeds from exercise of SARs & stock options	11	—	—			—
Stock-based compensation			6,400			6,400
Shares issued through franchise stock incentive program	20,095	1	289			290
Recognition of deferred compensation (Note 10)				165		165
Net restricted stock activity	134	—	(2,603)			(2,603)
Vested stock option expirations			(515)			(515)
Minority interest (Note 1)					220	220
Dividends					(6,793)	(6,793)
Balance, June 30, 2014	56,651,166	2,833	337,837	22,651	350,671	713,992
Net loss					(33,842)	(33,842)
Foreign currency translation adjustments				(13,515)		(13,515)
Stock repurchase program	(3,054,387)	(153)	(47,735)			(47,888)
Proceeds from exercise of SARs & stock options	623	—	—			—
Stock-based compensation			8,647			8,647
Shares issued through franchise stock incentive program	27,276	1	460			461
Recognition of deferred compensation (Note 10)				370		370
Net restricted stock activity	39,688	2	(813)			(811)
Minority interest (Note 1)					30	30
Balance, June 30, 2015	53,664,366	2,683	298,396	9,506	316,859	627,444
Net loss					(11,316)	(11,316)
Foreign currency translation adjustments				(4,276)		(4,276)
Stock repurchase program	(7,647,819)	(382)	(100,653)			(101,035)
Proceeds from exercise of SARs & stock options	107	—	—			—
Stock-based compensation			9,797			9,797
Shares issued through franchise stock incentive program	22,084	1	330			331
Recognition of deferred compensation (Note 10)				(162)		(162)
Net restricted stock activity	115,672	6	(734)			(728)
Minority interest (Note 1)			339		(993)	(654)
Balance, June 30, 2016	46,154,410	$2,308	$207,475	$5,068	$304,550	$519,401

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,316)	$(33,842)	$(138,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,992	68,259	81,406
Equity in loss of affiliated companies	14,783	13,629	11,623
Deferred income taxes	7,023	11,154	70,635
Gain from sale of salon assets, net	(1,000)	(1,210)	—
Loss on write down of inventories	—	—	854
Goodwill impairment	—	—	34,939
Salon asset impairments	10,478	14,604	18,327
Stock-based compensation	9,797	8,647	6,400
Amortization of debt discount and financing costs	1,514	1,722	8,152
Other non-cash items affecting earnings	310	257	224
Changes in operating assets and liabilities(1):
Receivables	(577)	446	5,681
Inventories	(7,109)	6,197	2,275
Income tax receivable	501	5,298	26,884
Other current assets	(460)	3,049	(5,979)
Other assets	(1,133)	(4,480)	(88)
Accounts payable	(4,624)	(3,261)	1,907
Accrued expenses	(15,034)	8,249	3,955
Other noncurrent liabilities	(5,113)	(4,756)	(11,919)
Net cash provided by operating activities	55,032	93,962	116,755
Cash flows from investing activities:
Capital expenditures	(31,117)	(38,257)	(49,439)
Proceeds from sale of assets	1,740	2,986	14
Asset acquisitions, net of cash acquired	—	—	(15)
Proceeds from loans and investments	—	—	5,056
Change in restricted cash	9,042	(312)	—
Proceeds from company-owned life insurance policies	2,948	—	—
Net cash used in investing activities	(17,387)	(35,583)	(44,384)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of fees	—	—	118,058
Repayments of long-term debt and capital lease obligations	(2)	(173,751)	(7,059)
Repurchase of common stock	(101,035)	(47,888)	—
Purchase of noncontrolling interest	(760)	—	—
Dividends paid	—	—	(6,793)
Net cash (used in) provided by financing activities	(101,797)	(221,639)	104,206
Effect of exchange rate changes on cash and cash equivalents	(781)	(3,088)	914
(Decrease) increase in cash and cash equivalents	(64,933)	(166,348)	177,491
Cash and cash equivalents:
Beginning of year	212,279	378,627	201,136
End of year	$147,346	$212,279	$378,627

(1)	Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.

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
Based on the way the chief operating decision maker evaluates the business, the Company has three reportable segments: North American Value, North American Premium and International salons.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entity (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE.
As of June 30, 2016, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns an 84.0% ownership interest in Roosters. As of June 30, 2016, total assets, total liabilities and total shareholders' equity of Roosters were $7.0, $1.2 and $5.8 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2016, 2015 and 2014. Shareholders' equity attributable to the non-controlling interest in Roosters was $0.9 million and $1.9 million as of June 30, 2016 and 2015 and recorded within retained earnings on the Consolidated Balance Sheet.
The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in Empire Education Group, Inc. (EEG) was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE. The Company accounts for EEG as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors.
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
Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2016 and 2015.
The Company has restricted cash primarily related to contractual obligations to collateralize its self-insurance programs. The restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The restricted cash balance is classified within other current assets on the Consolidated Balance Sheet.

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
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2016 and 2015, the allowance for doubtful accounts was $2.2 and $1.3 million, respectively.
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
Physical inventory counts are performed annually in the fourth quarter of the fiscal year. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor. The cost of product used in salon services is determined by applying estimated percentage of total cost of service to service revenues. These estimates are updated quarterly based on cycle count results, service sales mix, discounting, special promotions and other factors.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. During fiscal year 2014, the Company recorded inventory write-downs of $0.9 million associated with standardizing plan-o-grams, eliminating retail products and consolidating from four owned-brand product lines to one.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $55.5, $66.6 and $79.7 million in fiscal years 2016, 2015 and 2014, respectively.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
North American Value	$8,393	$9,612	$11,714
North American Premium	1,924	4,804	5,014
International	161	188	1,599
Total	$10,478	$14,604	$18,327
Goodwill:
As of June 30, 2016 and 2015, the North American Value reporting unit had $417.4 and $419.0 million of goodwill, respectively and the North American Premium and International reporting units had no goodwill. See Note 4 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances changes, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Fiscal Years 2016 and 2015
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

Fiscal Year 2014
During the second quarter of fiscal year 2014, the Company redefined its operating segments and goodwill was reallocated to the new reporting units at June 30, 2014. Additionally, the Regis and Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test.
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
As of June 30, 2016, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 25.0%.
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
The table below summarizes losses recorded by the Company related to its investments:

	Fiscal Year
	2016	2015	2014
	(Dollars in thousands)
Equity losses (1)	$(1,829)	$(8,975)	$(11,623)
Other than temporary impairment	(12,954)	(4,654)	—
Total losses	$(14,783)	$(13,629)	$(11,623)
_____________________________

(1)
For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG. For fiscal year 2014, includes $21.2 million of pretax non-cash impairment charges related to EEG for goodwill and fixed and intangible asset impairments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2016, 2015 and 2014, the Company recorded (decreases) increases in expense for changes in estimates related to prior year open policy periods of $(0.8), $0.1 and $(2.0) million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2016, the Company had $12.7 and $28.0 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2015, the Company had $18.3 and $29.9 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.
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
Classification of Expenses:
The following discussion provides the primary costs classified in each major expense category:
Cost of service— labor costs related to salon employees, costs associated with our field supervision and the cost of product used in providing service.
Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, travel costs associated with our field supervision and janitorial costs.
General and administrative— costs associated with salon training, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.

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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.6, $3.6 and $3.2 million during fiscal years 2016, 2015 and 2014, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.
Advertising:
Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in site operating expenses in fiscal years 2016, 2015 and 2014 was $35.5, $38.7 and $40.6 million, respectively.
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
The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2016, 2015 and 2014, total contributions to the franchise advertising funds totaled $17.5, $18.0 and $18.6 million, respectively.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2016 and 2015, approximately $23.3 and $24.1 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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
During fiscal year 2015 and 2014, respectively, the Company established a $2.1 million valuation allowance on its Canadian deferred tax assets and an $86.6 million valuation allowance on its U.S. and U.K. deferred tax assets.
The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

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
Net (Loss) Income Per Share:
The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. While the Company's convertible debt was outstanding, diluted earnings per share would have also reflected the assumed conversion under the convertible debt if the impact was dilutive, along with the exclusion of related interest expense, net of taxes. The impact of the convertible debt was excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion was greater than basic earnings per share.
Comprehensive (Loss) Income:
Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity.
Foreign Currency Translation:
Financial position, results of operations and cash flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2016, 2015 and 2014, the foreign currency gain (loss) recorded within interest income and other, net in the Consolidated Statement of Operations was $0.3, $(1.3) and $0.1 million, respectively.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB updated the accounting guidance related to the definition of a discontinued operation and related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The updated guidance was effective for the Company in the first quarter of fiscal year 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Recently Issued But Not Yet Adopted by the Company:
Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on the Company's consolidated balance sheet.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company does not expect the adoption of this new standard to have a material impact on the Company's consolidated financial statements and is evaluating the effect this guidance will have on its related disclosures, including the method of adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS

Hair Restoration Centers
On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club). The Company reported Hair Club as discontinued operations. During fiscal year 2014, the Company collected $3.0 million of cash recorded as receivable as of June 30, 2013, of which $2.0 million was a result of the final working capital provision and $1.0 million was excess cash from the transaction completion date.
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
3. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2016	2015
	(Dollars in thousands)
Other current assets:
Prepaids	$30,710	$33,184
Restricted cash	20,156	27,811
Other	899	1,767
	$51,765	$62,762
Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	47,031	48,563
Equipment, furniture and leasehold improvements	694,475	748,737
Internal use software	69,045	97,740
Equipment, furniture and leasehold improvements under capital leases	61,213	73,492
	875,628	972,396
Less accumulated depreciation and amortization	(636,222)	(689,128)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(56,085)	(65,111)
	$183,321	$218,157
Accrued expenses:
Payroll and payroll related costs	$74,013	$79,778
Insurance	15,559	21,145
Other	45,859	52,441
	$135,431	$153,364
Other noncurrent liabilities:
Deferred income taxes	$100,169	$91,197
Deferred rent	39,057	39,417
Insurance	28,019	29,910
Deferred benefits	19,490	20,710
Other	14,875	16,671
	$201,610	$197,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2016				2015
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	31	$8,206	$(3,746)	$4,460	32	$8,415	$(3,551)	$4,864
Franchise agreements	19	9,853	(7,116)	2,737	19	10,093	(6,934)	3,159
Lease intangibles	20	14,535	(8,649)	5,886	20	14,601	(7,960)	6,641
Other	21	5,748	(3,646)	2,102	20	6,115	(3,710)	2,405
Total	22	$38,342	$(23,157)	$15,185	22	$39,224	$(22,155)	$17,069
_______________________________________________________________________________

(1)
All intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from three to 40 years).

(2)	The change in the gross carrying value and accumulated amortization of other intangible assets partly relates to foreign currency.
Total amortization expense related to intangible assets during fiscal years 2016, 2015 and 2014 was approximately $1.5, $1.7 and $1.7 million, respectively. As of June 30, 2016, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2017	$1,480
2018	1,478
2019	1,470
2020	1,468
2021	1,339
Thereafter	7,950
Total	$15,185
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Cash paid (received) for:
Interest	$7,660	$12,336	$21,173
Income taxes, net	2,237	(1,371)	(16,266)
Noncash investing activities:
Unpaid capital expenditures	6,627	5,034	6,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL

The table below contains details related to the Company's goodwill:

	June 30,
	2016			2015
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value (3)	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$671,054	$(253,661)	$417,393	$672,614	$(253,661)	$418,953
_______________________________________________________________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_______________________________________________________________________________

(2)	See Note 14 to the Consolidated Financial Statements.

(3)
The change in the gross carrying value of goodwill relates to foreign currency translation adjustments of $(1.6) and $(6.3) million in fiscal years 2016 and 2015, respectively. All goodwill resides in the Company's North American Value reporting unit.

5. INVESTMENTS IN AFFILIATES
Investment in Empire Education Group, Inc.
The Company accounts for its 54.6% ownership interest in EEG as an equity method investment under the voting interest model. As EEG is a significant subsidiary for the fiscal year 2016 financial statements, the separate financial statements of EEG are included subsequent to the Company's financial statements.
The table below summarizes financial information recorded by the Company:

	Fiscal Year
	2016	2015	2014
	(Dollars in thousands)
Equity losses (1)	$(1,832)	$(8,958)	$(14,701)
Other than temporary impairment	(12,954)	(4,654)	—
Total losses related to EEG	$(14,786)	$(13,612)	$(14,701)
Investment balance	$—	$14,786	$28,398
_____________________________

(1)
For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG. For fiscal year 2014, includes $21.2 million of pretax non-cash impairment charges related to EEG for goodwill and fixed and intangible asset impairments.

The other than temporary impairment charges resulted from EEG's significantly lower financial projections in fiscal years 2016 and 2015 due to continued declines in enrollment, revenue and profitability. The full impairment of the investment follows previous non-cash impairment charges, EEG's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of the Company's cash, cash equivalents, restricted cash, receivables, accounts payable and debt approximated their carrying values as of June 30, 2016 and 2015. The estimated fair value of the Company's debt is based on Level 2 inputs.
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

The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2016	2015	2014
	(Dollars in thousands)
Long-lived assets (1)	$(10,478)	$(14,604)	$(18,327)
Investment in EEG (2)	(12,954)	(4,654)	—
Goodwill (3)	—	—	(34,939)
_____________________________

(1)	See Note 1 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

(3)	See Notes 1 and 4 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS

The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2016	2015	2016	2015
	(fiscal year)			(Dollars in thousands)
Senior term notes - 5.75%	2018	—	5.75	$—	$120,000
Senior term notes - 5.50%	2020	5.5	—	120,435	—
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	—	2
				120,435	120,002
Less current portion (included in accrued expenses)				—	(2)
Long-term portion				$120,435	$120,000
The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2016.
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
The following table contains details related to the Company's Senior Term Notes:

June 30, 2016
(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000
Unamortized debt discount	(2,565)
Net carrying amount of Senior Term Notes	$120,435
Revolving Credit Facility
In January 2016, the Company amended its revolving credit facility primarily reducing the borrowing capacity from $400.0 to $200.0 million. The revolving credit facility expires in June 2018 and has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the credit agreement include change of control of the Company and the Company's default with respect to other debt exceeding $10.0 million. As of June 30, 2016 and 2015, the Company had no outstanding borrowings under this revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the revolving credit facility of $1.6 and $2.1 million at June 30, 2016 and 2015, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2016 and 2015 was $198.4 and $397.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sublease income was $31.4, $30.9 and $29.5 million in fiscal years 2016, 2015 and 2014, respectively. Rent expense on premises subleased was $30.9, $30.5 and $29.1 million in fiscal years 2016, 2015 and 2014, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.5, $0.4, and $0.4 million for fiscal years 2016, 2015 and 2014, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. The aggregate amount of lease payments to be made over the remaining lease term are approximately $5.8 million.
Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Minimum rent	$228,580	$236,137	$246,844
Percentage rent based on sales	8,256	8,238	7,164
Real estate taxes and other expenses	60,435	64,750	68,254
	$297,271	$309,125	$322,262
As of June 30, 2016, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal Year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2017	$225,782	$64,839
2018	175,970	55,405
2019	130,487	44,649
2020	88,439	31,673
2021	46,269	18,032
Thereafter	30,951	17,828
Total minimum lease payments	$697,898	$232,426
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

8. COMMITMENTS AND CONTINGENCIES (Continued)

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
See Note 9 to the Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal year 2010 through 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.

9. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Income (loss) before income taxes:
U.S.	$12,481	$(6,630)	$(52,815)
International	35	1,652	(2,481)
	$12,516	$(4,978)	$(55,296)
The provision for income taxes consists of:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Current:
U.S.	$819	$1,670	$1,430
International	1,207	1,781	890
Deferred:
U.S.	6,997	9,439	69,854
International	26	1,715	781
	$9,049	$14,605	$72,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2016	2015	2014
U.S. statutory rate (benefit)	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefit	5.4	3.7	(0.3)
Valuation allowance (1)	66.5	362.8	161.9
Tax effect of goodwill impairment	—	—	11.3
Foreign income taxes at other than U.S. rates	2.5	5.3	1.4
Officer life insurance	(7.6)	(9.6)	(1.3)
Work Opportunity and Welfare-to-Work Tax Credits	(24.7)	(53.3)	(5.2)
Expiration of capital loss carryforward	—	9.5	—
Other, net	(4.8)	10.0	(0.9)
	72.3%	293.4%	131.9%
_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.
The (4.8)% of Other, net in fiscal year 2016 does not include the rate impact of any items in excess of 5% of computed tax.
The 10.0% of Other, net in fiscal year 2015 includes the rate impact of meals and entertainment expense disallowance and miscellaneous items of 6.0% and 4.0%, respectively.
The (0.9)% of Other, net in fiscal year 2014 does not include the rate impact of any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$14,542	$14,561
Payroll and payroll related costs	27,066	27,646
Net operating loss carryforwards	22,433	17,946
Tax credit carryforwards	30,386	25,296
Inventories	2,369	2,684
Accrued advertising	3,076	4,853
Insurance	4,285	6,779
Other	7,891	6,329
Subtotal	$112,048	$106,094
Valuation allowance	(110,046)	(103,240)
Total deferred tax assets	$2,002	$2,854
Deferred tax liabilities:
Fixed assets	$—	$(2,372)
Goodwill and intangibles	(95,451)	(87,383)
Other	(6,720)	(6,309)
Total deferred tax liabilities	$(102,171)	$(96,064)
Net deferred tax liability	$(100,169)	$(93,210)
At June 30, 2016, the Company has tax effected federal, state, Canada and U.K. net operating loss carryforwards of approximately $15.3, $5.4, $1.1 and $0.6 million, respectively. The federal loss carryforward will expire from fiscal years 2034 to 2036. The state loss carryforwards will expire from fiscal years 2017 to 2036. The Canada loss carryforward will expire in fiscal years 2035 and 2036. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $30.4 million consists of $28.4 million that will expire from fiscal years 2028 to 2036, $0.5 million that will expire from fiscal years 2020 to 2026 and $1.5 million of carryforward that has no expiration date.
As of June 30, 2016, undistributed earnings of international subsidiaries of approximately $11.2 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company’s U.S. federal income tax returns for fiscal year 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and are moving to the IRS Appeals Division for outstanding IRS proposed audit adjustments. The Company believes its income tax positions and deductions will be sustained and will continue to vigorously defend such positions. All earlier tax years are closed to examination. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$1,496	$1,468	$10,015
Additions (reductions) based on tax positions related to the current year	138	37	(2,114)
Additions (reductions) based on tax positions of prior years	170	352	(505)
Reductions on tax positions related to the expiration of the statute of limitations	(207)	(361)	(994)
Settlements	(240)	—	(4,934)
Balance at end of period	$1,357	$1,496	$1,468
If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $0.9 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2016, 2015 and 2014, we recorded interest and penalties of approximately $0.1 million as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. This amount is not included in the gross unrecognized tax benefits noted above.
It is reasonably possible the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next fiscal year. However, an estimate of the amount or range of the change cannot be made at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Regis Individual Secured Retirement Plan (RiSRP):
The Company maintains a Regis Individual Secured Retirement Plan (RiSRP), pursuant to which eligible employees may use post-tax dollars to purchase life insurance benefits. Salon Support employees at the director level and above, as well as regional vice presidents, are eligible to participate. The Company may make discretionary contributions on behalf of participants within the RiSRP, which may be calculated as a matching contribution.  The participant is the owner of the life insurance policy under the RiSRP.
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2016, the Company's cumulative contributions to the ESPP totaled $10.3 million.
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.2, $0.4 and $0.9 million for fiscal years 2016, 2015 and 2014, respectively.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2016	2015
	(Dollars in thousands)
Current portion (included in accrued liabilities)	$1,353	$2,845
Long-term portion (included in other noncurrent liabilities)	5,898	5,853
	$7,251	$8,698
The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.5 and $0.7 million at June 30, 2016 and 2015, respectively.
The Company had previously agreed to pay the former Vice Chairman an annual amount for the remainder of his life. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse. In October 2013, the former Vice Chairman passed away and the Company began paying survivor benefits to his spouse. At this time, the Company reduced the accrual for future obligations to account for the reduction in benefits to the survivor. In connection with the passing of the former Vice Chairman, the Company received $5.8 million in life insurance proceeds. The Company recorded a gain of $1.0 million recorded in general and administrative in the Consolidated Statement of Operations associated with the proceeds. Estimated associated costs (benefits) included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.2, $0.8 and $(2.1) million for fiscal years 2016, 2015 and 2014, respectively. Related obligations totaled $3.0 and $3.3 million at June 30, 2016 and 2015, respectively, with $0.5 million within accrued expenses at June 30, 2016 and 2015, respectively and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
In connection with the passing of two former employees in January 2016, the Company received $2.9 million in life insurance proceeds. The Company recorded a gain of $1.2 million in general and administrative in the Consolidated Statement of Operations associated with the proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Compensation expense included in (loss) income before income taxes and equity in loss of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Executive plans	$289	$224	$203
ESPP	307	325	347
Deferred compensation contracts	402	1,195	1,641

11. EARNINGS PER SHARE
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
For fiscal years 2016, 2015 and 2014, 446,992, 251,763, and 119,750, respectively, of common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded the following shares as they were not dilutive:

	Fiscal Year
	2016	2015	2014
Equity-based compensation awards	2,133,675	1,948,507	1,799,352
Shares from convertible debt	—	465,055	11,307,605

12. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the Amended and Restated 2004 Long Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance share units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2004 Plan, a maximum of 6,750,000 shares were approved for issuance. In October 2013, the 2004 Plan was amended to limit the aggregate RSAs, RSUs and PSUs that are available for grant to 3,465,701. As of June 30, 2016, a maximum of 1,931,279 shares of RSAs, RSUs and PSUs were available for grant under the 2004 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted subsequent to July 1, 2012 generally include various acceleration terms for participants aged sixty-two years or older or who are aged fifty-five or older and have fifteen years of continuous service.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Stock options & SARs	$3.51	$6.16	$6.00
RSAs & RSUs	11.18	15.95	15.50
PSUs	12.11	15.15	15.73
The fair value of SARs granted are estimated on the date of grant using the Black-Scholes-Merton (BSM) option valuation model. The significant assumptions used in determining the estimated fair value of SARs granted during fiscal years 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Risk-free interest rate	1.71%	1.53 - 1.84%	1.67 - 1.96%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	30.00%	38.00 - 44.00%	44.00%
Expected dividend yield	0%	0%	1.52 - 1.61%
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
Stock-based compensation expense recorded in G&A was as follows:

	2016	2015	2014
SARs & stock options	$2,774	$2,652	$2,145
RSAs, RSUs, & PSUs	7,023	5,995	4,255
Total stock-based compensation expense	$9,797	$8,647	$6,400
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
Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2015	1,755	179	$19.16	6.9	$287
Granted	690	—	10.84
Forfeited/Expired	(234)	(81)	21.24
Exercised	(2)	—	15.50
Outstanding balance at June 30, 2016	2,209	98	$16.39	7.0	$1,043
Exercisable at June 30, 2016	832	98	$18.81	5.7	$—
Unvested awards, net of estimated forfeitures	1,305	—	$14.84	7.8	$985

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

The total cash proceeds and income tax benefit associated with the exercise of SARs and stock options during fiscal years 2016, 2015 and 2014 were immaterial. As of June 30, 2016, there was $3.7 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Awards & Restricted Stock Units:
RSAs and RSUs granted to employees under the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a three or five year period. In addition, the Chief Executive Officer has an outstanding RSU grant that vests upon the achievement of a specified value for the Company's stock over a specified period of time. RSUs granted to non-employee directors under the 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all of our RSAs and RSUs is as follows:

	Shares/Units (in thousands)		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSAs	RSUs
Outstanding balance at June 30, 2015	133	809	$15.86	$14,830
Granted	—	308	11.18
Forfeited	—	(47)	13.58
Vested	(11)	(162)	15.88
Outstanding balance at June 30, 2016	122	908	$14.91	$12,825
Vested at June 30, 2016	—	153	$15.45	$1,920
Unvested awards, net of estimated forfeitures	121	709	$14.90	$10,328
As of June 30, 2016, there was $6.1 million of unrecognized expense related to RSAs and RSUs that is expected to be recognized over a weighted-average period of 2.3 years.
Performance Share Units:
PSUs represent shares potentially issuable in the future. Issuance is based upon the relative achievement of the Company's performance goals. If earned upon achievement of the performance criteria, PSUs vest three years from the grant date.
Activity for all of our PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
	PSUs
Outstanding balance at June 30, 2015	299	$15.28	$5,020
Granted	414	12.11
Forfeited	(140)	15.02
Vested	(17)	15.11
Outstanding balance at June 30, 2016	556	$13.00	$7,679
Vested at June 30, 2016	—	$—	$—
Unvested awards, net of estimated forfeitures	507	$12.97	$7,114
_______________________________________________________________________________

(1)	Includes actual or expected payout rates as set forth in the performance criteria.
PSUs granted in fiscal years 2016 and 2015 were earned. As of June 30, 2016, there was $3.5 million of expense related to the fiscal 2016 and 2015 PSUs that is expected to be recognized over a weighted-average period of 1.8 years.
During fiscal year 2014, the Company granted PSUs which were not earned during the performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Share Repurchase Program:
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, and to $450.0 million in January 2016. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2016	2015	2014
	(Dollars in thousands)
Foreign currency translation	$4,573	$8,849	$22,364
Unrealized gain on deferred compensation contracts	495	657	287
Accumulated other comprehensive income	$5,068	$9,506	$22,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. The Company has three operating segments: North American Value, North American Premium and International.
The North American Value reportable operating segment is comprised of 8,280 company-owned and franchised salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.
The North American Premium reportable operating segment is comprised of 680 company-owned salons primarily in mall-based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.
The International reportable operating segment is comprised of 328 company-owned salons located in malls, department stores and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.
Financial information concerning the Company's reportable operating segments is shown in the following table:

	Fiscal Years
	2016	2015	2014
	(Dollars in thousands)
Revenues:
North American Value salons	$1,395,339	$1,403,419	$1,430,083
North American Premium salons	283,438	309,600	333,858
International salons	112,092	124,268	128,496
	$1,790,869	$1,837,287	$1,892,437
Depreciation and amortization expense:
North American Value salons	$46,676	$56,832	$66,038
North American Premium salons	7,892	13,094	15,859
International salons	2,843	3,148	5,227
Total segment depreciation and amortization expense	57,411	73,074	87,124
Unallocated Corporate	10,059	9,789	12,609
	$67,470	$82,863	$99,733
Operating income (loss):
North American Value salons	$130,016	$122,597	$117,832
North American Premium salons(1)	(12,796)	(14,238)	(46,419)
International salons	(1,882)	313	(3,076)
Total segment operating income	115,338	108,672	68,337
Unallocated Corporate	(97,724)	(105,141)	(103,295)
Operating income (loss)	17,614	3,531	(34,958)
Interest expense	(9,317)	(10,206)	(22,290)
Interest income and other, net	4,219	1,697	1,952
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$12,516	$(4,978)	$(55,296)
_______________________________________________________________________________

(1)	Included in the North American Premium salons segment's operating loss for fiscal year 2014 is a goodwill impairment charge of $34.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2016		2015		2014
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,563,023	$167,613	$1,585,672	$198,471	$1,626,794	$240,460
Other countries	227,846	15,708	251,615	19,686	265,643	26,078
Total	$1,790,869	$183,321	$1,837,287	$218,157	$1,892,437	$266,538

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items which impacted fiscal years 2016 and 2015 revenues, operating and net (loss) income.
Summarized quarterly data for fiscal years 2016 and 2015 follows:

	Quarter Ended
	September 30	December 31	March 31(a)	June 30(a)	Year Ended
	(Dollars in thousands, except per share amounts)
2016
Revenues	$450,130	$450,467	$442,565	$447,707	$1,790,869
Cost of service and product revenues, excluding depreciation and amortization	260,804	267,056	260,046	259,623	1,047,529
Operating income (loss)	4,276	(2,883)	5,621	10,600	17,614
Net (loss) income(b)	(808)	(13,986)	(2,084)	5,562	(11,316)
Net (loss) income per basic and diluted share(d)	(0.02)	(0.29)	(0.04)	0.12	(0.23)

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2015
Revenues	$464,551	$455,887	$453,960	$462,889	$1,837,287
Cost of service and product revenues, excluding depreciation and amortization	268,664	268,049	261,947	264,615	1,063,275
Operating (loss) income	(754)	(671)	5,402	(446)	3,531
Loss from continuing operations(b)	(9,843)	(16,663)	(4,763)	(1,943)	(33,212)
Loss from discontinued operations(c)	—	—	—	(630)	(630)
Net loss(b)(c)	(9,843)	(16,663)	(4,763)	(2,573)	(33,842)
Loss from continuing operations per share, basic and diluted(d)	(0.18)	(0.30)	(0.09)	(0.04)	(0.60)
Loss from discontinued operations per share, basic and diluted	—	—	—	(0.01)	(0.01)
Net loss per basic and diluted share(d)	(0.18)	(0.30)	(0.09)	(0.05)	(0.62)
_______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(a)
During the third quarter of fiscal year 2016, the Company recorded a cumulative adjustment to correct prior period errors that related to the overstatement of interest expense, insurance expense and telephone expense, and the understatement of depreciation expense in prior periods. The impact of these items on the Company's Consolidated Statement of Operations decreased interest expense by $0.6 million, decreased site operating expenses by $0.5 million, increased depreciation expense by $0.3 million, and decreased net loss by $0.8 million. During the fourth quarter of fiscal year 2016, the Company recorded an adjustment to correct an error related to the overstatement of depreciation expense in prior periods. The impact of this item on the Company's Consolidated Statement of Operations decreased depreciation expense and net loss by $1.1 million. Because these errors were not material to the Company's consolidated financial statements for any prior periods, the respective quarter, or fiscal year, the Company recorded adjustments to correct the errors during each respective quarter for fiscal 2016.

(b)
During the second quarter of fiscal year 2016, the Company recorded a $13.0 million other than temporary impairment charge on its investment in EEG. During the second quarter of fiscal year 2015, the Company recorded a $4.7 million other than temporary impairment charge and $6.9 million of its share of a deferred tax valuation allowance on its investment in EEG.

(c)	During the fourth quarter of fiscal year 2015, the Company recorded expenses of $0.6 million in discontinued operations related to legal fees related to Trade Secret.

(d)	Total is an annual recalculation; line items calculated quarterly may not sum to total.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2016 based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Changes in Internal Controls over Financial Reporting
The material weakness identified in the 2015 Annual Report on Form 10-K was remediated as of June 30, 2016 through the completion of the actions described in Item 9A of the 2015 Annual Report on Form 10-K. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2016 Proxy Statement, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2016 Proxy Statement, and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies and Disclosures" (within the "Investor Information" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found in the same section of the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2016 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2016 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 5—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2016 Proxy Statement and is incorporated herein by reference.

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

4(a)
Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997 (File No. 000-11230).)

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

4(g)
Indenture dated December 1, 2015 by and between Regis Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed on December 4, 2015.)

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

10(e)*	Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 4, 2013.)

10(f)*	Amendment No. 1 to Employment Agreement, dated June 30, 2016, between the Company and Steven M. Spiegel.

10(g)*
Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed November 9, 2012.)

10(h)*	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(i)*	Employment Agreement, dated October 21, 2013, between the Company and Carmen Thiede. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(j)*	Employment Agreement, dated December 15, 2014, between the Company and Annette Miller. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed January 29, 2015.)

10(k)*
Amended and Restated Employment Agreement, dated May 1, 2015, between the Company and Andrew Dulka. (Incorporated by reference to Exhibit 10(k) of the Company’s Report on Form 10-K filed August 28, 2015.)

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

10(o)
First Amendment, dated as of January 27, 2016, to the Sixth Amended and Restated Credit Agreement, dated June 11, 2013 among the Company, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10(c) of the Company’s Report on Form 10-Q filed January 28, 2016).

10(p)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 4, 2013.)

10(q)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 4, 2013.)

10(r)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed December 4, 2013.)

10(s)	Form of Exchange Agreement. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on December 4, 2015.)

21	List of Subsidiaries of Regis Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Baker Tilly Virchow Krause, LLP

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

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
DATE: August 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEPHEN E. WATSON
Stephen E. Watson, Chairman of the Board of Directors	Date: August 23, 2016

/s/ DANIEL J. HANRAHAN
Daniel J. Hanrahan, Director	Date: August 23, 2016

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 23, 2016

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 23, 2016

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 23, 2016

/s/ DAVID P. WILLIAMS
David P. Williams, Director	Date: August 23, 2016

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 23, 2016

/s/ MARK LIGHT
Mark Light, Director	Date: August 23, 2016

EEG, Inc. and Subsidiaries
Consolidated Financial Statements
June 30, 2016, 2015, and 2014

EEG, Inc. and Subsidiaries

June 30, 2016, 2015, and 2014

Independent Auditors’ Report
Board of Directors
EEG, Inc. and Subsidiaries

Report on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of EEG, Inc. and Subsidiaries, which comprise the consolidated balance sheet as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2016, 2015, and 2014, and the related notes to the financial statements.
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

1

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EEG, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years ended June 30, 2016, 2015, and 2014, in accordance with accounting principles generally accepted in the United States of America.
/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Wilkes-Barre, Pennsylvania
August 22, 2016

EEG, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2016 and 2015

	2016	2015		2016	2015

Assets			Liabilities and Shareholders' Equity

Current Assets			Current liabilities
Cash and cash equivalents	$40,974,612	$34,151,811	Current maturities, capital lease obligation
Restricted cash	139,264	449,243	and long term debt	$481,346	$458,722
Accounts receivable:			Accounts payable, trade	1,618,751	2,389,701
Students (net of allowance of $5,921,211 and			Affiliates	3,118	—
$8,664,840 in 2016 and 2015, respectively)	2,529,767	6,367,681	Accounts payable, accrued	2,358,180	3,431,053
Other	137,306	80,833	Accrued payroll	1,285,360	1,535,836
Affiliates, unsecured	17,992	45,859	Accrued expenses	1,368,572	1,284,163
Inventories	2,145,571	2,632,618	Trust liabilities	139,264	199,181
Prepaid expenses	723,143	1,278,926	Unearned tuition	10,905,463	9,483,511
Prepaid corporate income taxes	65,303	1,431,345
			Total current liabilities	18,160,054	18,782,167
Total current assets	46,732,958	46,438,316
			Capital Lease Obligation	6,770,910	7,031,094
Property and Equipment, Net	32,117,007	34,907,422
			Long-Term Debt	14,921,514	20,642,677
Other Assets
Intangibles, not subject to amortization	8,704,186	8,704,186	Deferred Rent	7,063,670	6,878,714
Intangibles, net	110,740	157,641
Prepublication costs (net of accumulated			Deferred Compensation	—	217,768
amortization of $149,037 and $85,522 in 2016
and 2015, respectively)	167,604	231,120	Total liabilities	46,916,148	53,552,420
Notes receivable, employees, secured	216,791	215,701	Commitments and Contingencies (Notes 11, 14)
Deposits and other assets	1,063,936	704,756
			Shareholders' Equity
Total other assets	10,263,257	10,013,404	Preferred stock:
			Series A, 8% cumulative, redeemable, $0.001
			par value, 150 shares authorized, 100
			issued and outstanding	10,000,000	—
			Series B, 8% cumulative, redeemable, $0.001
			par value, 114 shares authorized,
			none issued and outstanding	—	—
			Common stock, $0.001 par value; 10,000 shares
			authorized, 897.938 shares issued and outstanding	1	1
			Additional paid-in capital	66,346,025	66,400,281
			Accumulated deficit	(34,148,952)	(28,593,560)

			Total shareholders' equity	42,197,074	37,806,722

Total	$89,113,222	$91,359,142	Total	$89,113,222	$91,359,142

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Operations
For the Years Ended June 30, 2016, 2015, and 2014

	2016	2015	2014
Revenue
Educational services	$110,684,320	$132,946,719	$146,462,085
Products	19,617,360	22,050,047	20,078,121

Total revenue	130,301,680	154,996,766	166,540,206

Operating Expenses
Cost of educational services, exclusive of depreciation and amortization	83,330,808	97,804,550	95,493,987
Cost of product sales	12,386,245	14,545,443	12,815,299
General, selling, and administrative, exclusive of depreciation and amortization	32,679,233	38,269,157	42,850,496
Depreciation and amortization	4,909,281	5,352,592	7,385,895
Other operating expenses	2,723,148	2,902,235	3,052,561
Loss on disposal and sale of assets	38,678	167,942	14,026
Impairment loss	91,258	218,950	38,454,344

Total operating expenses	136,158,651	159,260,869	200,066,608

Loss from Operations	(5,856,971)	(4,264,103)	(33,526,402)

Other Income (Expense)
Interest expense	(800,875)	(655,523)	(661,863)
Interest income	70,531	73,156	38,702
Miscellaneous income	513,823	733,594	185,167

Total other income (expense), net	(216,521)	151,227	(437,994)

Loss Before (Benefit) Provision for Income Taxes	(6,073,492)	(4,112,876)	(33,964,396)

(Benefit) Provision for Income Taxes	(522,484)	12,625,065	(7,265,186)

Net Loss	$(5,551,008)	$(16,737,941)	$(26,699,210)

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity
For the Years Ended June 30, 2016, 2015, and 2014

	Series A				Additional	Retained Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, June 30, 2013	—	$—	889.938	$1	$65,990,071	$14,878,850	$80,868,922

Net Loss				—	—	(26,699,210)	(26,699,210)

Stock Option Exercise			10	—	234,020	—	234,020

Compensation Costs from Stock Options				—	371,777	—	371,777

Balance, June 30, 2014	—	—	899.938	1	66,595,868	(11,820,360)	54,775,509

Net Loss				—	—	(16,737,941)	(16,737,941)

Repurchase & Cancellation of Shares			(2)	—	(46,804)	(35,259)	(82,063)

Cancellation of Non-Qualified Stock Option				—	(179,764)	—	(179,764)

Compensation Costs from Stock Options				—	30,981	—	30,981

Balance, June 30, 2015	—	—	897.938	1	66,400,281	(28,593,560)	37,806,722

Net Loss				—	—	(5,551,008)	(5,551,008)

Cancellation of Non-Qualified Stock Option				—	(54,256)	—	(54,256)

Issuance of Preferred Stock	100	10,000,000		—	—	—	10,000,000

Preferred stock dividends						(4,384)	(4,384)

Balance, June 30, 2016	100	$10,000,000	897.938	$1	$66,346,025	$(34,148,952)	$42,197,074

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
June 30, 2016, 2015, and 2014

	2016	2015	2014

Cash Flows from Operating Activities
Net loss	$(5,551,008)	$(16,737,941)	$(26,699,210)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,798,864	5,214,764	7,269,278
Amortization of intangibles	46,901	76,714	92,210
Amortization of prepublication costs	63,516	61,114	24,408
Impairment loss	91,258	218,950	38,454,344
Deferred compensation	(217,768)	—	—
Compensation cost from stock options	—	30,981	371,777
Loss on disposal and sale of equipment	38,678	167,942	14,026
Changes in assets and liabilities:
Accounts receivable, student	6,581,543	(5,083,059)	(178,954)
Deferred income taxes	(54,256)	13,998,601	(6,772,707)
Provision for uncollectible accounts	(2,743,629)	1,953,954	(1,114,546)
Inventories	487,047	1,338,430	(1,776,362)
Prepaid expenses and other assets	1,534,039	3,635,353	(1,472,144)
Restricted cash and trust liabilities	250,062	(250,062)	—
Notes receivable, employee, secured	(1,090)	(1,156)	(35,734)
Accounts payable and accrued expenses	(2,006,772)	(1,904,515)	760,895
Unearned tuition	1,421,952	(4,225,365)	(1,249,956)
Deferred rent	184,956	2,639,824	(5,857)

Total adjustments	10,475,301	17,872,470	34,380,678

Net cash provided by operating activities	4,924,293	1,134,529	7,681,468

Cash Flows from Investing Activities
Purchases of property and equipment	(3,661,895)	(4,223,078)	(4,336,333)
Proceeds from sale of property and equipment	1,523,510	242,003	54,626
Investment in prepublication costs	—	(13,100)	(254,010)

Net cash used in investing activities	(2,138,385)	(3,994,175)	(4,535,717)

Cash Flows from Financing Activities
Net (repayment) proceeds of long-term debt	(5,721,163)	(636,163)	11,653,536
Repayment of capital lease obligation	(237,560)	(244,149)	(225,701)
Proceeds from preferred stock issuance	10,000,000	—	—
Preferred stock dividends	(4,384)	—	—

Net cash provided (used in) by financing activities	4,036,893	(880,312)	11,427,835

Net Increase (Decrease) in Cash and Cash Equivalents	6,822,801	(3,739,958)	14,573,586

Cash and Cash Equivalents, Beginning	34,151,811	37,891,769	23,318,183

Cash and Cash Equivalents, Ending	$40,974,612	$34,151,811	$37,891,769

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest	$805,595	$648,105	$667,278

Income taxes (refunded) paid, net	$(1,722,836)	$(3,736,501)	$81,264

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Shareholders note receivable exchanged for common stock	$—	$—	$234,020

Additional paid-in capital - repurchase and cancellation of shares	$—	$101,757	$—

Retained earnings - repurchase and cancellation of shares	$—	$35,259	$—

Notes receivable, employee, secured - repurchase and cancellation of shares	$—	$(110,163)	$—

Accrued expenses - repurchase and cancellation of shares	$—	$(26,853)	$—

Additional paid-in capital - non-qualifying stock option cancellation after vesting	$54,256	$179,764	$—

Deferred tax asset - non-qualifying stock option cancelled after vesting	$(54,256)	$(179,764)	$—

Deferred compensation liability	$217,768	$—	$—

Stock based employee compensation	$(217,768)	$—	$—

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Organizational Matters
EEG, Inc. (“EEG”) owns and operates 89 cosmetology schools located throughout the United States. With the exception of 2 cosmetology schools owned by wholly-owned subsidiaries, Gary’s Incorporated (“Gary’s”), and Northern Westchester School of Hair Dressing and Cosmetology, Inc. (‘Northern Westchester”), all of EEG’s cosmetology schools are owned directly by EEG. EEG operates cosmetology schools under two brands; Empire Beauty School and the Hair Design School.
Principles of Consolidation
The consolidated financial statements include the accounts of EEG and its wholly-owned subsidiaries, Gary’s and Northern Westchester (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through August 22, 2016, the date the consolidated financial statements were issued.
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
June 30, 2016, 2015, and 2014

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
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company assesses the recoverability of long-lived assets by calculating expected future cash flows to be generated by the assets. If future undiscounted cash flows are insufficient to support the carrying cost of an asset group, then an impairment loss, measured as the difference between the carrying amount of the asset and the discounted future cash flows it may generate, is calculated and recorded. The Company recorded impairments of tangible fixed assets of $91,258, $218,950, and $9,598,508 for the years ended June 30, 2016, 2015, and 2014, respectively.
Intangible Assets
The Company has recorded values for Intangibles, not subject to amortization and Intangibles, net.
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Prepublication Costs
The Company capitalizes all prepublication direct costs incurred in the physical production of master publication-ready textbooks. These costs include the cost of manuscripts, salaries of staff directly working on designing, writing and editing the master volumes, the costs of supplies, photography, models, expendable goods, rental and maintenance of facilities, depreciation and amortization of equipment and leasehold improvements used directly by the production staff, and costs of nonemployee translators, editors, and writers. The capitalization of prepublication costs ceases when the master volume textbook is ready for submission to a printing house for mass production of the text. Prepublication costs are amortized using the straight-line method over estimated lives of 5-7 years. Amortization expense related to prepublication costs for the years ended June 30, 2016, 2015, and 2014, was $63,515, $61,114 and $24,408, respectively.
Revenue Recognition
Tuition revenue is recognized pro-ratably as the school term progresses based upon student hours attended. Unearned tuition is recorded as a result of cash received in advance of students attending class. Revenues for registration fees and products sold are recognized upon completion of the enrollment application and sale of the related products sold, respectively, as the Company has no further performance requirements. Revenues related to other services are recognized upon performance. Revenues exclude sales taxes.
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Income Taxes (Continued)
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
Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $9,081,845, $10,287,389 and $11,248,526 for the years ended June 30, 2016, 2015, and 2014, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under Generally Accepted Accounting Principles (GAAP). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective January 1, 2018, for a calendar year public entity. For non-public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018. A non-public entity may elect to apply this guidance earlier; however, not before an annual reporting period beginning after December 15, 2016. Management is evaluating this new guidance.
In August 2014, the Financial Accounting Standards Board issued an update on going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide a footnote disclosure. The auditor is required to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

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

The guidance in this update is effective for annual periods ending after December 15, 2016. Early application is permitted. Management is evaluating this new guidance.

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the fiscal year beginning in 2020, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on the Company's consolidated balance sheet.

2.	Restricted Cash
The Company has restricted cash from several sources. The U.S. Department of Education places restrictions on Title IV program funds held for students for unbilled educational services. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the Department. See table below for a breakdown of what comprised restricted cash as of June 30, 2016, and 2015.

	2016	2015
Third party scholarship funds	$71,000	$113,000
Charitable contribution pledges	58,400	67,774
State agencies student funds	6,963	16,090
Title IV program funds	2,695	2,180
Other	206	137
Certificate of deposit	—	250,062
Total restricted cash	$139,264	$449,243

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

3.	Property and Equipment, Net
Property and equipment consist of the following on June 30:

	2016	2015
Land	$—	$900,000
Building	—	200,000
Capital lease asset (Note 5)	8,200,000	8,200,000
Leasehold improvements	41,456,342	42,964,878
Furniture, fixtures, and equipment	24,120,131	24,832,102
Automotive equipment	225,021	275,235
Audio-video equipment	2,191,302	2,377,130
Signs	1,478,098	1,519,957
Construction in progress	702,295	577,327

Total cost	78,373,189	81,846,629

Less accumulated depreciation and
amortization	46,256,182	46,939,207

Property and equipment, net	$32,117,007	$34,907,422
The accumulated amortization of the capital lease asset was $2,236,364 and $1,810,390 at June 30, 2016, and 2015, respectively. Capitalized interest was $13,177, $11,362, and $32,690 for the years ended June 30, 2016, 2015, and 2014, respectively.

4.	Intangible Assets
Intangibles, not subject to amortization consist of the Accreditation of acquired schools amounting to $7,814,186 and a Non-compete agreement with Regis amounting to $890,000 at June 30, 2016, and 2015. Accreditation provides schools with the ability to participate in Title IV funding and is an indefinite-lived intangible asset due to the minimal requirements on the part of the Company to renew such status. The Non-compete agreement is effective as long as Regis continues holding an ownership interest in the Company. Accordingly, the asset is classified as an indefinite-lived asset. If Regis terminates its ownership interest, the carrying value of the asset will be amortized over its then remaining two year life.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

4.	Intangible Assets (Continued)
A summary of intangible assets subject to amortization at June 30, 2016, and, 2015 is as follows:

	2016
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,623,883	$2,603,792	$20,091
Below market rate leases	1,100,614	1,012,470	88,144
Business covenants	725,100	722,595	2,505
Customer lists	50,000	50,000	—

Total	$4,499,597	$4,388,857	$110,740

	2015
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,623,883	$2,601,200	$22,683
Below market rate leases	1,100,614	978,181	122,433
Business covenants	730,100	717,575	12,525
Customer lists	50,000	50,000	—

Total	$4,504,597	$4,346,956	$157,641

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

4. Intangible Assets (Continued)
Amortization of Intangibles
Amortization expense for the years ended June 30, 2016, 2015, and 2014, was $46,901, $76,714, and $92,210, respectively.

Estimated amortization expense related to intangibles for the next five years is as follows:

Years ending June 30:

2017	$26,154
2018	15,596
2019	15,595
2020	12,289
2021	8,885

Total	$78,519

5.	Capital Lease Obligation
The Company is obligated under a capital lease arrangement with an affiliated company for office space used in the Company’s operations. At June 30, 2016, the scheduled future minimum lease payments required under the capital lease and the present value of the net minimum lease payments are as follows:

Years ending June 30:
2017	$891,522
2018	891,522
2019	891,522
2020	891,522
2021	891,522
Thereafter	8,023,700

Total future minimum lease payments	12,481,310

Less amounts representing interest	5,450,217

Present value of minimum lease payments	7,031,093

Less current portion	260,183

Long-term obligation	$6,770,910

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

6.	Long-Term Debt
The Company has a credit facility with a bank maturing September 30, 2017. The maximum availability for borrowings or letters of credit under the facility is $14,500,000 as of June 30, 2016 and $20,000,000 as of June 30, 2015. Interest is payable monthly at one month Libor plus 550 basis points (5.9375% and 2.69% at June 30, 2016, and 2015, respectively). There were borrowings of $14,000,000 and $19,500,000 outstanding at June 30, 2016, and 2015, respectively. The Company was contingently liable to the bank for three irrevocable letters of credit totaling $500,000 at June 30, 2016 and 2015. The maximum borrowing availability on the credit facility is reduced by the amount of any outstanding letters of credit. The credit facility is collateralized by a pledge of substantially all of the Company’s assets.
The Company has a bank term loan (“Term Loan”). The Term Loan has a 120 month term with a final maturity of August 31, 2021. The Term Loan may be called by the lender on August 31, 2016. Interest is currently payable at a rate of 2.625% on the Term Loan. Long-term borrowings under the Term Loan were $921,514 and $1,142,677 as of June 30, 2016, and 2015, respectively. The current portion of these borrowings was $221,163 as of both June 30, 2016, and 2015. The Company will be required to pay $221,163 in equal annual installments in each of the next four years with the remainder of $36,862 paid out in the fifth year. The Term Loan is collateralized by substantially all of the Company’s assets.

7.	Deferred Compensation
In 2008, the Company assumed a non-qualified deferred compensation arrangement with an executive of the Company. The executive was fully vested and the company recognized a gain with regard to this deferred compensation. The executive left the Company in May 2016 and his departure triggered a revaluation of the liability per the terms of the agreement. As a result of this revaluation, the original estimated liability of $217,768 was reversed to zero in this fiscal year.

8.	Income Taxes
The components of pretax loss from continuing operations for the years ended June 30 are as follows:

	2016	2015	2014
U.S.	$(6,073,492)	$(4,112,876)	$(33,964,396)

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

8.	Income Taxes (Continued)
The provision (benefit) for income taxes for the years ended June 30 is comprised of the following:

	2016	2015	2014
Current
Federal	$(417,286)	$(1,570,540)	$(157,680)
State	(105,198)	197,006	(334,799)
Deferred
Federal	—	10,264,661	(5,698,153)
State	—	3,733,938	(1,074,554)

Total	$(522,484)	$12,625,065	$(7,265,186)
During fiscal year 2015, the impacts from the decline in student enrollments had a negative impact on the Company’s financial performance. Due to losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not that the deferred tax assets would be fully realized and established a valuation allowance on the deferred tax assets.

	2016	2015
Beginning Balance	$12,691,196	$—
Establishment of valuation allowance on deferred tax assets	—	12,564,735
Changes to deferred tax asset valuation allowance	(566,994)	126,461
Ending Balance, June 30	$12,124,202	$12,691,196
The Company will continue to assess its ability to realize its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient, sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

8.	Income Taxes (Continued)
Deferred tax assets are as follows at June 30:

	2016	2015

Current assets	$2,595,819	$3,752,805
Less: valuation allowance	(2,595,819)	(3,752,805)
Net current deferred income taxes	$—	$—

Noncurrent assets	9,528,383	8,938,391
Less: valuation allowance	(9,528,383)	(8,938,391)
Net noncurrent deferred income taxes	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rates for continuing operations for the years ended June 30, 2016, 2015, and 2014 is as follows:

	2016	2015	2014

Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes	—	(6.6)	2.4
Nondeductible goodwill	—	—	(15.7)
Deferred tax valuation allowance	(34.0)	(308.6)	—
Estimate to actual rate true up	8.6	(19.6)	—
Other	—	(6.2)	0.7
Effective income tax rate	8.6%	(307.0)%	21.4%

The effective tax rate for period ended June 30, 2016, is 8.6 percent due to the true up to the June 30, 2015 tax return. The effective tax rate for period ended June 30, 2015, included $12,691,196 of a deferred tax valuation allowance which increased the effective tax rate by approximately 308.6 percent. The effective tax rate was also increased by 19.6 percent related to the estimate to actual state tax rate true up for period ended June 30, 2015. The effective tax rate for the year ended June 30, 2014, included a $15.2 million non-deductible Goodwill impairment charge which decreased the negative effective tax rate by approximately 15.7 percent.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

8.	Income Taxes (Continued)
The components of the net deferred tax assets and liabilities as of June 30, 2016, and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,227,677	$—
Capital lease	2,830,757	2,858,920
Deferred rent	2,818,259	2,681,882
Allowance for doubtful accounts	2,363,849	3,377,935
State deferred bonus depreciation	751,304	722,034
Payroll and payroll related costs	487,056	860,321
Other	106,380	767,989
Depreciation and amortization	(461,080)	1,422,115
Less: valuation allowance	(12,124,202)	(12,691,196)
Total deferred income tax assets	$—	$—
As of June 30, 2016, 2015, and 2014, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company's effective tax rate. Also, as of June 30, 2016, 2015, and 2014 there were no material penalties and interest recognized in the statement of income, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.
Tax returns filed with the Internal Revenue Service and state taxing authorities are subject to review. The Company’s federal and state income tax returns filed for 2012 and prior are no longer subject to examination by federal or state taxing authorities.

9. Profit Sharing Plan
The Company sponsors a 401(k) savings and profit sharing plan. The Company made no contributions to the plan during the year ended June 30, 2016. The Company made contributions to the plan of $309,422 and $319,307 during the years ended June 30, 2015, and 2014.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

10.	Stock Transactions (Continued)
Preferred Stock (Continued)
Series A preferred stock had 100 shares issued and outstanding and Series B preferred stock had no shares issued and outstanding as of June 30, 2016. The Company at its discretion redeemed 100 shares of Series A preferred stock for $10,000,000 subsequent to year end. No Series A or B preferred stock was issued and outstanding on June 30, 2015.

11.	Commitments
The Company leases buildings for its school operations, administrative offices, and a storage area under noncancellable operating leases expiring in various years through June 2030. Rent expense was $13,105,468, $14,811,929, and $14,915,571 for the years ended June 30, 2016, 2015, and 2014, respectively.
Minimum future rental payments over the primary terms of the Company’s leases as of June 30, 2016, for each of the next five years and in aggregate are:

Years ending June 30:

2017	$13,544,398
2018	12,874,479
2019	10,507,827
2020	7,112,455
2021	4,559,909
Thereafter	8,827,895

Total minimum future rental payments	$57,426,963
Certain operating lease agreements contain scheduled rent increases. In accordance with generally accepted accounting principles, this rent has been accounted for on a straight-line basis. The difference between the straight-line basis and the amount of rent paid is recorded as a noncurrent liability, deferred rent.

12. School Closing Charges and Severance Costs

EEG closed 12 schools during the fiscal year ended June 30, 2016. Nine of the school closures were in advance of the lease end dates and EEG recorded future rental obligations, net of future sublease revenues, totaling $2,142,533 related to these school closings. These charges are reported in the Statement of Operations as Operating Expenses in the Cost of educational services value. At June 30, 2016, the accrued liability of the net future lease costs, reported under the balance sheet caption of Deferred Rents, had a carrying value of $1,812,011 for these school closings. Severance costs related to these school closings totaled $317,812 and are reported in the Statement of Operations as Operating Expenses in the Cost of educational services value.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

12. School Closing Charges and Severance Costs (Continued)

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

13. Related Party Transactions
There were no purchases of supplies or payments of interest to Regis for the years ended June 30, 2016, 2015 or 2014. There is no amount due to or from Regis at June 30, 2016, or 2015.
The Company is also affiliated with Schoeneman Realty Company (a Partnership) because of common ownership and control.
The Company recognized interest expense of $652,155, $589,463, and $600,466 under a capital lease arrangement with Schoeneman Realty Company for the years ended June 30, 2016, 2015 and 2014, respectively (Note 5). Principal payments on this lease amounted to $237,559, $244,149 and $225,683 for the years ended June 30, 2016, 2015, and 2014, respectively. Interest expense accrued related to the capital lease was $53,504, $55,312, and $49,478 as of June 30, 2016, 2015, and 2014, respectively. This is included in accrued expenses.

14.	Contingencies
The Company has been named a co-defendant in a lawsuit filed in New York State which seeks class action status. While management believes the Company will successfully defend itself in this lawsuit, the ultimate outcome and legal costs to defend the Company are undeterminable at this time. As such, no accruals have been recognized in the accompanying consolidated financial statements.
The Company has been named a co-defendant and defendant in lawsuits filed in New Jersey and Pennsylvania, respectively. Each of the suits seek class action status. While management believes the Company will successfully defend itself in these lawsuits, the ultimate outcome and legal costs to defend the Company are undeterminable at this time. As such, no accruals have been recognized in the accompanying consolidated financial statements.
The Company has, from time to time, been involved in routine litigation incidental to the conduct of business. The Company does not believe there are any other existing litigation matters which could have a material adverse effect on the Company’s financial condition.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

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
Option activity as June 30, 2016, was as follows:

	Number of Shares	Exercise Price (per share)	Remaining Contractual Life (per share)
Outstanding, June 30, 2015	40	$129,400	3.00
Less: Options cancelled after vesting, May 2016	20	$129,400	0.00
Total Outstanding, June 30, 2016	20	$129,400	2.00

Weighted Average fair value of options granted:	$55,929
Option Price Range (Fair Value):	$45,233 - $109,408
Equity compensation costs for the years ended June 30, 2016, 2015 and 2014 were -0-, $30,981 and $371,777 respectively.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

17.	Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company's financial instruments are as follows at June 30:

	2016		2015
	Carrying Value	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash
equivalents, and restricted cash	$41,113,876	$41,113,876	$34,601,054	$34,601,054
Accounts
receivable, net	2,667,073	2,667,073	6,448,514	6,448,514
Accounts
receivable, affiliates	17,992	N/A	45,859	N/A
Liabilities:
Long Term
Debt, other	15,142,677	15,142,677	20,863,840	20,863,840
Accounts
payable, trade	1,618,751	1,618,751	2,389,701	2,389,701
Deferred rent	2,900,839	2,900,839	2,634.351	2,634.351
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016, 2015, and 2014

18. Fair Value Measurements

EEG is required to measure certain assets such as Intangibles, not subject to amortization and Long-lived assets with carrying values which may be in excess of their implied fair value or not fully recoverable based upon estimated future cash flows on a non-recurring basis.

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

Level 3 -Valuations derived by models where one or more material assumptions are unobservable in an active market.

Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2016, are as follows:

Description	Value	Level 3	Impairment
Long-lived assets(1)	$—	$—	$91,258
Deferred rent(2)	$2,900,839	$2,900,839	N/A
(1) Long-lived assets with a carrying amount of $91,258 were written down to their implied fair values resulting in an impairment charge of $91,258 (Note 1).
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

