Form 10-Q
period 2016-09-30
REGIS CORP
filed 2016-10-27
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 20, 2016:

Common Stock, $.05 par value	46,268,632
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	September 30, 2016 (Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$148,531	$147,346
Receivables, net	23,068	24,691
Inventories	134,584	134,212
Other current assets	49,916	51,765
Total current assets	356,099	358,014

Property and equipment, net	174,769	183,321
Goodwill	416,780	417,393
Other intangibles, net	14,685	15,185
Other assets	63,580	62,019

Total assets	$1,025,913	$1,035,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,965	$59,884
Accrued expenses	121,823	135,431
Total current liabilities	181,788	195,315

Long-term debt, net	119,855	119,606
Other noncurrent liabilities	203,252	201,610
Total liabilities	504,895	516,531
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,259,858 and 46,154,410 common shares at September 30, 2016 and June 30, 2016, respectively	2,313	2,308
Additional paid-in capital	208,282	207,475
Accumulated other comprehensive income	2,552	5,068
Retained earnings	307,871	304,550

Total shareholders’ equity	521,018	519,401

Total liabilities and shareholders’ equity	$1,025,913	$1,035,932

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2016 and 2015
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2016	2015
Revenues:
Service	$335,540	$350,161
Product	83,478	87,976
Royalties and fees	12,024	11,993
	431,042	450,130
Operating expenses:
Cost of service	210,023	217,768
Cost of product	41,219	43,036
Site operating expenses	43,906	47,828
General and administrative	40,292	44,548
Rent	71,937	74,819
Depreciation and amortization	15,950	17,855
Total operating expenses	423,327	445,854

Operating income	7,715	4,276

Other (expense) income:
Interest expense	(2,192)	(2,354)
Interest income and other, net	498	944

Income before income taxes and equity in loss of affiliated companies	6,021	2,866

Income taxes	(2,740)	(2,816)
Equity in loss of affiliated companies, net of income taxes	—	(858)

Net income (loss)	$3,281	$(808)

Net income (loss) per share:
Basic and diluted	$0.07	$(0.02)

Weighted average common and common equivalent shares outstanding:
Basic	46,227	52,793
Diluted	46,622	52,793

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Net income (loss)	$3,281	$(808)
Foreign currency translation adjustments	(2,516)	(4,272)
Comprehensive income (loss)	$765	$(5,080)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,281	$(808)
Adjustments to reconcile net income to net cash provided by:
Depreciation and amortization	14,040	15,205
Equity in loss of affiliated companies	—	858
Deferred income taxes	1,969	1,727
Gain from sale of salon assets, net	(32)	(407)
Salon asset impairments	1,910	2,650
Stock-based compensation	1,865	2,508
Amortization of debt discount and financing costs	351	337
Other non-cash items affecting earnings	13	8
Changes in operating assets and liabilities, excluding the effects of asset sales	(11,067)	(9,569)
Net cash provided by operating activities	12,330	12,509

Cash flows from investing activities:
Capital expenditures	(10,933)	(8,611)
Proceeds from sale of assets	163	684
Change in restricted cash	1,133	(682)
Net cash used in investing activities	(9,637)	(8,609)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(2)
Repurchase of common stock	—	(38,418)
Employee taxes paid for shares withheld	(1,054)	(655)
Net cash used in financing activities	(1,054)	(39,075)

Effect of exchange rate changes on cash and cash equivalents	(454)	(324)

Increase (decrease) in cash and cash equivalents	1,185	(35,499)

Cash and cash equivalents:
Beginning of period	147,346	212,279
End of period	$148,531	$176,780

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2016 and for the three months ended September 30, 2016 and 2015, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2016 and its consolidated results of operations, comprehensive loss and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2016 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

Stock-Based Employee Compensation:

During the three months ended September 30, 2016, the Company granted 334,659 restricted stock units (RSUs) and 393,045 performance-based restricted stock units (PSUs), which includes 66,082 incremental PSUs earned in connection with the achievement of fiscal year 2016 performance metrics. All grants relate to stock incentive plans approved by the shareholders of the Company.

Total compensation cost for stock-based payment arrangements totaled $1.9 and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, whenever events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $1.9 and $2.7 million have been recorded within depreciation and amortization in the Consolidated Statement of Operations for the three months ended September 30, 2016 and 2015, respectively.

Recent Accounting Standards Adopted by the Company:

Stock Compensation

In March 2016, the FASB issued updated guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The Company early adopted this guidance in the first quarter of fiscal year 2017. The Condensed Consolidated Statement of Cash Flows as of September 30, 2015 reflects the reclassification of employee taxes paid for shares withheld of $0.7 million from operating to financing activities, in accordance with this new guidance. The other provisions of this new guidance did not have a material impact on the Company's consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The Company adopted this standard in the first quarter of fiscal year 2017, applying it retrospectively. The Condensed Consolidated Balance Sheet as of June 30, 2016 reflects the reclassification of debt issuance costs of $0.8 million from other assets to long-term debt, net.

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

Statement of Cash Flows

In August 2016, the FASB issued updated cash flow guidance clarifying cash flow classification and presentation for certain items. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of September 30, 2016, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity losses related to its investment in EEG subsequent to the impairment. During the three months ended September 30, 2016 and 2015, the Company recorded $0.0 and $(0.9) million, respectively, of equity losses related to its investment in EEG. While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended September 30,
	2016	2015
(Unaudited)	(Dollars in thousands)
Gross revenues	$30,036	$35,941
Gross profit	8,110	8,437
Operating loss	(707)	(1,471)
Net loss	(830)	(1,553)

3.	EARNINGS PER SHARE:

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

For the three months ended September 30, 2015, 217,501 of common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,505,850 and 835,822 of stock-based awards during the three months ended September 30, 2016 and 2015, respectively, as they were not dilutive under the treasury stock method.

4.    SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $0.8 million increase in additional paid-in capital during the three months ended September 30, 2016 was primarily due to stock-based compensation expense of $1.9 million, partially offset by other stock-based compensation activity of $1.1 million.

5.	INCOME TAXES:

During the three months ended September 30, 2016 and 2015, the Company recognized tax expense of $2.7 and $2.8 million, respectively, with corresponding effective tax rates of 45.5% and 98.3%.

The recorded tax expense and effective tax rate for the three months ended September 30, 2016 and 2015 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. This non-cash impact will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.8 million of expense for the fiscal year ending June 30, 2017.

The Company’s U.S. federal income tax returns for the fiscal years 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and were moved to the IRS Appeals Division for outstanding IRS proposed audit adjustments. The Company believes its income tax positions and deductions will be sustained and will continue to vigorously defend such positions. All earlier tax years are closed to examination. With limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before fiscal year 2012.

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

See Note 5 to the unaudited Condensed Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' examination of fiscal 2010 through 2013 federal income tax returns. Final resolution of these issues is not expected to have a material impact on the Company's financial position.

7.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	September 30, 2016			June 30, 2016
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$670,441	$(253,661)	$416,780	$671,054	$(253,661)	$417,393
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________

(2)	See Note 10 to the unaudited Condensed Consolidated Financial Statements.

(3)	The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	September 30, 2016			June 30, 2016
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,124	$(3,780)	$4,344	$8,206	$(3,746)	$4,460
Franchise agreements	9,758	(7,133)	2,625	9,853	(7,116)	2,737
Lease intangibles	14,495	(8,807)	5,688	14,535	(8,649)	5,886
Other	5,650	(3,622)	2,028	5,748	(3,646)	2,102
	$38,027	$(23,342)	$14,685	$38,342	$(23,157)	$15,185
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.    FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts Outstanding
	Maturity Dates	Interest Rate	September 30, 2016	June 30, 2016
	(fiscal year)		(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	$119,855	$119,606
Revolving credit facility	2018	—	—	—
			$119,855	$119,606

Senior Term Notes

In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes). The Senior Term Notes were issued at a $3.0 million discount which will be amortized to interest over the term of the notes. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Term Notes are unsecured and not guaranteed by any of the Company's subsidiaries or any third parties.

The following table contains details related to the Company's Senior Term Notes:

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(2,377)	(2,565)
Unamortized debt issuance costs	(768)	(829)
Senior Term Notes, net	$119,855	$119,606

Revolving Credit Facility

As of September 30, 2016 and June 30, 2016, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $1.5 and $1.6 million at September 30, 2016 and June 30, 2016, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at September 30, 2016 and June 30, 2016 was $198.5 and $198.4 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2016.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of September 30, 2016 and June 30, 2016, the Company’s cash, cash equivalents, receivables, accounts payable and debt approximated their carrying values. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

During the three months ended September 30, 2016, the Company recorded $1.9 million of long-lived asset impairment charges which were based on fair values using Level 3 inputs. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of September 30, 2016, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,751	2,526	8,277
North American Premium	661	—	661
International	320	2	322
Total	6,732	2,528	9,260

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Revenues:
North American Value	$343,177	$348,971
North American Premium	64,703	73,155
International	23,162	28,004
	$431,042	$450,130
Operating income (loss):
North American Value	$33,437	$30,549
North American Premium	(3,861)	(2,423)
International	(307)	106
Total segment operating income	29,269	28,232
Unallocated Corporate	(21,554)	(23,956)
Operating income	$7,715	$4,276

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2016 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

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

As of September 30, 2016, we owned, franchised or held ownership interests in 9,455 worldwide locations. Our locations consisted of 9,260 system-wide North American and International salons, and 195 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of our salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2016, we had approximately 45,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2016 Annual Report on Form 10-K, as well as Note 1 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investments in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2016 Annual Report on Form 10-K.

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

	For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$335.5	$350.2	77.8%	77.8%	—	(70)
Product revenues	83.5	88.0	19.4	19.5	(10)	40
Franchise royalties and fees	12.0	12.0	2.8	2.7	10	30

Cost of service (1)	210.0	217.8	62.6	62.2	40	90
Cost of product (2)	41.2	43.0	49.4	48.9	50	(180)
Site operating expenses	43.9	47.8	10.2	10.6	(40)	(50)
General and administrative	40.3	44.5	9.3	9.9	(60)	20
Rent	71.9	74.8	16.7	16.6	10	(10)
Depreciation and amortization	16.0	17.9	3.7	4.0	(30)	(80)

Interest expense	2.2	2.4	0.5	0.5	—	(20)
Interest income and other, net	0.5	0.9	0.1	0.2	(10)	20

Income tax expense (3)	(2.7)	(2.8)	45.5	98.3	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	—	0.9	—	0.2	(20)	30
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
 Computed as a percent of income (loss) before income taxes and equity in loss of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
North American Value salons:
SmartStyle	$128,887	$128,054
Supercuts	86,212	86,522
MasterCuts	25,230	27,396
Other Value	102,848	106,999
Total North American Value salons	343,177	348,971
North American Premium salons	64,703	73,155
International salons	23,162	28,004
Consolidated revenues	$431,042	$450,130
Percent change from prior year	(4.2)%	(3.1)%
Salon same-store sales (decrease) increase (1)	(1.0)%	0.7%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended September 30,
Factor	2016	2015
Same-store sales	(1.0)%	0.7%
Closed salons	(2.9)	(2.9)
New stores and conversions	0.4	0.6
Foreign currency	(0.8)	(1.7)
Other	0.1	0.2
	(4.2)%	(3.1)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended September 30,
	2016	2015
SmartStyle	0.1%	3.6%
Supercuts	1.1	2.2
MasterCuts	(3.3)	(3.8)
Other Value	(0.1)	(0.2)
North American Value same-store sales	—	1.5
North American Premium same-store sales	(5.1)	(2.6)
International same-store sales	(3.5)	0.1
Consolidated same-store sales	(1.0)%	0.7%

The same-store sales decrease of 1.0% during the three months ended September 30, 2016 was due to a decrease of 5.1% in same-store guest visits, partly offset by an increase of 4.1% in average ticket. The Company constructed (net of relocations) and closed 59 and 268 company-owned salons, respectively, during the twelve months ended September 30, 2016 and sold (net of buybacks) 42 company-owned salons to franchisees during the same period (Fiscal Year 2017 Net Salon Count Changes).

The same-store sales increase of 0.7% during the three months ended September 30, 2015 was due to an increase of 2.1% in average ticket, partly offset by a decrease of 1.4% in same-store guest visits. The Company constructed (net of relocations) and closed 91 and 238 company-owned salons, respectively, during the twelve months ended September 30, 2015 and sold (net of buybacks) 88 company-owned salons to franchisees during the same period (Fiscal Year 2016 Net Salon Count Changes).

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

The $14.6 million decrease in service revenues during the three months ended September 30, 2016, was primarily due to the Fiscal Year 2017 Net Salon Count Changes, a same-store service sales decrease of 0.8% and foreign currency fluctuations. The decrease in same-store service revenues was primarily the result of a 4.9% decrease in same-store guest visits, partly offset by a 4.1% increase in average ticket during the three months ended September 30, 2016.

The $14.6 million decrease in service revenues during the three months ended September 30, 2015 was primarily due to the Fiscal Year 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by a same-store service sales increase of 0.3%. The increase in same-store service revenues was primarily the result of an increase in average ticket of 1.4% due to a change in service mix and pricing, partly offset by a 1.1% decrease in same-store guest visits during the three months ended September 30, 2015.

Product Revenues

The $4.5 million decrease in product revenues during the three months ended September 30, 2016 was primarily due to the Fiscal Year 2017 Net Salon Count Changes, a same-store product sales decrease of 2.1% and foreign currency fluctuations. The decrease in same-store product sales was primarily the result of a 3.9% decrease in same-store transactions, partly offset by a 1.8% increase in average ticket.

The $0.8 million decrease in product revenues during the three months ended September 30, 2015 was primarily due to the Fiscal Year 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by a same-store product sales increase of 2.4%. The increase in same-store product sales was primarily the result of a 3.6% increase in same-store transactions due to improved execution as more of our service guests purchased retail product, partly offset by a 1.2% decrease in average ticket.

Royalties and Fees

Total franchised locations open at September 30, 2016 were 2,528 as compared to 2,374 at September 30, 2015. Royalties and fees were flat for the three months ended September 30, 2016 primarily due to the increased number of franchised locations and same-store sales increases at franchised locations, partly offset by lower franchise fees and lapping a higher level of franchise termination fees in the prior year.

Total franchised locations open at September 30, 2015 were 2,374 as compared to 2,214 at September 30, 2014. The $0.9 million increase in royalties and fees for the three months ended September 30, 2015 was primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 40 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2016 was primarily the result of state minimum wage increases and lapping a rebate in the prior year, partly offset by improved stylist productivity and lower bonuses.

The 90 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2015 was primarily the result of state minimum wage increases, stylist productivity and higher health insurance costs, partly offset by lower field incentives.

Cost of Product

The 50 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2016 was primarily due to inventory write-offs associated with salon closures and obsolescence.

The 180 basis point decrease in cost of product as a percent of product revenues during the three months ended September 30, 2015 was primarily due to improved salon-level inventory management and lapping of certain costs in the prior year quarter.

Site Operating Expenses

Site operating expenses decreased $3.9 million during the three months ended September 30, 2016 primarily due to cost savings associated with salon telecom costs and workers' compensation, a net reduction in salon counts mainly within our North American Value and Premium segments, timing of marketing expenses and foreign currency.

Site operating expenses decreased $3.7 million during the three months ended September 30, 2015 primarily due to a net reduction in salon counts, timing of certain marketing expenses, lower self-insurance costs and cost savings, partly offset by higher freight costs.

General and Administrative

General and administrative (G&A) decreased $4.3 million during the three months ended September 30, 2016 primarily due to timing of expenses, one-time compensation benefits, lapping certain costs in the prior year, cost savings and foreign currency, partly offset by planned strategic investments in Technical Education.

G&A decreased $0.6 million during the three months ended September 30, 2015 primarily due to lapping legal fees and certain costs in the prior year quarter, cost savings and foreign currency fluctuations. This decrease was partly offset by the impact of fiscal 2015’s earned performance shares, whereas the prior year quarter was not impacted in a similar fashion because performance shares were not earned in fiscal 2014 and planned strategic investments in Technical Education.

Rent

Rent expense decreased $2.9 million during the three months ended September 30, 2016 due to salon closures and foreign currency fluctuations, partly offset by lease termination fees and rent inflation.

Rent expense decreased $2.9 million during the three months ended September 30, 2015 due to salon closures and foreign currency fluctuations, partly offset by rent inflation.

Depreciation and Amortization

Depreciation and amortization (D&A) decreased $1.9 million during the three months ended September 30, 2016 primarily due to lower depreciation on a reduced salon base and reduced fixed asset impairment charges.

The $4.3 million decrease in D&A during the three months ended September 30, 2015 was primarily due to lower depreciation on a reduced salon base and reduced fixed asset impairment charges.

Interest Expense

Interest expense decreased $0.2 million for the three months ended September 30, 2016 primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

The $0.7 million decrease in interest expense for the three months ended September 30, 2015 was primarily due to the settlement of the Company's $172.5 million convertible senior notes in July 2014.

Interest Income and Other, net

The $0.4 million decrease in interest income and other, net during the three months ended September 30, 2016 was primarily due to lapping prior year gains on salon assets sold.

The $1.1 million increase in interest income and other, net during the three months ended September 30, 2015 was primarily due to gains on salon assets sold and interest income.

Income Taxes

During the three months ended September 30, 2016 and 2015, the Company recognized tax expense of $2.7 and $2.8 million, respectively, with corresponding effective tax rates of 45.5% and 98.3%, respectively.

The recorded tax expense and effective tax rate for the three months ended September 30, 2016 and 2015 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. Income tax expense for the three months ended September 30, 2016 included non-cash expense of $2.0 million related to this matter. This non-cash tax expense will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.8 million of expense for the fiscal year ending June 30, 2017.
Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.
See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in Loss of Affiliated Companies, Net of Income Taxes

Equity in loss of affiliated companies of $0.9 million during the three months ended September 30, 2015, was due to the Company's share of EEG's net loss. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of September 30, 2016, cash and cash equivalents were $148.5 million, with $131.5, $6.6 and $10.4 million within the United States, Canada, and Europe, respectively.

The Company's borrowing agreements include $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes) and a $200.0 million five-year unsecured revolving credit facility that expires in June 2018. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2016, cash provided by operating activities of $12.3 million decreased by $0.2 million compared to the prior comparable period, primarily due to timing of working capital changes.

During the three months ended September 30, 2015, cash provided by operating activities of $12.5 million decreased by $4.1 million compared to the prior comparable period, primarily due to larger inventory build in the current period compared to the prior comparable period.

Cash Flows from Investing Activities

During the three months ended September 30, 2016, cash used in investing activities of $9.6 million was for capital expenditures of $10.9 million, partly offset by a change in restricted cash of $1.1 million and cash proceeds from the sale of salon assets of $0.2 million.

During the three months ended September 30, 2015, cash used in investing activities of $8.6 million was for capital expenditures of $8.6 million and a change in restricted cash of $0.7 million, partly offset by cash proceeds from the sale of salon assets of $0.7 million.

Cash Flows from Financing Activities

During the three months ended September 30, 2016, cash used in financing activities of $1.1 million was for employee taxes paid for shares withheld. During the three months ended September 30, 2015, cash used in financing activities of $39.1 million was primarily for repurchases of common stock in accordance with the Company's capital allocation policy and employee taxes paid for shares withheld.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (1)
September 30, 2016	19.1%	—
June 30, 2016	19.1%	300
_____________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The debt to capitalization ratio as of September 30, 2016 was flat as compared to June 30, 2016, primarily due to minimal changes in debt levels and total shareholders' equity during the three months ended September 30, 2016.

The basis point increase in the debt to capitalization ratio as of June 30, 2016 compared to June 30, 2015 was primarily due to the repurchase of 7.6 million shares of common stock for $101.0 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2016, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. At September 30, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to execute on our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; changes in tax exposure; the effect of changes to healthcare laws; reliance on management information systems; financial performance of Empire Education Group; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; financial performance of our franchisees; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Interim Chief Financial Officer (Interim CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and Interim CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2016, the Board has authorized $450.0 million to be expended for repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. As of September 30, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2016.

Item 6.  Exhibits

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 27, 2016	By:	/s/ Eric A. Bakken
Eric A. Bakken
Executive Vice President and Interim Chief Financial Officer
(Signing of behalf of the registrant and as Principal Financial Officer)

Date: October 27, 2016	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)