Form 10-Q
period 2016-12-31
REGIS CORP
filed 2017-02-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 27, 2017:

Common Stock, $.05 par value	46,287,937
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	December 31, 2016 (Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$155,642	$147,346
Receivables, net	30,742	24,691
Inventories	131,386	134,212
Other current assets	53,093	51,765
Total current assets	370,863	358,014

Property and equipment, net	165,644	183,321
Goodwill	415,900	417,393
Other intangibles, net	14,309	15,185
Other assets	63,511	62,019

Total assets	$1,030,227	$1,035,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,629	$59,884
Accrued expenses	127,344	135,431
Total current liabilities	186,973	195,315

Long-term debt, net	120,103	119,606
Other noncurrent liabilities	204,083	201,610
Total liabilities	511,159	516,531
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,283,085 and 46,154,410 common shares at December 31, 2016 and June 30, 2016, respectively	2,314	2,308
Additional paid-in capital	210,968	207,475
Accumulated other comprehensive income	230	5,068
Retained earnings	305,556	304,550

Total shareholders’ equity	519,068	519,401

Total liabilities and shareholders’ equity	$1,030,227	$1,035,932

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2016 and 2015
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Service	$323,212	$340,527	$658,752	$690,688
Product	89,420	98,279	172,898	186,255
Royalties and fees	11,411	11,661	23,435	23,654
	424,043	450,467	855,085	900,597
Operating expenses:
Cost of service	208,851	216,672	418,874	434,440
Cost of product	45,990	50,384	87,209	93,420
Site operating expenses	42,736	47,405	86,642	95,233
General and administrative	40,705	47,400	80,997	91,948
Rent	70,583	74,459	142,520	149,278
Depreciation and amortization	16,025	17,030	31,975	34,885
Total operating expenses	424,890	453,350	848,217	899,204

Operating (loss) income	(847)	(2,883)	6,868	1,393

Other (expense) income:
Interest expense	(2,178)	(2,382)	(4,370)	(4,736)
Interest income and other, net	1,525	997	2,023	1,941

(Loss) income before income taxes and equity in loss of affiliated companies	(1,500)	(4,268)	4,521	(1,402)

Income tax (expense) benefit	(719)	4,207	(3,459)	1,391
Equity in loss of affiliated companies, net of income taxes	—	(13,925)	—	(14,783)

Net (loss) income	$(2,219)	$(13,986)	$1,062	$(14,794)

Net (loss) income per share:
Basic and diluted	$(0.05)	$(0.29)	$0.02	$(0.29)

Weighted average common and common equivalent shares outstanding:
Basic	46,327	48,050	46,277	50,422
Diluted	46,327	48,050	46,751	50,422

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Six Months Ended December 31, 2016 and 2015
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net (loss) income	$(2,219)	$(13,986)	$1,062	$(14,794)
Foreign currency translation adjustments	(2,322)	(2,335)	(4,838)	(6,607)
Comprehensive loss	$(4,541)	$(16,321)	$(3,776)	$(21,401)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2016 and 2015
(Dollars in thousands)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,062	$(14,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,589	29,844
Equity in loss of affiliated companies	—	14,783
Deferred income taxes	3,297	(1,860)
Gain from sale of salon assets, net	(121)	(625)
Salon asset impairments	4,386	5,041
Stock-based compensation	4,400	4,970
Amortization of debt discount and financing costs	703	782
Other non-cash items affecting earnings	64	235
Changes in operating assets and liabilities, excluding the effects of asset sales	(13,775)	(25,795)
Net cash provided by operating activities	27,605	12,581

Cash flows from investing activities:
Capital expenditures	(18,403)	(15,670)
Proceeds from sale of assets	335	1,190
Change in restricted cash	738	(943)
Net cash used in investing activities	(17,330)	(15,423)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(2)
Repurchase of common stock	—	(77,033)
Purchase of noncontrolling interest	—	(684)
Employee taxes paid for shares withheld	(1,113)	(683)
Net cash used in financing activities	(1,113)	(78,402)

Effect of exchange rate changes on cash and cash equivalents	(866)	(882)

Increase (decrease) in cash and cash equivalents	8,296	(82,126)

Cash and cash equivalents:
Beginning of period	147,346	212,279
End of period	$155,642	$130,153

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2016 and its consolidated results of operations, comprehensive loss and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2016, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs). All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

	For the Periods Ended December 31, 2016
	Three Months	Six Months
Restricted stock units	92,558	427,217
Performance-based restricted stock units (1)	—	393,045
_____________________________

(1)	Includes 66,082 incremental PSUs earned in connection with the achievement of fiscal year 2016 performance metrics.

Total compensation cost for stock-based payment arrangements totaled $2.5 million for each of the three months ended December 31, 2016 and 2015, and $4.4 and $5.0 million for the six months ended December 31, 2016 and 2015, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

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

A summary of long-lived asset impairment charges follows:

	For the Six Months Ended December 31,
	2016	2015
	(Dollars in thousands)
North American Value	$3,277	$4,208
North American Premium	882	752
International	227	81
Total	$4,386	$5,041
Recent Accounting Standards Adopted by the Company:

Stock Compensation

In March 2016, the FASB issued updated guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The Company early adopted this guidance in the first quarter of fiscal year 2017, applying it retrospectively. The Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2015 reflects the reclassification of employee taxes paid for shares withheld of $0.7 million from operating to financing activities, in accordance with this new guidance. The other provisions of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements but expects this adoption will result in a significant increase in the assets and liabilities on the Company's consolidated balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company expects to adopt this guidance in fiscal year 2019 and has not yet selected a transition method. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the timing of recognition for gift card breakage, although it is not expected to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on related disclosures.

Intra-Entity Transfers Other Than Inventory

In October 2016, the FASB issued guidance on the accounting for income tax effects of intercompany transfers of assets other than inventory. The guidance requires entities to recognize the income tax impact of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the assets have been sold to an outside party. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued updated cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash will no longer be presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial statements.

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

Empire Education Group, Inc. (EEG)

As of December 31, 2016, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity losses related to its investment in EEG subsequent to the impairment. While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below summarizes losses recorded by the Company related to EEG:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity losses	$—	$(973)	$—	$(1,832)
Other than temporary impairment	—	(12,954)	—	(12,954)
Total losses related to EEG	$—	$(13,927)	$—	$(14,786)

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
(Unaudited)	(Dollars in thousands)
Gross revenues	$31,019	$33,724	$61,055	$69,664
Gross profit	9,168	7,365	17,278	15,406
Operating income (loss)	488	(1,819)	(219)	(3,290)
Net income (loss)	357	(1,805)	(472)	(3,358)

3.	EARNINGS PER SHARE:

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

For the three months ended December 31, 2016 and 2015, 446,877 and 592,664, respectively, and for the six months ended December 31, 2015, 405,015 of common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,361,971 and 2,097,378 of stock-based awards during the three months ended December 31, 2016 and 2015, respectively, and 2,411,047 and 2,210,212 of stock-based awards during the six months ended December 31, 2016 and 2015, respectively, as they were not dilutive under the treasury stock method.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $3.5 million increase in additional paid-in capital during the six months ended December 31, 2016 was primarily due to $4.4 million of stock-based compensation, partly offset by other stock-based compensation activity of $0.9 million.

5.	INCOME TAXES:

During the three and six months ended December 31, 2016, the Company recognized tax expense of $0.7 and $3.5 million, respectively, with corresponding effective tax rates of (47.9)% and 76.5%. During the three and six months ended December 31, 2015, the Company recognized tax benefits of $4.2 and $1.4 million, respectively, with corresponding effective tax rates of 98.6% and 99.2%.

The recorded tax provision and effective tax rates for the three and six months ended December 31, 2016 and 2015 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. This non-cash impact will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.8 million of expense for the fiscal year ending June 30, 2017.

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

7.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	December 31, 2016			June 30, 2016
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$669,561	$(253,661)	$415,900	$671,054	$(253,661)	$417,393
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     See Note 10 to the unaudited Condensed Consolidated Financial Statements.
(3)     The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	December 31, 2016			June 30, 2016
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,006	$(3,797)	$4,209	$8,206	$(3,746)	$4,460
Franchise agreements	9,623	(7,120)	2,503	9,853	(7,116)	2,737
Lease intangibles	14,459	(8,965)	5,494	14,535	(8,649)	5,886
Other	5,680	(3,577)	2,103	5,748	(3,646)	2,102
	$37,768	$(23,459)	$14,309	$38,342	$(23,157)	$15,185
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts Outstanding
	Maturity Dates	Interest Rate	December 31, 2016	June 30, 2016
	(fiscal year)		(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	$120,103	$119,606
Revolving credit facility	2018	—	—	—
			$120,103	$119,606

Senior Term Notes

In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes). The Senior Term Notes were issued at a $3.0 million discount which is being amortized to interest expense over the term of the notes. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Term Notes are unsecured and not guaranteed by any of the Company’s subsidiaries or any third parties.

The following table contains details related to the Company's Senior Term Notes:

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(2,190)	(2,565)
Unamortized debt issuance costs	(707)	(829)
Senior Term Notes, net	$120,103	$119,606

Revolving Credit Facility

As of December 31, 2016 and June 30, 2016, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $1.5 and $1.6 million at December 31, 2016 and June 30, 2016, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at December 31, 2016 and June 30, 2016 was $198.5 and $198.4 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2016 and June 30, 2016, the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable and debt approximated their carrying values. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Long-lived assets (1)	$(2,476)	$(2,391)	$(4,386)	$(5,041)
Investment in EEG (2)	—	(12,954)	—	(12,954)
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

(2)	See Note 2 to the unaudited Condensed Consolidated Financial Statements.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of December 31, 2016, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,710	2,540	8,250
North American Premium	637	—	637
International	311	9	320
Total	6,658	2,549	9,207

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues:
North American Value	$339,035	$349,251	$682,212	$698,222
North American Premium	62,888	73,022	127,591	146,177
International	22,120	28,194	45,282	56,198
	$424,043	$450,467	$855,085	$900,597

Operating income (loss):
North American Value	$25,974	$28,061	$59,411	$58,610
North American Premium	(4,043)	(3,900)	(7,904)	(6,323)
International	(427)	(607)	(734)	(501)
Total segment operating income	21,504	23,554	50,773	51,786
Unallocated Corporate	(22,351)	(26,437)	(43,905)	(50,393)
Operating (loss) income	$(847)	$(2,883)	$6,868	$1,393

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

As of December 31, 2016, we owned, franchised or held ownership interests in 9,388 worldwide locations. Our locations consisted of 9,207 system-wide North American and International salons, and 181 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2016, we had approximately 44,000 corporate employees worldwide.

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

	For the Periods Ended December 31,
	Three Months						Six Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$323.2	$340.5	76.2%	75.6%	60	(120)	$658.8	$690.7	77.0%	76.7%	30	(100)
Product revenues	89.4	98.3	21.1	21.8	(70)	100	172.9	186.3	20.2	20.7	(50)	80
Franchise royalties and fees	11.4	11.7	2.7	2.6	10	20	23.4	23.7	2.7	2.6	10	20

Cost of service (1)	208.9	216.7	64.6	63.6	100	100	418.9	434.4	63.6	62.9	70	100
Cost of product (2)	46.0	50.4	51.4	51.3	10	(30)	87.2	93.4	50.4	50.2	20	(90)
Site operating expenses	42.7	47.4	10.1	10.5	(40)	50	86.6	95.2	10.1	10.6	(50)	10
General and administrative	40.7	47.4	9.6	10.5	(90)	30	81.0	91.9	9.5	10.2	(70)	20
Rent	70.6	74.5	16.6	16.5	10	(40)	142.5	149.3	16.7	16.6	10	(20)
Depreciation and amortization	16.0	17.0	3.8	3.8	—	(50)	32.0	34.9	3.7	3.9	(20)	(60)

Interest expense	2.2	2.4	0.5	0.5	—	—	4.4	4.7	0.5	0.5	—	(10)
Interest income and other, net	1.5	1.0	0.4	0.2	20	—	2.0	1.9	0.2	0.2	—	10

Income taxes (3)	(0.7)	4.2	(47.9)	98.6	N/A	N/A	(3.5)	1.4	76.5	99.2	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	—	13.9	—	3.1	(310)	50	—	14.8	—	1.6	(160)	30
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
North American Value salons:
SmartStyle	$130,938	$131,470	$259,825	$259,525
Supercuts	84,383	85,220	170,595	171,742
MasterCuts	24,781	27,616	50,011	55,012
Other Value	98,933	104,945	201,781	211,943
Total North American Value salons	339,035	349,251	682,212	698,222
North American Premium salons	62,888	73,022	127,591	146,177
International salons	22,120	28,194	45,282	56,198
Consolidated revenues	$424,043	$450,467	$855,085	$900,597
Percent change from prior year	(5.9)%	(1.2)%	(5.1)%	(2.2)%
Salon same-store sales (decrease) increase (1)	(3.6)%	2.2%	(2.3)%	1.4%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2016	2015	2016	2015
Same-store sales	(3.6)%	2.2%	(2.3)%	1.4%
Closed salons	(2.6)	(2.7)	(2.7)	(2.8)
New stores and conversions	0.4	0.6	0.4	0.6
Foreign currency	(1.0)	(1.5)	(0.9)	(1.6)
Other	0.9	0.2	0.4	0.2
	(5.9)%	(1.2)%	(5.1)%	(2.2)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
SmartStyle	(2.3)%	6.8%	(1.1)%	5.2%
Supercuts	(1.1)	2.9	—	2.6
MasterCuts	(6.2)	(2.1)	(4.7)	(2.9)
Other Value	(3.7)	0.9	(1.9)	0.3
North American Value same-store sales	(2.8)	3.3	(1.4)	2.4
North American Premium same-store sales	(7.3)	(1.4)	(6.2)	(2.0)
International same-store sales	(5.8)	(2.8)	(4.7)	(1.4)
Consolidated same-store sales	(3.6)%	2.2%	(2.3)%	1.4%

The same-store sales decrease of 3.6% and 2.3% during the three and six months ended December 31, 2016, respectively, were due to decreases of 6.6% and 5.9%, respectively, in same-store guest visits, partly offset by increases of 3.0% and 3.6%, respectively, in average ticket. The Company constructed (net of relocations) and closed 63 and 306 company-owned salons, respectively, during the twelve months ended December 31, 2016 and sold (net of buybacks) 27 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes). Also impacting revenues was foreign currency, partly offset by favorable calendar shifts.

The same-store sales increase of 2.2% and 1.4% during the three and six months ended December 31, 2015, respectively, were due to increases of 3.9% and 3.0%, respectively, in average ticket, partly offset by decreases of 1.7% and 1.6%, respectively, in same-store guest visits. The Company constructed (net of relocations) and closed 79 and 209 company-owned salons, respectively, during the twelve months ended December 31, 2015 and sold (net of buybacks) 84 company-owned salons to franchisees during the same period (2016 Net Salon Count Changes).

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $17.3 and $31.9 million in service revenues during the three and six months ended December 31, 2016, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store service sales decreases of 2.8% and 1.8%, respectively, and foreign currency fluctuations, partly offset by favorable calendar shifts. Decreases in same-store service sales were primarily the result of 6.1% and 5.5% decreases in same-store guest visits, respectively, partly offset by 3.3% and 3.7% increases in average ticket, respectively, during the three and six months ended December 31, 2016.

Decreases of $9.8 and $24.4 million in service revenues during the three and six months ended December 31, 2015, respectively, were primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by same-store service sales increases of 0.9% and 0.6%, respectively. Increases in same-store service sales were primarily the result of 2.9% and 2.1% increases in average ticket, respectively, due to mix of service and pricing, partly offset by 2.0% and 1.5% decreases in same-store guest visits, respectively, during the three and six months ended December 31, 2015.

Product Revenues

Decreases of $8.9 and $13.4 million in product revenues during the three and six months ended December 31, 2016, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store product sales decreases of 6.7% and 4.5%, respectively, and foreign currency fluctuations, partly offset by favorable calendar shifts. The decrease in same-store product sales was primarily the result of decreases in same-store transactions of 6.9% and 5.4%, respectively, partly offset by increases in average ticket of 0.2% and 0.9% during the three and six months ended December 31, 2016, respectively.

Increases of $3.6 and $2.8 million in product revenues during the three and six months ended December 31, 2015, respectively, were primarily due to same-store product sales increases of 7.2% and 4.8%, respectively, partly offset by the 2016 Net Salon Count Changes and foreign currency fluctuations. The same-store product sales results were driven by a strong holiday promotion and improved execution as more service guests purchased retail product, resulting in increases in average ticket of

2.6% and 0.7% and increases in same-store transactions of 4.6% and 4.1%, during the three and six months ended December 31, 2015, respectively.

Royalties and Fees

Total franchised locations open at December 31, 2016 were 2,549 as compared to 2,427 at December 31, 2015. Decreases of $0.3 and $0.2 million in royalties and fees for the three and six months ended December 31, 2016, respectively compared to the prior year period were primarily due to a lower level of initial franchise fees due to the timing of new salon openings and lapping higher franchise termination fees in the prior year, partly offset by the increased number of franchised locations and same-store sales increases at franchised locations. In the prior year, franchise growth and the associated fees with new franchise openings was skewed to the first half of the year whereas the Company expects new openings to be weighted more towards the back half of the current year.

Total franchised locations open at December 31, 2015 were 2,427 as compared to 2,246 at December 31, 2014. Increases of $0.8 and $1.7 million in royalties and fees for the three and six months ended December 31, 2015, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 100 and 70 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2016, respectively, were primarily the result of state minimum wage increases, stylist productivity and lapping a rebate in the prior year, partly offset by lower bonuses.

The 100 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2015, respectively, were primarily the result of stylist productivity and state minimum wage increases.

Cost of Product

The 10 and 20 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2016, respectively, were primarily due to a mix shift into lower margin product sales to franchisees. The increase during the six months ended December 31, 2016 was also due to inventory write-offs associated with salon closures and obsolescence.

The 30 and 90 basis point decreases in cost of product as a percent of product revenues during the three and six months ended December 31, 2015, respectively, were primarily due to improved salon-level inventory management, lapping prior year commissions and higher vendor cash discounts, partly offset by planned holiday promotional activities.

Site Operating Expenses

Site operating expenses decreased by $4.7 and $8.6 million during the three and six months ended December 31, 2016, respectively. The decreases were primarily due to cost savings associated with workers' compensation and salon telecom costs and reduced stylist incentives, partly offset by an increase in repairs and service expense.

Site operating expenses increased (decreased) by $2.0 and $(1.7) million during the three and six months ended December 31, 2015, respectively. The increase in site operating expenses during the three months ended December 31, 2015 was primarily a result of lapping a prior year self-insurance benefit, partly offset by a net reduction in salon counts and foreign currency. The decrease in site operating expenses during the six months ended December 31, 2015 was primarily a result of a net reduction in salon counts, partly offset by timing of marketing expenses, lapping a prior year self-insurance benefit and freight costs.

General and Administrative (G&A)

The decreases of $6.7 and $11.0 million during the three and six months ended December 31, 2016, respectively, in G&A were primarily driven by lapping certain costs in the prior year quarter, timing, and cost savings, partly offset by planned strategic investments in Technical Education. The decrease during the six months ended December 31, 2016 was also driven by one-time compensation benefits.

The increases of $0.7 and $0.1 million during the three and six months ended December 31, 2015, respectively, in G&A were primarily driven by higher legal fees, senior term note modification fees and planned strategic investments in Technical

Education. These increases were partly offset by lapping certain costs in the prior year quarter, cost savings and foreign currency.

Rent

Rent expense decreased $3.9 and $6.8 million during the three and six months ended December 31, 2016, respectively, due to salon closures and foreign currency fluctuations, partly offset by lease termination fees and rent inflation.

Rent expense decreased $2.4 and $5.3 million during the three and six months ended December 31, 2015, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation.

Depreciation and Amortization (D&A)

The decreases of $1.0 and $2.9 million in D&A during the three and six months ended December 31, 2016, respectively, were primarily due to lower depreciation on a reduced salon base and reduced fixed asset impairment charges in the six months ended December 31, 2016.

The decreases of $2.6 and $6.9 million in D&A during the three and six months ended December 31, 2015, respectively, were primarily due to lower depreciation on a reduced salon base and reduced fixed asset impairment charges.

Interest Expense

Interest expense decreased $0.2 and $0.4 million for the three and six months ended December 31, 2016, respectively, primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

Interest expense decreased $0.1 and $0.8 million for the three and six months ended December 31, 2015, respectively. The decrease during the six months ended December 31, 2015 was due to the settlement of the $172.5 million convertible senior notes in July 2014.

Interest Income and Other, net

The $0.5 and $0.1 million increases in interest income and other, net during the three and six months ended December 31, 2016, respectively, were primarily due to an insurance recovery and gift card breakage. For the six months ended December 31, 2016, these increases were partially offset due to lapping prior year gains on salon assets sold.

Interest income and other, net during the three months ended December 31, 2015 was flat to the comparable prior period. The $1.0 million increase in interest income and other, net during the six months ended December 31, 2015 was primarily due to lapping a prior year foreign currency loss and gain on salon assets sold.

Income Taxes

During the three and six months ended December 31, 2016, the Company recognized tax expense of $0.7 and $3.5 million, respectively, with corresponding effective tax rates of (47.9)% and 76.5%. During the three and six months ended December 31, 2015, the Company recognized tax benefits of $4.2 and $1.4 million, respectively, with corresponding effective tax rates of 98.6% and 99.2%.

The recorded tax provision and effective tax rates for the three and six months ended December 31, 2016 and 2015 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. Income tax expense for the three and six months ended December 31, 2016 included non-cash expense of $1.3 and $3.3 million, respectively, related to this matter. This non-cash tax expense will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.8 million of expense for the fiscal year ending June 30, 2017.

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

As of December 31, 2016, cash and cash equivalents were $155.6 million, with $140.8, $8.1 and $6.7 million within the United States, Canada, and Europe, respectively.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2016, cash provided by operating activities of $27.6 million increased by $15.0 million compared to the prior comparable period, primarily due to lapping higher inventory purchases in the prior year.

During the six months ended December 31, 2015, cash provided by operating activities of $12.6 million decreased by $25.6 million compared to the prior comparable period, due to higher inventory purchases to support increases in retail sales and enhanced incentive payouts in the current year.

Cash Flows from Investing Activities

During the six months ended December 31, 2016, cash used in investing activities of $17.3 million was primarily for capital expenditures of $18.4 million, partly offset by a change in restricted cash of $0.7 million and cash proceeds from sale of salon assets of $0.3 million.

During the six months ended December 31, 2015, cash used in investing activities of $15.4 million was primarily for capital expenditures of $15.7 million and a change in restricted cash of $0.9 million, partly offset by cash proceeds from sale of salon assets of $1.2 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2016, cash used in financing activities of $1.1 million was for employee taxes paid for shares withheld. During the six months ended December 31, 2015, cash used in financing activities of $78.4 million was for repurchases of common stock of $77.0 million, the purchase of an additional 24% ownership interest in Roosters MGC International LLC for $0.7 million and employee taxes paid for shares withheld of $0.7 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (1)
December 31, 2016	19.2%	10
June 30, 2016	19.1%	300
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 10 basis point increase in the debt to capitalization ratio as of December 31, 2016 as compared to June 30, 2016 was primarily due to foreign currency translation adjustments during the six months ended December 31, 2016.

The basis point increase in the debt to capitalization ratio as of June 30, 2016 compared to June 30, 2015 was primarily due to the repurchase of 7.6 million shares of common stock for $101.0 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2016, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. At December 31, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to evolve and execute our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; our ability to sell company-owned salons to franchisees; performance of our franchisees; changes in regulatory and statutory laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; changes in tax exposure; the effect of changes to healthcare laws; reliance on management information systems; financial performance of Empire Education Group; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Management, with the participation of the CEO and Interim CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2016. The following is not an exclusive list of all risks the Company faces. You should consider the other risks and uncertainties discussed under Part I, Item 1A, Risk Factors within the Company’s 2016 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.

An inability to evolve and execute our strategy over time and build on foundational initiatives we've implemented could adversely impact our same-store sales and operating results.

Our success in our company-owned salons depends, in part, on our ability to improve sales, as well as both cost of service and product and operating margins. Same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, staffing and retention of stylists and salon leaders, fashion trends, competition, current economic conditions, product assortment, marketing programs and weather conditions. These factors may cause our same-store sales to differ materially from prior periods and from our expectations.

In addition, we announced plans in fall 2016 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. This process will take time to execute and we may not be able to effectively do so. Furthermore, it may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results.

Finally, the unexpected loss of any of our executive leadership team members could adversely affect the momentum we have achieved in executing on our business strategies and could adversely affect our business.

We may be unable to accelerate the sale of certain company-owned salons to franchisees, or those sales may not improve our operating results.

We intend to accelerate the sale of salons to new and existing franchisees. Success will depend on a number of factors, including our ability to attract qualified franchisees, our current and new franchisees’ risk tolerance to take the risk of a new venture, and their ability to improve results. There is no assurance that we will be able to sell a sufficient number of salons on desirable terms. Moving a salon from company-owned to franchise-owned is expected to reduce our consolidated revenues, increase our royalty revenue and decrease our operating costs, however, the actual benefit from a sale is uncertain and may not be sufficient to offset the loss of revenues.

Specifically, in January 2017, we began offering SmartStyle franchises for the first time, including the sale of certain SmartStyle locations to new and existing franchisees. While we have sold a limited number of salons to franchisees in the past, franchising the SmartStyle brand is new and unforeseen operational difficulties or lack of market appetite could adversely affect this effort.

In addition, challenges in supporting our expanding franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support and manage our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.

Our continued success depends in part on the success of our franchisees, who operate independently.

As of June 30, 2016, approximately 26% of our salons were franchised locations. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon our ability to attract and retain qualified franchisees and the operational and financial success of our franchisees in executing our concepts. As we increase our focus on our franchise business, our dependence on our franchisees grows.

We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed and our financial results could be affected.

In addition, our franchisees are subject to the same general economic risks as our Company, and their results are similarly influenced by competition for guests and stylists, market trends, and disruptions in their markets due to severe weather and other external events. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially since many of them are small businesses with much more limited access to financing than our Company, or by the limited supply of favorable real estate for new salon locations. They may experience financial distress as a result of over-leveraging, which could negatively affect our operating results as a result of delayed payments to us. The bankruptcy of a franchisee could also expose us to liability under leases, which are generally sub-leased by us to our franchisees.

A deterioration in the financial results of our franchisees, or a failure of our franchisees to renew their franchise agreements, could adversely affect our operating results through decreased royalty payments, fees and product revenues.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2016, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. At December 31, 2016, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2016.

Item 6.  Exhibits

Exhibit 10
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 3, 2017	By:	/s/ Michael C. Pomeroy
Michael C. Pomeroy
Interim Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: February 3, 2017	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)