Form 10-Q
period 2017-03-31
REGIS CORP
filed 2017-05-04
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to be submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2017:

Common Stock, $.05 par value	46,308,537
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	March 31, 2017 (Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$168,689	$147,346
Receivables, net	22,893	24,691
Inventories	127,307	134,212
Other current assets	48,402	51,765
Total current assets	367,291	358,014

Property and equipment, net	155,689	183,321
Goodwill	416,140	417,393
Other intangibles, net	14,027	15,185
Other assets	62,182	62,019

Total assets	$1,015,329	$1,035,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,171	$59,884
Accrued expenses	130,050	135,431
Total current liabilities	183,221	195,315

Long-term debt, net	120,351	119,606
Other noncurrent liabilities	206,228	201,610
Total liabilities	509,800	516,531
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,305,679 and 46,154,410 common shares at March 31, 2017 and June 30, 2016, respectively	2,315	2,308
Additional paid-in capital	215,610	207,475
Accumulated other comprehensive income	456	5,068
Retained earnings	287,148	304,550

Total shareholders’ equity	505,529	519,401

Total liabilities and shareholders’ equity	$1,015,329	$1,035,932

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2017 and 2016
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Service	$319,470	$344,063	$978,222	$1,034,751
Product	81,497	86,722	254,395	272,977
Royalties and fees	11,636	11,780	35,071	35,434
	412,603	442,565	1,267,688	1,343,162
Operating expenses:
Cost of service	207,816	217,046	626,690	651,486
Cost of product	40,693	43,000	127,902	136,420
Site operating expenses	40,339	42,912	126,981	138,145
General and administrative	49,783	42,606	130,780	134,554
Rent	69,758	74,388	212,278	223,666
Depreciation and amortization	16,998	16,992	48,973	51,877
Total operating expenses	425,387	436,944	1,273,604	1,336,148

Operating (loss) income	(12,784)	5,621	(5,916)	7,014

Other (expense) income:
Interest expense	(2,156)	(2,405)	(6,526)	(7,141)
Interest income and other, net	393	1,017	2,416	2,958

(Loss) income before income taxes and equity in loss of affiliated companies	(14,547)	4,233	(10,026)	2,831

Income tax expense	(3,858)	(6,317)	(7,317)	(4,926)
Equity in loss of affiliated companies, net of income taxes	(50)	—	(50)	(14,783)

Net loss	$(18,455)	$(2,084)	$(17,393)	$(16,878)

Net loss per share:
Basic and diluted	$(0.40)	$(0.04)	$(0.38)	$(0.34)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,360	46,991	46,304	49,287

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Nine Months Ended March 31, 2017 and 2016
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(18,455)	$(2,084)	$(17,393)	$(16,878)
Other comprehensive income (loss):
Foreign currency translation adjustments	248	1,806	(4,590)	(4,801)
Recognition of deferred compensation	(22)	—	(22)	—
Other comprehensive income (loss)	226	1,806	(4,612)	(4,801)
Comprehensive loss	$(18,229)	$(278)	$(22,005)	$(21,679)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2017 and 2016
(Dollars in thousands)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,393)	$(16,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,351	44,261
Equity in loss of affiliated companies	50	14,783
Deferred income taxes	6,419	3,607
Gain from sale of salon assets, net	(53)	(827)
Salon asset impairments	7,622	7,616
Stock-based compensation	9,498	7,492
Amortization of debt discount and financing costs	1,054	1,249
Other non-cash items affecting earnings	150	195
Changes in operating assets and liabilities, excluding the effects of asset sales	(1,884)	(21,908)
Net cash provided by operating activities	46,814	39,590

Cash flows from investing activities:
Capital expenditures	(25,420)	(22,689)
Proceeds from sale of assets	594	1,472
Change in restricted cash	999	6,985
Proceeds from company-owned life insurance policies	876	2,948
Net cash used in investing activities	(22,951)	(11,284)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(2)
Repurchase of common stock	—	(97,033)
Purchase of noncontrolling interest	—	(684)
Employee taxes paid for shares withheld	(1,228)	(698)
Settlement of equity awards	(440)	—
Net cash used in financing activities	(1,668)	(98,417)

Effect of exchange rate changes on cash and cash equivalents	(852)	(1,037)

Increase (decrease) in cash and cash equivalents	21,343	(71,148)

Cash and cash equivalents:
Beginning of period	147,346	212,279
End of period	$168,689	$141,131

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2017 and its consolidated results of operations, comprehensive loss and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and nine months ended March 31, 2017, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs). All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

	For the Periods Ended March 31, 2017
	Three Months	Nine Months
Restricted stock units	—	427,217
Performance-based restricted stock units (1)	—	393,045
_____________________________

(1)	Includes 66,082 incremental PSUs earned in connection with the achievement of fiscal year 2016 performance metrics.

Total compensation cost for stock-based payment arrangements totaled $5.1 and $2.5 million for the three months ended March 31, 2017 and 2016, respectively, and $9.5 and $7.5 million for the nine months ended March 31, 2017 and 2016, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. Total compensation cost for stock-based payment arrangements for the three and nine months ended March 31, 2017 includes $2.6 million related to the termination of former executive officers. In connection with the termination of a former executive officer, the Company settled certain PSUs for cash of $0.4 million during the three and nine months ended March 31, 2017.

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

A summary of long-lived asset impairment charges follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
North American Value	$2,939	$1,807	$6,216	$6,015
North American Premium	267	761	1,149	1,513
International	30	7	257	88
Total	$3,236	$2,575	$7,622	$7,616
Recent Accounting Standards Adopted by the Company:

Stock Compensation

In March 2016, the FASB issued updated guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The Company early adopted this guidance in the first quarter of fiscal year 2017, applying it retrospectively. The Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2016 reflects the reclassification of employee taxes paid for shares withheld of $0.7 million from operating to financing activities, in accordance with this new guidance. The other provisions of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements but expects this adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company expects to adopt this guidance in fiscal year 2019 using the modified retrospective method of adoption. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the timing of recognition for gift card breakage, although it is not expected to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on related disclosures.

Goodwill Impairment

In January 2017, the FASB issued updated guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted.

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

Restricted Cash

In November 2016, the FASB issued updated cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash will no longer be presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company's consolidated statement of cash flows.

Statement of Cash Flows

In August 2016, the FASB issued updated cash flow guidance clarifying cash flow classification and presentation for certain items. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated statement of cash flows.

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of March 31, 2017, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.

While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below summarizes losses recorded by the Company related to EEG:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Equity losses	$—	$—	$—	$(1,832)
Other than temporary impairment	—	—	—	(12,954)
Total losses related to EEG	$—	$—	$—	$(14,786)

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
(Unaudited)	(Dollars in thousands)
Gross revenues	$32,660	$31,573	$93,715	$101,237
Gross profit	10,287	2,851	27,429	18,257
Operating income (loss)	554	(3,288)	336	(6,578)
Net income (loss)	425	(2,784)	(48)	(6,142)

3.	EARNINGS PER SHARE:

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

For the three months ended March 31, 2017 and 2016, 492,524 and 587,992, respectively, and for the nine months ended March 31, 2017 and 2016, 547,171 and 497,715, respectively, of common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,239,467 and 2,075,264 of stock-based awards during the three months ended March 31, 2017 and 2016, respectively, and 2,317,889 and 2,166,338 of stock-based awards during the nine months ended March 31, 2017 and 2016, respectively, as they were not dilutive under the treasury stock method.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $8.1 million increase in additional paid-in capital during the nine months ended March 31, 2017 was primarily due to $9.1 million of stock-based compensation, partly offset by other stock-based compensation activity of $1.0 million.

5.	INCOME TAXES:

During the three and nine months ended March 31, 2017, the Company recognized tax expense of $3.9 and $7.3 million, respectively, with corresponding effective tax rates of (26.5)% and (73.0)%. During the three and nine months ended March 31, 2016, the Company recognized tax expense of $6.3 and $4.9 million, respectively, with corresponding effective tax rates of 149.2% and 174.0%.

The recorded tax provision and effective tax rates for the three and nine months ended March 31, 2017 and 2016 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. This non-cash impact will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.7 million of expense for the fiscal year ending June 30, 2017.

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

7.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	March 31, 2017			June 30, 2016
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$669,801	$(253,661)	$416,140	$671,054	$(253,661)	$417,393
____________________________
(1)    The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     See Note 10 to the unaudited Condensed Consolidated Financial Statements.

(3)	The change in the gross carrying value of goodwill is impacted by foreign currency.

The table below presents other intangible assets:

	March 31, 2017			June 30, 2016
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,058	$(3,887)	$4,171	$8,206	$(3,746)	$4,460
Franchise agreements	9,683	(7,243)	2,440	9,853	(7,116)	2,737
Lease intangibles	14,463	(9,149)	5,314	14,535	(8,649)	5,886
Other	5,546	(3,444)	2,102	5,748	(3,646)	2,102
	$37,750	$(23,723)	$14,027	$38,342	$(23,157)	$15,185
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts Outstanding
	Maturity Dates	Interest Rate	March 31, 2017	June 30, 2016
	(fiscal year)		(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	$120,351	$119,606
Revolving credit facility	2018	—	—	—
			$120,351	$119,606

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

The following table contains details related to the Company's Senior Term Notes:

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(2,002)	(2,565)
Unamortized debt issuance costs	(647)	(829)
Senior Term Notes, net	$120,351	$119,606

Revolving Credit Facility

As of March 31, 2017 and June 30, 2016, the Company had no outstanding borrowings under this $200 million facility. The Company had outstanding standby letters of credit under the facility of $1.5 and $1.6 million at March 31, 2017 and June 30, 2016, respectively, primarily related to the Company's self-insurance program, therefore, unused available credit under the facility at March 31, 2017 and June 30, 2016 was $198.5 and $198.4 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2017 and June 30, 2016, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of March 31, 2017, the estimated fair value of the Company's debt was $125.4 million and the carrying value was $123.0 million, excluding the $2.0 million unamortized debt discount and $0.6 million unamortized debt issuance costs. As of June 30, 2016, the estimated fair value of the Company's debt approximated its carrying value. The estimated fair value of the Company's debt is based on Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Long-lived assets (1)	$(3,236)	$(2,575)	$(7,622)	$(7,616)
Investment in EEG (2)	—	—	—	(12,954)
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

(2)	See Note 2 to the unaudited Condensed Consolidated Financial Statements.

10.    SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of March 31, 2017, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,601	2,550	8,151
North American Premium	573	—	573
International	301	11	312
Total	6,475	2,561	9,036

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues:
North American Value	$335,173	$347,976	$1,017,385	$1,046,198
North American Premium	57,150	69,451	184,741	215,628
International	20,280	25,138	65,562	81,336
	$412,603	$442,565	$1,267,688	$1,343,162
Depreciation and amortization expense:
North American Value	$12,251	$11,268	$33,994	$35,486
North American Premium	1,945	2,457	6,106	6,694
International	510	551	1,803	2,013
Total segment depreciation and amortization expense	14,706	14,276	41,903	44,193
Unallocated Corporate	2,292	2,716	7,070	7,684
	$16,998	$16,992	$48,973	$51,877
Operating income (loss):
North American Value	$25,636	$35,706	$85,047	$94,316
North American Premium	(6,269)	(4,580)	(14,173)	(10,903)
International	(917)	(629)	(1,651)	(1,130)
Total segment operating income	18,450	30,497	69,223	82,283
Unallocated Corporate	(31,234)	(24,876)	(75,139)	(75,269)
Operating (loss) income	(12,784)	5,621	(5,916)	7,014
Interest expense	(2,156)	(2,405)	(6,526)	(7,141)
Interest income and other, net	393	1,017	2,416	2,958
(Loss) income before income taxes and equity in loss of affiliated companies	$(14,547)	$4,233	$(10,026)	$2,831

11.    SUBSEQUENT EVENTS:

On April 17, 2017, the Company announced Hugh E. Sawyer was appointed as President and Chief Executive Officer and a member of the Company's Board of Directors, replacing Daniel J. Hanrahan, effective April 17, 2017. In connection with this appointment, the Company granted Mr. Sawyer 89,686 restricted stock units subject to the satisfaction of performance goals related to the Company's stock price and 1,000,000 equity-based stock appreciation rights.

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. Our long-term mission is to create guests for life. To successfully achieve our mission and build a winning organization, we must help our stylists have successful and satisfying careers, which will drive great guest experiences and in turn, support our mission to retain guests for life. We are investing in a number of areas focused on providing a superior guest experience and programming to help our stylists have successful careers, including investments in people, training and technology.

As of March 31, 2017, we owned, franchised or held ownership interests in 9,217 worldwide locations. Our locations consisted of 9,036 system-wide North American and International salons, and 181 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market in both the value and premium sectors. As of March 31, 2017, we had approximately 44,000 corporate employees worldwide.

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

	For the Periods Ended March 31,
	Three Months						Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$319.5	$344.1	77.4%	77.7%	(30)	20	$978.2	$1,034.8	77.1%	77.1%	—	(50)
Product revenues	81.5	86.7	19.8	19.6	20	(50)	254.4	273.0	20.1	20.3	(20)	30
Franchise royalties and fees	11.6	11.8	2.8	2.7	10	30	35.1	35.4	2.8	2.6	20	20

Cost of service (2)	207.8	217.0	65.1	63.1	200	150	626.7	651.5	64.1	63.0	110	120
Cost of product (2)	40.7	43.0	49.9	49.6	30	10	127.9	136.4	50.3	50.0	30	(60)
Site operating expenses	40.3	42.9	9.8	9.7	10	(70)	127.0	138.1	10.0	10.3	(30)	(20)
General and administrative	49.8	42.6	12.1	9.6	250	(10)	130.8	134.6	10.3	10.0	30	10
Rent	69.8	74.4	16.9	16.8	10	—	212.3	223.7	16.7	16.7	—	(10)
Depreciation and amortization	17.0	17.0	4.1	3.8	30	(40)	49.0	51.9	3.9	3.9	—	(50)

Interest expense	2.2	2.4	0.5	0.5	—	—	6.5	7.1	0.5	0.5	—	(10)
Interest income and other, net	0.4	1.0	0.1	0.2	(10)	10	2.4	3.0	0.2	0.2	—	10

Income taxes (3)	(3.9)	(6.3)	(26.5)	149.2	N/A	N/A	(7.3)	(4.9)	(73.0)	174.0	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	0.1	—	—	—	—	(10)	0.1	14.8	—	1.1	(110)	20
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
North American Value salons:
SmartStyle	$132,007	$132,671	$391,832	$392,195
Supercuts	83,200	85,562	253,794	257,304
MasterCuts	22,677	26,441	72,689	81,453
Other Value	97,289	103,302	299,070	315,246
Total North American Value salons	335,173	347,976	1,017,385	1,046,198
North American Premium salons	57,150	69,451	184,741	215,628
International salons	20,280	25,138	65,562	81,336
Consolidated revenues	$412,603	$442,565	$1,267,688	$1,343,162
Percent change from prior year	(6.8)%	(2.5)%	(5.6)%	(2.3)%
Salon same-store sales (decrease) increase (1)	(2.9)%	(0.4)%	(2.5)%	0.8%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2017	2016	2017	2016
Same-store sales	(2.9)%	(0.4)%	(2.5)%	0.8%
Closed salons	(3.9)	(2.7)	(3.1)	(2.8)
New stores and conversions	0.4	0.5	0.4	0.6
Foreign currency	(0.6)	(0.7)	(0.8)	(1.3)
Other	0.2	0.8	0.4	0.4
	(6.8)%	(2.5)%	(5.6)%	(2.3)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
SmartStyle	(1.5)%	1.7%	(1.2)%	4.0%
Supercuts	(1.0)	2.9	(0.4)	2.7
MasterCuts	(3.9)	(5.6)	(4.5)	(3.8)
Other Value	(2.5)	0.5	(2.1)	0.4
North American Value same-store sales	(1.9)	1.0	(1.6)	1.9
North American Premium same-store sales	(7.0)	(6.2)	(6.4)	(3.4)
International same-store sales	(8.6)	(2.2)	(5.9)	(1.6)
Consolidated same-store sales	(2.9)%	(0.4)%	(2.5)%	0.8%

The same-store sales decreases of 2.9% and 2.5% during the three and nine months ended March 31, 2017, respectively, were due to decreases of 5.7% and 5.8%, respectively, in same-store guest visits, partly offset by increases of 2.8% and 3.3%, respectively, in average ticket price. The shift of Easter from March 2016 to April 2017 negatively impacted same-store sales by approximately 50 basis points during the three months ended March 31, 2017. The Company constructed (net of relocations) and closed 56 and 402 company-owned salons, respectively, during the twelve months ended March 31, 2017 and sold (net of buybacks) 35 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes). Foreign currency translation also negatively impacted revenues.

The same-store sales (decrease) increase of (0.4)% and 0.8% during the three and nine months ended March 31, 2016, respectively, were due to decreases of 3.0% and 2.1%, respectively, in same-store guest visits and increases of 2.6% and 2.9%, respectively, in average ticket price. The shift of Easter from April 2015 to March 2016 positively impacted same-store sales by approximately 40 basis points during the three months ended March 31, 2016. The Company constructed (net of relocations) and closed 74 and 220 company-owned salons, respectively, during the twelve months ended March 31, 2016 and sold (net of buybacks) 77 company-owned salons to franchisees during the same period (2016 Net Salon Count Changes). Foreign currency translation also negatively impacted revenues.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $24.6 and $56.5 million in service revenues during the three and nine months ended March 31, 2017, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store service sales decreases of 2.9% and 2.2%, respectively, and foreign currency fluctuations, among other factors. Decreases in same-store service sales were primarily the result of 5.5% and 5.5% decreases in same-store guest visits, respectively, partly offset by 2.6% and 3.3% increases in average ticket price, respectively, during the three and nine months ended March 31, 2017.

Decreases of $8.0 and $32.3 million in service revenues during the three and nine months ended March 31, 2016, respectively, were primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by same-store service sales increases of 0.3% and 0.5%, respectively, among other factors. Increases in same-store service sales were primarily the result of 2.9% and 2.4% increases in average ticket price, respectively, due to mix of service and pricing, partly offset by 2.6% and 1.9% decreases in same-store guest visits, respectively, during the three and nine months ended March 31, 2016.

Product Revenues

Decreases of $5.2 and $18.6 million in product revenues during the three and nine months ended March 31, 2017, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store product sales decreases of 3.0% and 4.0%, respectively, and foreign currency fluctuations. The decrease in same-store product sales was primarily the result of decreases in same-store transactions of 5.3% and 5.3%, respectively, partly offset by increases in average ticket price of 2.3% and 1.3% during the three and nine months ended March 31, 2017, respectively.

Decreases of $4.4 and $1.6 million in product revenues during the three and nine months ended March 31, 2016, respectively, were due to same-store product sales (decreases) increases of (3.5)% and 2.0%, respectively, 2016 Net Salon Count Changes and foreign currency fluctuations. The same-store product sales results were primarily due to decreases in average ticket price of 4.5% and 1.0% and increases in same-store transactions of 1.0% and 3.0%, respectively, during the three and nine months ended March 31, 2016, respectively.

Royalties and Fees

Total franchised locations open at March 31, 2017 were 2,561 as compared to 2,454 at March 31, 2016. The decrease of $0.1 million in royalties and fees for the three months ended March 31, 2017 was primarily due to higher level of franchise termination fees in the prior year quarter and lower initial franchise fees. While the number of new salons opened in the quarter was flat to last year, the mix of franchisees opening salons in the quarter shifted to existing franchisees, who pay lower fees for opening additional salons. The $0.4 million decrease in royalties and fees for the nine months ended March 31, 2017 compared to the prior year period was primarily due to a lower level of initial franchise fees due to the timing of salon openings and higher franchise termination fees in the prior year. These decreases were partly offset by the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at March 31, 2016 were 2,454 as compared to 2,273 at March 31, 2015. Increases of $1.0 and $2.7 million in royalties and fees for the three and nine months ended March 31, 2016, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 200 and 110 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2017, respectively, were primarily the result of lower stylist productivity, state minimum wage increases and a non-recurring rebate in the prior year, partly offset by lower incentives expense.

The 150 and 120 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2016, respectively, were primarily the result of higher health insurance costs, state minimum wage increases, decreased stylist productivity, increased incentives expense and increased holiday pay due to the timing of Easter Sunday.

Cost of Product

The 30 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2017 were primarily due to inventory write-offs associated with salon closures.

The 10 basis point increase in cost of product as a percent of product revenues during the three months ended March 31, 2016, was primarily due to higher promotional activity, partly offset by improved salon-level inventory management. The 60 basis point decrease in cost of product as a percent of product revenues during the nine months ended March 31, 2016 was primarily due to improved salon-level inventory management and mix impacts associated with the closure of unprofitable salons and prior year commissions.

Site Operating Expenses

Site operating expenses decreased by $2.6 and $11.2 million during the three and nine months ended March 31, 2017, respectively, primarily due to a net reduction in salon counts, partly offset by a favorable self-insurance reserve adjustment in the prior year. The decrease during the nine months ended March 31, 2017 was also due to cost savings associated with workers' compensation and salon telecom costs.

Site operating expenses decreased by $4.2 and $5.9 million during the three and nine months ended March 31, 2016, respectively, primarily due to a net reduction in salon counts, lower self-insurance costs, cost savings associated with telephone and utilities, certain higher costs in the prior year and foreign currency. The decrease during the nine months ended March 31, 2016 was also a result of timing of marketing expenses.

General and Administrative (G&A)

The G&A increase of $7.2 million during the three months ended March 31, 2017 was primarily driven by severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements, higher professional fees and planned strategic investments in Technical Education, partly offset by lower incentive compensation. The $3.8 million G&A decrease during the nine months ended March 31, 2017 was primarily driven by lower incentive compensation and cost savings, partly offset by severance related to the termination of former executive officers, expense associated with legal settlements, higher professional fees and planned strategic investments in Technical Education.

G&A decreased $1.5 and $1.4 million during the three and nine months ended March 31, 2016, respectively. The decreases in G&A were primarily driven by certain higher costs in the prior year quarter, a gain on life insurance proceeds, cost savings and foreign currency, partly offset by planned strategic investments in Technical Education and higher legal fees. The decrease in G&A during the nine months ended March 31, 2016 was also partly offset by timing of incentive expenses and senior term note modification fees.

Rent

Rent expense decreased $4.6 and $11.4 million during the three and nine months ended March 31, 2017, respectively, due to a net reduction in salon counts and foreign currency fluctuations, partly offset by rent inflation. The decrease during the nine months ended March 31, 2017 was also partly offset by lease termination fees.

Rent expense decreased $2.0 and $7.3 million during the three and nine months ended March 31, 2016, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation and lease termination fees.

Depreciation and Amortization (D&A)

D&A during the three months ended March 31, 2017 was flat to the comparable prior period, primarily due to lower depreciation on a reduced salon base offset by higher fixed asset impairment charges. The $2.9 million decrease in D&A during the nine months ended March 31, 2017 was primarily due to lower depreciation on a reduced salon base.

The decreases of $2.1 and $8.9 million in D&A during the three and nine months ended March 31, 2016, respectively, were primarily due to lower depreciation on a reduced salon base. The decrease in D&A during the nine months ended March 31, 2016 was also due to reduced salon asset impairments in the North American Value and Premium segments.

Interest Expense

Interest expense decreased $0.2 and $0.6 million for the three and nine months ended March 31, 2017, respectively, primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

Interest expense increased (decreased) $0.1 and $(0.7) million for the three and nine months ended March 31, 2016. The decrease during the nine months ended March 31, 2016 was due to the settlement of the $172.5 million convertible senior notes in July 2014.

Interest Income and Other, net

The $0.6 and $0.5 million decreases in interest income and other, net during the three and nine months ended March 31, 2017, respectively, were primarily due to prior year gains on salon assets sold in the prior year. The decrease during the three months ended March 31, 2017 was also due to lower foreign currency gains.

The $0.6 and $1.7 million increases in interest income and other, net during the three and nine months ended March 31, 2016 were both primarily due to a prior year foreign currency loss and gain on salon assets sold.

Income Taxes

During the three and nine months ended March 31, 2017, the Company recognized tax expense of $3.9 and $7.3 million, respectively, with corresponding effective tax rates of (26.5)% and (73.0)%. During the three and nine months ended March 31, 2016, the Company recognized tax expense of $6.3 and $4.9 million, respectively, with corresponding effective tax rates of 149.2% and 174.0%.

The recorded tax provision and effective tax rates for the three and nine months ended March 31, 2017 and 2016 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. Income tax expense for the three and nine months ended March 31, 2017 included non-cash expense of $3.1 and $6.4 million, respectively, related to this matter. This non-cash tax expense will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.7 million of expense for the fiscal year ending June 30, 2017.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in Loss of Affiliated Companies, Net of Income Taxes

The equity in loss of affiliated companies of $0.0 and $14.8 million during the three and nine months ended March 31, 2016, respectively, was the result of the Company's share of EEG's net losses during those periods and the Company's other than temporary non-cash impairment charge during the nine months ended March 31, 2016. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of March 31, 2017, cash and cash equivalents were $168.7 million, with $153.5, $8.7 and $6.5 million within the United States, Canada, and Europe, respectively.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2017, cash provided by operating activities of $46.8 million increased by $7.2 million compared to the prior comparable period, primarily due to higher inventory purchases in the prior year.

During the nine months ended March 31, 2016, cash provided by operating activities of $39.6 million decreased by $33.3 million compared to the prior comparable period, due to higher inventory purchases to support increases in retail sales and enhanced incentive payouts in the current year.

Cash Flows from Investing Activities

During the nine months ended March 31, 2017, cash used in investing activities of $23.0 million was primarily for capital expenditures of $25.4 million, partly offset by a change in restricted cash of $1.0 million, cash proceeds from company-owned life insurance policies of $0.9 million and cash proceeds from sale of salon assets of $0.6 million.

During the nine months ended March 31, 2016, cash used in investing activities of $11.3 million was primarily for capital expenditures of $22.7 million, partly offset by a change in restricted cash of $7.0 million, cash proceeds from company-owned life insurance policies of $2.9 million and cash proceeds from the sale of salon assets of $1.5 million.

Cash Flows from Financing Activities

During the nine months ended March 31, 2017, cash used in financing activities of $1.67 million was for employee taxes paid for shares withheld of $1.23 million and settlement of equity awards of $0.44 million. During the nine months ended March 31, 2016, cash used in financing activities of $98.4 million was for repurchases of common stock of $97.0 million, the purchase of an additional 24% ownership interest in Roosters MGC International LLC for $0.7 million and employee taxes paid for shares withheld of $0.7 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (1)
March 31, 2017	19.6%	50
June 30, 2016	19.1%	300
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 50 basis point increase in the debt to capitalization ratio as of March 31, 2017 as compared to June 30, 2016 was primarily due to reductions to shareholders equity resulting from net losses and foreign currency translation adjustments during the nine months ended March 31, 2017.

The basis point increase in the debt to capitalization ratio as of June 30, 2016 compared to June 30, 2015 was primarily due to the repurchase of 7.6 million shares of common stock for $101.0 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. At March 31, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

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

Management, with the participation of the CEO and Interim CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A.  Risk Factors

Except as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 and as set forth below, there have been no material changes to the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2016. The following is not an exclusive list of all risks the Company faces. You should consider the other risks and uncertainties discussed under Part I, Item 1A, Risk Factors within the Company’s 2016 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.

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

We are accelerating the sale of salons to new and existing franchisees. Success will depend on a number of factors, including our ability to attract qualified franchisees, our current and new franchisees’ risk tolerance to take the risk of a new venture, and their ability to improve results. There is no assurance that we will be able to sell a sufficient number of salons on desirable terms. Moving a salon from company-owned to franchise-owned is expected to reduce our consolidated revenues, increase our royalty revenue and decrease our operating costs, however, the actual benefit from a sale is uncertain and may not be sufficient to offset the loss of revenues.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. At March 31, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2017.

Item 6.  Exhibits

Exhibit 10.1	Letter Agreement with Huron Consulting Services LLC for CFO Services, dated January 25, 2017.

Exhibit 10.2	Supplemental Performance-Based Cash Retention Bonus Plan, dated January 2017.

Exhibit 10.3	Changes to Severance Program, dated January 23, 2017.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Interim Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 4, 2017	By:	/s/ Michael C. Pomeroy
Michael C. Pomeroy
Interim Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: May 4, 2017	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)