Form 10-K
period 2017-06-30
REGIS CORP
filed 2017-08-23
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2016, was approximately $511,271,764. The registrant has no non-voting common equity.
As of August 17, 2017, the registrant had 46,407,481 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2017 meeting of shareholders (the "2017 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2017) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2017

PART I

Item 1.    Business
General:
Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2017, the Company-owned, franchised or held ownership interests in 9,008 locations worldwide. The Company's locations consist of 8,919 company-owned and franchised salons and 89 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass marketplace.
The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. Service revenues comprise approximately 80% of total company-owned revenues. The percentage of company-owned service revenues in fiscal year 2017 attributable to haircutting and styling, hair coloring and other services were 74%, 20% and 6%, respectively.
The Company reports its operations in four operating segments: North American Value, North American Franchise, North American Premium and International. See Note 13 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company's North American Value salon operations are comprised of 5,439 company-owned salons operating in the United States (U.S.), Canada, and Puerto Rico. The Company's North American Franchise salon operations are comprised of 2,633 franchised salons operating in the United States, Canada, and Puerto Rico. The Company's North American Premium salon operations are comprised of 559 company-owned salons operating in the U.S., Canada, and Puerto Rico. The Company's International operations are comprised of 275 company-owned salons and 13 franchised salons in the United Kingdom. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry, value and premium. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the value category, offering high quality, convenience, and affordably priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the premium category, offering upscale hair care and beauty services and retail products. The Company's North American Value and North American Franchise businesses are located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall-based locations. During fiscal years 2017 and 2016, the number of guest visits at the Company's company-owned salons approximated 67 and 72 million, respectively.
Financial information about our segments and geographic areas for fiscal years 2017, 2016, and 2015 are included in Note 13 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
In fiscal year 2017, we announced plans to expand the franchise side of our business, through organic growth and by selling certain company-owned salons to franchisees over time. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time, and entered into agreements to sell 233 of our company-owned salons across our brands to new and existing franchisees, of which not all have closed as of June 30, 2017.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from smaller chains of salons such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently owned salons, department store salons located within malls, in-home hair services, booth rentals and blow dry bars.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, to recruit experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality and consistency of the guest experience, convenience, location and price. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.

Strategy:
The Company is focused on maximizing shareholder value. In order to successfully maximize shareholder value we place a balanced approach to our guests, employees and stylists, franchisees and shareholders. Our strategy and priorities are focused on loving our guests and stylists and initiatives to enhance shareholder value. Achieving our strategy requires a disciplined and thoughtful approach to investing and disinvesting in programming. We are focused on accelerating the growth of our franchise business while materially improving the performance of our company-owned salons.

# Key Elements of Our Strategy

Restructure the Portfolio, Focus on the Core
Accelerate Growth of Franchise Business
Open Lines of Communication and Create Urgency
GUESTS
FRANCHISEES
Revitalize Service and the Guest Experience to Build Revenue
Create Alignment Around a Clear Vision
RGS
SHAREHOLDERS
EMPLOYEES
Transform the Business with Technology
Establish Execution as Core Competency
Upgrade Stylist Recruitment, Training and Retention
Eliminate Non-Essential Costs and Reinvest For Growth

Since the appointment of Hugh Sawyer as Chief Executive Officer in April 2017, the Company has executed a 120-day plan and other initiatives to help stabilize performance and establish a platform for longer term revenue and earnings growth in company-owned salons in order to maximize shareholder value. The core components of the 120-day plan are focused on improving upon our performance by better aligning company resources to demand while continuing to provide an exceptional guest experience, simplification of our business to grow revenues and disinvestment of certain programs that do not create value. As part of the 120-day plan, the Company has appointed several new key executives and personnel, including President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, Vice President of Walmart Relations and Vice President Creative. To date, the initial returns on the Company's 120-day plan and other initiatives have been favorable and it is anticipated that these favorable year-over-year returns will continue to build in fiscal year 2018.

In order to continue providing an exceptional guest experience, we are investing in salon technology by launching SmartStyle online same-day check-in, which allows our guests in Walmart locations to find a location near them, view wait times, check-in via our website or mobile app and upgrading our point-of-sale (POS) hardware to facilitate an efficient guest experience within the salons and deploying tablets in corporate-owned salons to open a channel of direct communication with our stylists, including technical education.

To maximize shareholder value, we are focused on simplification, variable labor management, quality revenue growth, and the allocation of our capital to value-maximizing initiatives. Our business historically has been structured geographically. To simplify and better focus our business on our guests, effective August 1, 2017, we re-aligned the existing field leadership team into four distinct field organizations based on our core brands: SmartStyle, Supercuts, Signature Style and Premium | Mall Brands. This will enable our field leaders to focus on specific brands. Additionally, during the fourth quarter of fiscal 2017, we focused on managing variable stylist staffing in our corporate salons to improve financial results and executed a price increase across our company-owned salons to grow revenues.

We continue to evaluate our investments and disinvest in non-value generating programs while investing in other value generating initiatives. As an example, we repurposed certain corporate programs and have invested in our creative digital capabilities to re-position Regis as the leading operator of value brands and technical education. Furthermore, we have launched a national SmartStyle digital advertising campaign to drive traffic to our SmartStyle locations in Walmart Supercenters and leverage our relationship with Walmart. We will continue this evaluation as we make decisions in the business.

As part of this evaluation of investments, the Company announced its review of strategic alternatives for the company-owned mall locations and divested its ownership interest in MyStyle.

At the same time, we are making thoughtful decisions to accelerate the growth of our franchise business, including the promotion of Eric Bakken to President of our Franchise business. This strategic initiative is intended to facilitate an ongoing multi-year transformation of our operating platform that balances our commitment to high-performing company-owned salons while enabling strategic optionality and the ongoing growth of our franchise business.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, differentiating benefits and guest experience elements and comprehensive retail assortments, all drive guest traffic and improve guest retention.
Guest Experience.    Our portfolio of salon concepts enable our guests to select different service scheduling options based upon their preference. We believe that in the value category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering an efficient guest experience. Our mobile app and online check-in for Supercuts and SmartStyle allows us to capitalize on our guests' desire for convenience. We continue to focus on stylist staffing and retention, optimizing schedules and leveraging our POS systems to help us balance variable labor hours with guest traffic and manage guest wait times. In the Premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability.    The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with average service transactions ranging from $18 to $22. In the premium category, our guests expect upscale, full service beauty services at reasonable prices. Average service transactions approximate $49 in this category. Pricing decisions are considered on a salon level basis and established based on local conditions.
Salon Appearance and Atmosphere.    The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet. Our salon repairs and maintenance program is designed to ensure we invest in salon cleanliness and safety, as well as in maintaining the normal operation of our salons. Our annual capital expenditures include funds to refresh the appeal and comfort of our salons.
Retail Assortments.    The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of owned brand products. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Regis designLINE, Paul Mitchell, Biolage, Redken, Sexy Hair Concepts, Nioxin, Kenra, It's a 10, Total Results, and Tigi.
Technology.    Our point of sale (POS) systems have the ability to collect guest and transactional data and enable the Company to invest in guest relationship management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology allows us to monitor guest retention and to survey our guests for feedback on improving the guest experience. Our mobile apps, including the recently launched SmartStyle mobile app, allow guests to view wait times and interact in other ways with salons. We are currently making further investments to improve the speed of our POS technology, improving the overall guest experience.
Marketing.    We are investing in advertising to drive traffic. This includes leveraging advertising and media, guest relationship management programs, digital programs, one-on-one communications and local tactical efforts (e.g., couponing), among other programs.  Traffic driving efforts are targeted vs. a one-size-fits-all approach. Annual advertising and promotional plans are based on seasonality, consumer mindset, competitive positioning and return on investment. We continually reallocate marketing investments into opportunities we believe represent the highest return to our shareholders.
Stylists
Our organization depends on its stylists to help deliver great guest experiences.
Field Leadership. As of August 1, 2017, we reorganized our field leadership by brand. This change will simplify and better focus our business by re-aligning the existing field leaders into four distinct field organizations: SmartStyle, Supercuts, Signature Style, and Premium | Mall Brands. Previously, these field leaders were responsible for a variety of brands, with different business models, services, pay plans and guest expectations. Post-reorganization, each field leader is dedicated to a specific brand. We believe the new structure will further enable our field leadership to focus on quality guest experiences, enable improved salon execution, drive same-store sales traffic growth and simplify our operations.
Development of our field leaders is a high priority because stylists depend on their salons and field leaders for coaching, mentoring and motivation. Our training curriculum serves as the foundation for ongoing leadership development. Role clarity and talent assessments help us identify ways to develop and upgrade field leadership. Execution disciplines are used to drive accountability, execution and business performance. Incentives are designed to align field interests with those of the Company's shareholders by rewarding behaviors focused on revenue and EBITDA growth. This organization structure also provides a clear career path for our people who desire to ascend within the Company.
Technical Education. We place a tremendous amount of importance in ongoing development of our stylists' craft. We intend to be the industry leader in technical training, including the utilization of digital training. Our stylists deliver a superior experience for our guests when they are well trained technically and experientially. We employ technical trainers who provide new hire training for stylists joining the Company from beauty schools and training for all stylists in current beauty care and styling trends. We supplement internal training with targeted vendor training and external trainers who bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the running of a salon and essential elements of guest service training within the context of brand positions.
 Recruiting.     Ensuring that we attract, train and retain our stylists is critical to our success. We compete with all service industries for our stylists; to that end, we continue to enhance our recruiting efforts across all levels within our organization and are focused on showing our stylists a path forward. We cultivate a pipeline of field leaders through succession planning and recruitment venues from within and outside the salon industry. We also leverage beauty school relationships and participate in job fairs and industry events.
Technology.    Our POS systems and salon workstations throughout North America enable communication with salons and stylists, delivery of online and digital training to stylists, salon level analytics on guest retention, wait times, stylist productivity, and salon performance. We are currently making further investments in our POS hardware and salon technology to improve the speed of our systems allowing for stylists to be more productive and improve overall guest and stylist satisfaction. We are also deploying tablets to salons to enhance the channel of communication with our stylists and enable digital training.
Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that loving our guests and stylists mandates a service-oriented, guest and stylist-focused mentality in supporting our field organization.
Organization.    Salon Support and our associated priorities are aligned to our field organization to enhance the effectiveness and efficiency of the service we provide and optimize the guest experience.
Simplification.   Our ongoing simplification efforts focus on improving the way we plan and execute across our portfolio of brands. Every program, communication, and report that reduces time in front of our guests is being assessed for simplification or elimination. Simplifying processes and procedures around scheduling, inventory management, day-to-day salon execution, communication and reporting improve salon service. Our organization also remains focused on identifying and driving cost savings and profit enhancing initiatives that do not harm the guest experience.

Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the mass market. A description of the Company's salon concepts are listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are located exclusively in Walmart Supercenters. SmartStyle has primarily a walk-in guest base with value pricing. Service revenues represent approximately 69% of total company-owned SmartStyle revenues. Additionally, the Company has 62 franchised SmartStyle and 114 franchised Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. Service revenues represent approximately 91% of total company-owned Supercuts revenues. Additionally, the Company has 1,687 franchised Supercuts locations throughout North America.
MasterCuts.    MasterCuts salons are a full service, mall-based salon group which focuses on the walk-in consumer who demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices, and time saving services for the entire family. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Service revenues comprise approximately 83% of the concept's total revenues.
Signature Style.   Signature Style salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as hair care products. Service revenues represent approximately 89% of total company-owned Signature Style salons revenues. Additionally, the Company has 770 franchised locations of Signature Style salons.
Regis Salons.    Regis Salons are primarily mall-based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. At Regis Salons both appointments and walk-in guests are common. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Service revenues represent approximately 83% of the concept's total revenues. Regis Salons compete in their existing markets primarily by providing high quality services. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon salons and academies, Hair by Stewarts, Hair Excitement, and Renee Beauty.
International Salons.    International salons are comprised of company-owned salons and academies operating in the United Kingdom and Germany primarily under the Supercuts, Regis, and Sassoon concepts. These salons offer similar levels of service as our North American salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. Service revenues comprise approximately 77% of total company-owned international locations. Additionally, the Company has 13 franchised locations of International salons.
The tables on the following pages set forth the number of system-wide locations (company-owned and franchised) and activity within the various salon concepts.

System-wide location counts

	June 30,
	2017	2016	2015
Company-owned salons:
SmartStyle in Walmart stores	2,652	2,683	2,639
Supercuts	980	1,053	1,092
MasterCuts	339	430	466
Signature Style	1,468	1,604	1,711
Regis	559	694	761
Total North American salons(1)	5,998	6,464	6,669
Total International salons(2)	275	328	356
Total, Company-owned salons	6,273	6,792	7,025
Franchised salons:
SmartStyle in Walmart stores(3)	62	11	11
Cost Cutters in Walmart stores	114	114	116
Supercuts	1,687	1,579	1,393
Signature Style	770	792	804
Total North American salons	2,633	2,496	2,324
Total International salons(2)	13	—	—
Total, Franchised salons	2,646	2,496	2,324
Ownership interest locations:
Equity ownership interest locations	89	195	207
Grand Total, System-wide	9,008	9,483	9,556

Constructed Locations (net relocations)

	Fiscal Years
	2017	2016	2015
Company-owned salons:
SmartStyle in Walmart stores	37	51	68
Supercuts	2	5	7
MasterCuts	—	—	—
Signature Style	—	1	1
Regis	—	—	—
Total North American salons(1)	39	57	76
Total International salons(2)	2	9	15
Total, Company-owned salons	41	66	91
Franchised salons:
SmartStyle in Walmart stores(3)	—	—	1
Cost Cutters in Walmart stores	—	—	—
Supercuts	111	146	126
Signature Style	27	24	13
Total North American salons(1)	138	170	140
Total International salons(2)	8	—	—
Total, Franchised salons	146	170	140

Closed Locations

	Fiscal Years
	2017	2016	2015
Company-owned salons:
SmartStyle in Walmart stores	(11)	(7)	(3)
Supercuts	(51)	(17)	(36)
MasterCuts	(91)	(36)	(39)
Signature Style	(123)	(77)	(114)
Regis	(135)	(67)	(55)
Total North American salons(1)	(411)	(204)	(247)
Total International salons(2)	(50)	(37)	(19)
Total, Company-owned salons	(461)	(241)	(266)
Franchised salons:
SmartStyle in Walmart stores(3)	(1)	—	—
Cost Cutters in Walmart stores	(5)	(2)	—
Supercuts	(44)	(22)	(22)
Signature Style	(43)	(32)	(50)
Total North American salons(1)	(93)	(56)	(72)
Total International salons(2)	—	—	—
Total, Franchised salons	(93)	(56)	(72)
Conversions (including net franchisee transactions)(4)

	Fiscal Years
	2017	2016	2015
Company-owned salons:
SmartStyle in Walmart stores	(57)	—	—
Supercuts	(24)	(27)	(55)
MasterCuts	—	—	—
Signature Style	(13)	(31)	(22)
Regis	—	—	—
Total North American salons(1)	(94)	(58)	(77)
Total International salons(2)	(5)	—	—
Total, Company-owned salons(5)	(99)	(58)	(77)
Franchised salons:
SmartStyle in Walmart stores(3)	52	—	—
Cost Cutters in Walmart stores	5	—	—
Supercuts	41	62	76
Signature Style	(6)	(4)	1
Total North American salons(1)	92	58	77
Total International salons(2)	5	—	—
Total, Franchised salons(5)	97	58	77
_______________________________________________________________________________

(1)
The North American Value operating segment is comprised primarily of the SmartStyle, Supercuts, MasterCuts and Signature Style salon brands. The North American Premium operating segment is comprised primarily of the Regis salon brands.

(2)	Canadian and Puerto Rican salons are included in the North American salon totals.

(3)	Franchised SmartStyle salons in Walmart stores includes salons originally opened as Magicuts locations in Canadian Walmart stores that were rebranded to SmartStyle.

(4)
During fiscal years 2017, 2016, and 2015, the Company acquired one, one, and zero salon locations, respectively, from franchisees. During fiscal years 2017, 2016, and 2015, the Company sold 100, 59, and 77 salon locations, respectively, to franchisees.

(5)	As of June 30, 2017, two of the conversions were not yet completed.
Salon Franchising Program:
General.    We have various franchising programs supporting our 2,646 franchised salons as of June 30, 2017, consisting mainly of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts. These salons have been included in the discussions regarding salon counts and concepts.
We provide our franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of on-going support designed to help franchisees build successful businesses.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor, and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company’s franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees’ employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor, and trademark usage), including, but not limited to, franchisees’ employees’ wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, dress code, and/or discipline and discharge.
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
SmartStyle
The majority of existing SmartStyle franchise agreements have a five year term with a five year option to renew. The franchise agreements are site specific to salons located in Walmart Supercenters. As announced in January 2017, this business is growing both organically and through transfers from corporate to franchise-owned salons.

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
Roosters Men’s Grooming Center
Roosters franchise agreements have a ten-year term with a ten-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrent with the opening of their first store, along with a development agreement under which they have the right to open two additional locations.
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, personnel management training, marketing fundamentals, and financial controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides salon managers and stylists with technical training for Supercuts and SmartStyle franchisees.
Salon Markets and Marketing:
Company-Owned Salons
The Company utilizes various marketing vehicles for its salons, including traditional advertising, guest relationship management, digital marketing programs and promotional/pricing based programs. A predetermined allocation of revenue is used for such programs. Most marketing vehicles including radio, print, online, digital and television advertising are developed and supervised at the Company's Salon Support headquarters. The Company reviews its brand strategy with the intent to create more clear communication platforms, identities and differentiation points for our brands to drive consumer preference.
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
Affiliated Ownership Interests:
The Company maintains ownership interests in beauty schools. The primary ownership interest is a 54.6% interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists straight from beauty school.
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
Corporate Employees:
As of June 30, 2017, the Company had approximately 41,000 full and part-time employees worldwide, of which approximately 36,000 employees were located in the United States. The Company believes its employee relations are amicable.

Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Hugh Sawyer	63	President and Chief Executive Officer
Andrew Lacko	47	Executive Vice President and Chief Financial Officer
Eric Bakken	50	President of Franchise, Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel
Jim Lain	53	Executive Vice President and Chief Operating Officer
Andrew Dulka	43	Senior Vice President and Chief Information Officer
Annette Miller	55	Senior Vice President and Chief Merchandising Officer
Shawn Moren	50	Senior Vice President and Chief Human Resources Officer
Rachel Endrizzi	41	Senior Vice President and Chief Marketing Officer
Hugh Sawyer has served as President and Chief Executive Officer, as well as a member of the Board of Directors, since April 2017. Before joining Regis Corporation, he served as a Managing Director of Huron Consulting Group Inc. ("Huron") from January 2010 to April 2017. While at Huron, he served as Interim President and CEO of JHT Holdings, Inc. from January 2010 to March 2012, as the Chief Administrative Officer of Fisker Automotive Inc. from January 2013 to March 2013 and as Chief Restructuring Officer of Fisker Automotive from March 2013 to October 2013, and as Interim President of Euramax International, Inc. from February 2014 to August 2015. Mr. Sawyer has served as President or CEO of nine companies (including Regis) and on numerous Boards of Directors.
Andrew Lacko was appointed to Executive Vice President and Chief Financial Officer in July 2017. Before joining Regis Corporation, he served as Senior Vice President, Global Financial Planning, Analysis and Corporate Development, of Hertz Global Holdings, Inc. since 2015 and as Vice President - Financial Planning and Analysis of Hertz Global Holdings, Inc. beginning in January 2014. Before joining Hertz, Mr. Lacko served as Vice President, Financial Planning and Analysis at First Data Corp. from 2013 to January 2014. Prior to that, Mr. Lacko served in senior financial planning and analysis and investor relations roles at Best Buy Co., Inc. from 2008 to 2013.
Eric Bakken has served as President of Franchise since April 2017 and as Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel since April 2013. He also served as Interim Chief Financial Officer from September 2016 to January 2017. He served as Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer from 2012 to April 2013, and performed the function of interim principal executive officer between July 2012 and August 2012. Mr. Bakken joined the Company in 1994 as a lawyer and became General Counsel in 2004.
Jim Lain has served as Executive Vice President and Chief Operating Officer since November 2013. Before joining Regis Corporation, he served as Vice President at Gap, Inc. from August 2006 to November 2013.
Andrew Dulka has served as Senior Vice President and Chief Information Officer since May 2015. Prior to his current role, he served as Vice President, Retail Systems and Enterprise Architecture from July 2012 to April 2015.
Annette Miller has served as Senior Vice President and Chief Merchandising Officer since December 2014. Before joining Regis Corporation, she served as Senior Vice President of Merchandising, Grocery at Target from 2010 to 2014.
Shawn Moren was appointed to Senior Vice President and Chief Human Resources Officer in August 2017. Before joining Regis Corporation, she served as Senior Vice President, Human Resources, for Bluestem Group, Inc. from July 2013 to August 2017. Prior to that, she served as Vice President, Human Resources, Retail, Supply Chain & Corporate for SUPERVALU during 2013 and as Group Vice President, Human Resources for SUPERVALU from March 2012 to March 2013.
Rachel Endrizzi has served as Senior Vice President and Chief Marketing Officer since May 2017. She joined Regis Corporation in 2004 and most recently served as Vice President, Branding and Marketing Communications.
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
Financial Information about Foreign and North American Operations
Financial information about foreign and North American markets is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Available Information
The Company is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information.
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

Item 1A.    Risk Factors
We are in the process of implementing, and may further implement, a new strategy, priorities and initiatives under our recently appointed President and Chief Executive Officer, which could affect our performance and could result in an alteration of our strategy moving forward, and any inability to evolve and execute these strategies over time could adversely impact our financial condition and results of operations.
Hugh E. Sawyer became our new President and Chief Executive Officer and a member of the Board of Directors effective as of April 17, 2017. The transition has resulted in, and could further result in, changes in business strategy as Mr. Sawyer seeks to continue to improve the performance of company-owned salons while at the same time accelerate the growth of our franchise model. To date, we have announced that we are seeking strategic alternatives for our mall-based salons, a reorganization of our field structure by brand/concept, and implemented a 120-day plan and other initiatives, including investments in marketing and a SmartStyle mobile app, designed to improve the guest experience.
Our success depends, in part, on our ability to grow our franchise model. We announced plans in fall 2016 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. In January

2017, we began franchising the SmartStyle brand throughout the U.S. for the first time, and during the second half of fiscal 2017, we entered into agreements to sell 233 of our company-owned salons across our brands to new and existing franchisees. This initiative is still in an early stage. It will take time to execute, and we may not be able to effectively do so. Furthermore, it may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results.
Our success also depends, in part, on our ability to improve sales, as well as both cost of service and product and operating margins at our company-owned salons. Same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, staffing and retention of stylists and salon leaders, price competition, fashion trends, competition, current economic conditions, product assortment, customer traffic at Walmart where our SmartStyle locations reside, marketing programs and weather conditions. These factors may cause our same-store sales to differ materially from prior periods and from our expectations.
In addition to a new President and Chief Executive Officer, since May we have appointed a new President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, Vice President of Walmart Relations and Vice President Creative, and over the next fiscal year we may add personnel in a number of key positions, which may further result in new strategies, priorities and initiatives. The process of implementing any new strategies, priorities and initiatives involves inherent risks and the changes we implement could harm our relationships with customers, suppliers, employees or other third parties and may be disruptive to our business. While we believe the pursuit of these changes will have a positive effect on our business in the long term, we cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.
It is important for us to attract, train and retain talented stylists and salon leaders.
Guest loyalty is dependent upon the stylists who serve our guests. Great stylists are a key to a great guest experience that creates loyal customers. In order to profitably grow our business, it is important for us to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In some markets, we have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining great stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we would have increased difficulty staffing our salons in some markets. If we are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales could experience periods of variability or sales could decline and our results of operations could be adversely affected.

Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2017, approximately 29% of our salons were franchised locations and we intend to expand our number of franchised locations. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed and our financial results could be affected. We could experience greater risks as the scale of our franchise owners increases. Further, some franchise owners may not successfully execute the turnaround of under-performing salons which we have transferred to them.
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets due to severe weather and other external events. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially since many of them are small businesses with much more limited access to financing than our Company, or by the limited supply of favorable real estate for new salon locations. They may experience financial distress as a result of over-leveraging, which could negatively affect our operating results as a result of delayed payments to us. The bankruptcy of a franchisee could also expose us to liability under leases, which are generally sub-leased by us to our franchisees.

A deterioration in the financial results of our franchisees, or a failure of our franchisees to renew their franchise agreements, could adversely affect our operating results through decreased royalty payments, fees and product revenues.

Acceleration of the sale of certain company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.

During fiscal 2017, we accelerated the sale of company-owned salons to new and existing franchisees. Specifically, in January 2017, we began offering SmartStyle franchises for the first time, and during fiscal 2017 we entered into agreements to refranchise 233 salons across our brands.

Success will depend on a number of factors, including franchisees’ ability to improve the results of the salons they purchase and their ability and interest in continuing to grow their business. We also must continue to attract qualified franchisees and work with them to make their business successful. Moving a salon from company-owned to franchise-owned is expected to reduce our consolidated revenues, increase our royalty revenue and decrease our operating costs; however, the actual benefit from a sale is uncertain and may not be sufficient to offset the loss of revenues.

In addition, challenges in supporting our expanding franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support and manage our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.
The continued unit growth and operation of the SmartStyle business is completely dependent on our relationship with Walmart.
At June 30, 2017, we had 2,828 SmartStyle or Cost Cutters salons within Walmart locations, including 37 salons opened during fiscal year 2017 (net of relocations). Walmart is by far our largest landlord, and we are Walmart’s largest tenant. Our business within each of those 2,828 salons relies primarily on the traffic of visitors to the Walmart in which it is located, so our success is tied to Walmart’s success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyles, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties; to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; and to terminate the lease if the Walmart store in which it sits is closed. During fiscal year 2017, we began franchising the SmartStyle brand, with Walmart’s approval. Operating both company-owned and franchised SmartStyles adds complexity in overseeing franchise compliance and coordination with Walmart.
Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic with advertising and marketing efforts, and on delivering a quality guest experience to drive repeat visits to our salons.

Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons.  In addition, delivering a quality guest experience is crucial in order to drive repeat visits to our salons. We are developing our marketing and advertising strategies, including national and local campaigns, to build awareness, drive interest, consideration and traffic to our salons.  We are also focusing on improving guest experiences to provide brand differentiation and preference, and to ensure we meet our guests’ needs. If our marketing, advertising and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition and results of operations may be adversely affected.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.
With 9,008 locations and approximately 41,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company.
A number of U.S. states, Canadian provinces and municipalities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages and overtime pay increase our costs, and our ability to offset these increases through price increases may be limited. In fact, increases in minimum wages increased our costs over the last four years. In addition, a growing number of states, provinces, and municipalities have passed or are considering requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee’s shift as it nears), and other requirements that increase the administrative complexity of managing our workforce. Finally, changes in labor laws, such as recent legislation in Ontario and Alberta designed to facilitate union organizing, could increase the likelihood of some of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it would have an adverse effect on our business and financial results.
Increases in minimum wages, administrative requirements and unionization could also have an adverse effect on the performance of our franchisees, especially if our franchisees are treated as a "joint employer" with us by the National Labor Relations Board (NLRB) or as a large employer under minimum wage statutes because of their affiliation with us. In addition, we must comply with state employment laws, including the California Labor Code, which has stringent requirements and penalties for non-compliance.
Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. All such legal actions not only could result in changes to laws and interpretations, making it more difficult to appropriately support our franchisees and, consequently, impacting our performance, but, also, such legal actions could result in expensive litigation with our franchisees or government agencies that could adversely affect both our profits and our important relations with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or the franchisor/franchisee relationship that could negatively impact the franchise business model and, accordingly, our profits.
In addition to employment and franchise laws, we are also subject to a wide range of federal, state, provincial and local laws and regulations, including those affecting public companies, product manufacture and sale, and governing the franchisor-franchisee relationship, in the jurisdictions in which we operate. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition and results of operations.
Cybersecurity incidents could result in the compromise of sensitive information about our guests, employees, vendors or company and expose us to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The normal operations of our business involve processing, transmission and storage of personal information about our guests as well as employees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations and their third party vendors are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred at a number of large U.S. companies in recent years. Despite the security measures and processes we have in place, our efforts, and those of our third party vendors, to protect sensitive guest and employee information may not be successful in preventing a breach in our systems, or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, or sensitive information could be accessed by third parties. If that happened, our guests could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits. These laws are changing rapidly and vary among jurisdictions. Furthermore, while our franchisees are independently responsible for data security at franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.
We rely heavily on our information technology systems for our key business processes. If we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, manage our two distribution centers and other inventory and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hackers, security breaches, and natural disasters. In addition, certain of our management information systems are developed and maintained by external vendors, including our POS system, and some are outdated or of limited functionality. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, and reputational damage.

We rely on external vendors for products and services critical to our operations.
We rely on external vendors for the manufacture of our owned brand products, other retail products we sell, and products we use during salon services such as color and chemical treatments. We also rely on external vendors for various services critical to our operations and the security of certain Company data. Our dependence on vendors exposes us to operational, reputational, financial, and compliance risk.
If our product offerings do not meet our guests’ expectations regarding safety and quality, we could experience lost sales, increased costs, and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products and packages we buy, for either use on a guest during a service or resale to the public, comply with all safety and quality standards. Events that give rise to actual, potential, or perceived product safety concerns or mislabeling could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities. In addition, we do not own the formulas for certain of our owned brand products, and could be unable to sell those products if the vendor decided to discontinue working with us.
Our vendors are also responsible for the security of certain Company data, as discussed above. In the event that one of our key vendors becomes unable to continue to provide products and services, or their systems fail, are compromised or the quality of their systems deteriorate, we may suffer operational difficulties and financial loss.
Consumer shopping trends and changes in manufacturer choice of distribution channels may negatively affect both service and product revenues.
Our North American Value business is located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall-based locations. Our salons are partly dependent on the volume of traffic around these locations in order to generate both service and product revenues. Customer traffic to these shopping areas may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In particular, we have experienced substantial declines in traffic in some shopping malls due to changes in consumer preferences favoring retail locations other than malls or online shopping.
In addition, we are experiencing a proliferation of alternative channels of distribution, like blow dry bars, booth rental facilities, discount brick-and-mortar and online professional products retailers, and manufacturers selling direct to consumers online, which may negatively affect our product and service revenue. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us without much advance notice. These trends could reduce the volume of traffic around our salons, and in turn, our revenues may be adversely affected.
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
We also face significant competition for prime real estate, particularly in strip malls. We compete to lease locations not only with other hair salons, but with a wide variety of businesses looking for similar square footage and high-quality locations.
Furthermore, our reputation is critical to our ability to compete and succeed. Our reputation may be damaged by negative publicity on social media or other channels regarding the quality of services we provide. There has been a substantial increase in the use of social media platforms, which allow individuals to be heard by a broad audience of consumers and other interested persons. Negative or false commentary regarding us or the products or services we offer may be posted on social media platforms at any time. Customers value readily available information and may act on information without further investigation or regard to its accuracy. The harm to our reputation may be immediate, without affording us an opportunity for redress or correction. Our reputation may also be damaged by factors that are mostly or entirely out of our control, including actions by a franchisee or a franchisee’s employee. If we are not able to successfully compete, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

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
Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws, the outcome of income tax audits, and any repatriation of non-U.S. earnings on which we have not previously provided U.S. taxes.
Changes to healthcare laws in the U.S. may increase the number of employees who participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.
We offer comprehensive healthcare coverage to eligible employees in the United States. Historically, a majority of our eligible employees do not participate in our healthcare plans. Due to changes to healthcare laws in the United States, it is possible that enrollment in the Company’s healthcare plans may increase as individual penalties for failing to have insurance increase pursuant to the Affordable Care Act (ACA), and as employees continue to assess their changing healthcare alternatives, including if Medicaid coverage decreases or health insurance exchanges become less favorable. Furthermore, under the ACA, potential fees and or penalties may be assessed against us as a result of individuals either not being offered healthcare coverage within a limited timeframe or if coverage offered does not meet minimum care and affordability standards. An increase in the number of employees who elect to participate in our healthcare plans, changing healthcare-related requirements or if the Company fails to comply with one or more provisions of ACA may significantly increase our healthcare-related costs and negatively impact our operating results.
Changes to interest rates and foreign currency exchange rates may impact our results from operations.
Changes in interest rates and foreign currency exchange rates will have an impact on our expected results from operations. Historically, we have managed the risk related to fluctuations in these rates through the use of fixed rate debt instruments and other financial instruments. In particular, the United Kingdom’s vote in June 2016 to leave the European Union, commonly known as “Brexit,” has increased the volatility of currency exchange rates. If the British pound weakens further, it may adversely affect our results of operations.
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
We have a joint venture arrangement with Empire Education Group (EEG), an operator of accredited cosmetology schools. Due to significantly lower financial projections resulting from continued declines in EEG’s enrollment, revenue and profitability, we recorded a $13.0 million non-cash impairment charge in fiscal year 2016, resulting in a full-impairment of our investment. If EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this joint venture.

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
Changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns may impact our revenue.
Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns. If we do not timely identify and properly respond to evolving trends and changing consumer demands for hair care, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which could adversely impact our margins and could further adversely impact our business, financial condition and results of operations.

Operational failure at one of our distribution centers would impact our ability to distribute product.
We operate two distribution centers, one near Chattanooga, Tennessee, and one near Salt Lake City, Utah. These supply our North America company-owned salons and many of our franchisees with retail products to sell and products used during salon services. A technology failure or natural disaster that caused one of the distribution centers to be inoperable would cause disruption in our business and could negatively impact our revenues.
Our enterprise risk management program may leave us exposed to unidentified or unanticipated risks.
We maintain an enterprise risk management program that is designed to identify, assess, mitigate, and monitor the risks that we face. There can be no assurance that our frameworks or models for assessing and managing known risks, compliance with applicable law, and related controls will effectively mitigate risk and limit losses in all market environments or against all types of risk in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs, the performance and value of our business could be adversely affected.
Insurance and other traditional risk-shifting tools may be held by or available to Regis in order to manage certain types of risks, but they are subject to terms such as deductibles, retentions, limits and policy exclusions, as well as risk of denial of coverage, default or insolvency. If we suffer unexpected or uncovered losses, or if any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits and could adversely impact our results of operations, cash flows and financial position.
We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and retain talented personnel.

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
None of the Company's salon leases are individually material to the operations of the Company and the Company expects that it will be able to renew its leases on satisfactory terms as they expire or identify and secure other suitable locations. See Note 7 to the Consolidated Financial Statements.
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
The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2017 and 2016 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
As of August 10, 2017, Regis shares were owned by approximately 12,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The closing stock price was $10.51 per share on August 10, 2017.

	Fiscal Years
	2017		2016
Fiscal Quarter	High	Low	High	Low
1st Quarter	$14.49	$12.18	$16.10	$10.60
2nd Quarter	15.56	11.56	18.13	11.81
3rd Quarter	15.61	11.37	16.55	13.04
4th Quarter	11.71	9.02	16.02	10.96
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
The Peer Group consists of the following companies: Boyd Gaming Corp., Brinker International, Inc., Buffalo Wild Wings, Inc., Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Ruby Tuesday, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues and market capitalization and are in the beauty industry or other industries where guest service, multi-unit expansion or franchise play a part. The Company reviewed and adjusted its Peer Group used for executive compensation purposes in early fiscal 2017, resulting in this Peer Group. Information regarding executive compensation will be set forth in the 2017 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2012 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2017

	June 30,
	2012	2013	2014	2015	2016	2017
Regis	$100.00	$92.66	$80.08	$89.64	$70.81	$58.41
S & P 500	100.00	120.60	150.27	161.43	167.87	197.92
S & P 400 Midcap	100.00	125.18	156.78	166.81	169.03	200.41
Dow Jones Consumer Services Index	100.00	128.44	157.01	184.39	187.76	217.77
Peer Group	100.00	128.35	133.66	166.92	175.56	189.85
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2017	2016	2015
Repurchased Shares	—	7,647,819	3,054,387
Average Price (per share)	$—	$13.19	$15.64
Price range (per share)	$—	$10.94 - $15.95	$13.72 - $17.32
Total	$—	$101.0 million	$47.9 million

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

	Fiscal Years
	2017	2016	2015	2014	2013(b)
	(Dollars in thousands, except per share data)
Revenues	$1,691,888	$1,790,869	$1,837,287	$1,892,437	$2,018,713
Operating (loss) income(a)	(1,204)	17,614	3,531	(34,958)	13,359
(Loss) income from continuing operations(a)	(16,140)	(11,316)	(33,212)	(139,874)	5,478
(Loss) income from continuing operations per diluted share	(0.35)	(0.23)	(0.60)	(2.48)	0.10
Dividends declared, per share	—	—	—	0.12	0.24

	June 30,
	2017	2016	2015	2014	2013(b)
	(Dollars in thousands)
Total assets, including discontinued operations	$1,011,488	$1,035,932	$1,160,843	$1,414,291	$1,390,447
Long-term debt and capital lease obligations, including current portion	120,599	119,606	118,830	291,845	173,818
_______________________________________________________________________________

(a)	The following significant items affected each of the years presented:

•
During fiscal year 2017, the Company recorded $11.4 million of non-cash fixed asset impairment charges, $8.4 million of severance expense related to the termination of former executive officers including the Company's Chief Executive Officer, $7.7 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and $5.9 million of expense for a one-time non-cash inventory expense related to salon tools.

•
During fiscal year 2016, the Company recorded a $13.0 million other than temporary non-cash impairment charge to fully impair its investment in EEG, $10.5 million of non-cash fixed asset impairment charges and $7.9 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes.

•
During fiscal year 2015, the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million, non-cash other than temporary impairment charges of its investment in EEG of $4.7 million, $14.6 million of non-cash fixed asset impairment charges, $8.9 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and established a non-cash $2.1 million valuation allowance against its Canadian deferred tax assets.

•
During fiscal year 2014, the Company recorded a non-cash goodwill impairment charge of $34.9 million associated with the Company's Regis salon concept, non-cash fixed asset impairment charges of $18.3 million, non-cash of $15.9 million, net of tax for the Company's share of goodwill and fixed asset impairment charges recorded by EEG and established a non-cash $86.6 million valuation allowance against the U.S. and U.K. deferred tax assets.

•
During fiscal year 2013, the Company recorded $7.4 million in restructuring charges and a $12.6 million non-cash inventory write-down. In addition, the Company recognized a net $33.8 million foreign currency translation gain in connection with the sale of Provalliance, recorded net other than temporary non-cash impairment charges of $17.9 million associated with the Company's investment in EEG and incurred a $10.6 million make-whole payment in connection with the prepayment of $89.3 million of senior term notes in June 2013.

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
BUSINESS DESCRIPTION
Regis Corporation owns, franchises and operates beauty salons. As of June 30, 2017, the Company-owned, franchised or held ownership interests in 9,008 locations worldwide. The Company's locations consist of 8,919 company-owned and franchised salons and 89 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. See discussion within Part I, Item 1.
RESULTS OF OPERATIONS
Beginning in the fourth quarter of fiscal year 2017, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of the increased focus on the franchise business. Discontinued operations are discussed at the end of this section.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(Dollars in millions)			% of Total Revenues(1)			Basis Point Increase (Decrease)
Service revenues	$1,307.7	$1,383.7	$1,429.4	77.3%	77.3%	77.8%	—	(50)	(40)
Product revenues	335.9	359.7	363.2	19.9	20.1	19.8	(20)	30	20
Franchise royalties and fees	48.3	47.5	44.6	2.9	2.7	2.4	20	30	20

Cost of service(2)	838.2	868.2	882.7	64.1	62.7	61.8	140	90	50
Cost of product(2)	166.3	179.3	180.6	49.5	49.9	49.7	(40)	20	(60)
Site operating expenses	168.4	183.0	192.4	10.0	10.2	10.5	(20)	(30)	(30)
General and administrative	174.5	178.0	186.1	10.3	9.9	10.1	40	(20)	100
Rent	279.3	297.3	309.1	16.5	16.6	16.8	(10)	(20)	(20)
Depreciation and amortization	66.3	67.5	82.9	3.9	3.8	4.5	10	(70)	(80)
Goodwill impairment	—	—	—	—	—	—	—	—	(180)

Interest expense	8.7	9.3	10.2	0.5	0.5	0.6	—	(10)	(60)
Interest income and other, net	3.1	4.2	1.7	0.2	0.2	0.1	—	10	—

Income taxes(3)	(9.2)	(9.0)	(14.6)	(135.0)	72.3	(293.4)	N/A	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	0.1	14.8	13.6	—	0.8	0.7	(80)	10	10

Loss from discontinued operations, net of income taxes	—	—	(0.6)	—	—	—	—	—	(10)
____________________________________________________________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
North American Value salons:
SmartStyle	$523,911	$522,700	$500,562
Supercuts	290,051	295,401	298,078
MasterCuts	94,313	106,791	117,246
Signature Style	372,125	391,518	413,134
Total North American Value salons	1,280,400	1,316,410	1,329,020
North American Franchise salons:
Product	30,548	31,406	29,756
Royalties and fees	47,973	47,523	44,643
Total North American Franchise salons	78,521	78,929	74,399
North American Premium salons	241,501	283,438	309,600
International salons	91,466	112,092	124,268
Consolidated revenues	$1,691,888	$1,790,869	$1,837,287
Percent change from prior year	(5.5)%	(2.5)%	(2.9)%
Salon same-store sales (decrease) increase(1)	(1.8)%	0.2%	(0.3)%
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

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2017	2016	2015
Same-store sales	(1.8)%	0.2%	(0.3)%
Closed salons	(3.5)	(2.7)	(2.7)
New stores and conversions	0.4	0.5	0.6
Foreign currency	(0.8)	(1.2)	(0.8)
Other	0.2	0.7	0.3
	(5.5)%	(2.5)%	(2.9)%

Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2017	2016	2015
SmartStyle	(0.4)%	3.4%	1.6%
Supercuts	0.4%	2.0%	1.3%
MasterCuts	(3.6)%	(4.4)%	(4.0)%
Signature Style	(1.4)%	(0.2)%	(0.7)%
Total North American Value salons	(0.8)%	1.3%	0.3%
North American Premium salons	(5.9)%	(3.8)%	(3.0)%
International salons	(5.7)%	(2.3)%	0.6%
Consolidated same-store sales	(1.8)%	0.2%	(0.3)%
The same-store sales decrease of 1.8% during fiscal year 2017 was due to a 5.2% decrease in same-store guest visits, partly offset by a 3.4% increase in average ticket price. We closed 554 salons (including 93 franchised salons), constructed (net of relocations) 41 company-owned salons and acquired one company-owned salon via franchise buyback during fiscal year 2017 (2017 Net Salon Count Changes).
The same-store sales increase of 0.2% during fiscal year 2016 was due to a 3.1% increase in average ticket price, partly offset by a 2.9% decrease in same-store guest visits. We closed 297 salons (including 56 franchised salons), constructed (net of relocations) 66 company-owned salons and acquired one company-owned salon via franchise buyback during fiscal year 2016 (2016 Net Salon Count Changes).
The same-store sales decrease of 0.3% during fiscal year 2015 was due to a 1.9% decrease in same-store guest visits, partly offset by a 1.6% increase in average ticket price. We closed 338 salons (including 72 franchised salons), constructed (net of relocations) 91 company-owned salons and did not acquire any company-owned locations during fiscal year 2015 (2015 Net Salon Count Changes).
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:
Service Revenues
The $75.9 million decrease in service revenues during fiscal year 2017 was primarily due to the 1.4% decrease in same-store service sales, the 2017 Net Salon Count Changes and foreign currency fluctuations. The decrease in same-store service sales was primarily a result of a 4.9% decrease in same-store guest visits, partly offset by a 3.5% increase in average ticket.
The $45.7 million decrease in service revenues during fiscal year 2016 was primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations. Same-store service sales were flat, primarily a result of a 2.7% increase in average ticket price, offset by a 2.7% decrease in same-store guest visits.
The $50.7 million decrease in service revenues during fiscal year 2015 was primarily due to the 0.4% decrease in same-store service sales, the 2015 Net Salon Count Changes and foreign currency fluctuations. The decrease in same-store service sales was primarily a result of a 1.2% decrease in same-store guest visits, partly offset by a 0.8% increase in average ticket price.
Product Revenues
The $23.8 million decrease in product revenues during fiscal year 2017 was primarily due to the decrease in same-store product sales of 3.4%, the 2017 Net Salon Count Changes and foreign currency fluctuations. The decrease in same-store product sales was primarily a result of a 4.8% decrease in same-store transactions, partly offset by a 1.4% increase in average ticket price.
The $3.6 million decrease in product revenues during fiscal year 2016 was primarily due to the 2016 Net Salon Count Changes and foreign currency fluctuations, partly offset by the increase in same-store product sales of 1.3%. The increase in same-store product sales was primarily a result of a 2.0% increase in same-store transactions, offset by a 0.7% decrease in average ticket price.

The $8.2 million decrease in product revenues during fiscal year 2015 was primarily due to the 2015 Net Salon Count Changes. Same-store product sales were flat primarily a result of a 1.7% increase in same-store transactions, offset by a 1.7% decrease in average ticket price.
Royalties and Fees
The $0.8, $2.9, and $3.8 million increases in royalties and fees during fiscal years 2017, 2016 and 2015, respectively, were due to increases in franchised locations of 150, 172 and 145, respectively, and same-store sales increases at franchised locations.
Cost of Service
The 140 basis point increase in cost of service as a percent of service revenues during fiscal year 2017 was primarily due to state minimum wage increases, unfavorable stylist productivity, a one-time inventory expense related to salon tools and a non-recurring rebate in the prior year, partly offset by mix improvement from closing underperforming salons, lower incentives expense and favorable usage rates versus the prior year.
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
Cost of Product
The 40 basis point decrease in cost of product as a percent of product revenues during fiscal year 2017 was primarily from the closure of salons with higher product costs as a percent of product revenues and favorable shrink rates versus the prior year.
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
Site Operating Expenses
Site operating expenses decreased $14.5 million during fiscal year 2017 primarily due to store closures, mainly within our North American Value and Premium segments, lower self-insurance costs and cost savings associated with salon telecom costs.
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
General and Administrative
General and administrative expense (G&A) declined $3.5 million during fiscal year 2017. This decrease was primarily driven by lower incentive compensation and cost savings, partly offset by severance related to the termination of former executive officers including the Company's Chief Executive Officer and higher professional fees.
G&A declined $8.0 million during fiscal year 2016. This decrease was primarily driven by reduced incentive compensation, cost savings, a gain on life insurance proceeds and foreign currency, partly offset by planned strategic investments in Technical Education, higher legal fees and financing arrangement modification fees.
G&A increased $13.3 million during fiscal year 2015. This increase was primarily driven by higher incentive compensation levels as the Company anniversaries an incentive-lite year, planned strategic investments in Asset Protection and

Human Resource initiatives and the lapping of a favorable deferred compensation adjustment within our Corporate segment. These items were partly offset by cost savings and reduced legal and professional fees.
Rent
Rent expense decreased by $18.0 million during fiscal year 2017 primarily due to salon closures, primarily within our North American Value and Premium segments and foreign currency fluctuations, partly offset by rent inflation and lease termination fees.
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
Depreciation and Amortization
Depreciation and amortization expense (D&A) decreased $1.1 million during fiscal year 2017, primarily driven by lower depreciation expense on a reduced salon base, partly offset by increased fixed asset impairment charges.
D&A decreased $15.4 million during fiscal year 2016, primarily driven by lower depreciation expense on a reduced salon base and reduced fixed asset impairment charges.
D&A decreased $16.9 million during fiscal year 2015, primarily driven by lower depreciation expense on a reduced salon base and reduced fixed asset impairment charges.
Interest Expense
Interest expense decreased by $0.6 million during fiscal year 2017 primarily due to reduced commitment fee amortization resulting from the senior term note modification and the revolving credit facility amendment in fiscal year 2016.
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
Interest Income and Other, net
Interest income and other, net decreased $1.1 million during fiscal year 2017 primarily due to prior year gains on re-franchised salon assets sold, lower foreign currency gains and lapping a prior year insurance recovery.
Interest income and other, net increased $2.5 million during fiscal year 2016 primarily due to lapping a prior year foreign currency loss and an insurance recovery.
Interest income and other, net was flat during fiscal year 2015 compared to the prior year period.
Income Taxes
During fiscal year 2017, the Company recognized income tax expense of $9.2 million on $6.8 million of loss from continuing operations before income taxes and equity in loss of affiliated companies. The recorded tax expense for fiscal year 2017 is different than would normally be expected primarily due to the impact of the valuation allowance against the majority of our deferred tax assets. Approximately $7.7 million of the tax expense relates to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place.
During fiscal year 2016, the Company recognized income tax expense of $9.0 million on $12.5 million of income from continuing operations before income taxes and equity in loss of affiliated companies. The recorded tax expense for fiscal year 2016 is different than would normally be expected primarily due to the impact of the valuation allowance against the majority of our deferred tax assets. Approximately $7.9 million of the tax expense relates to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place.

During fiscal year 2015, the Company recognized income tax expense of $14.6 million on $5.0 million of loss from continuing operations before income taxes and equity in loss of affiliated companies. The recorded tax expense for fiscal year 2015 is different than would be expected primarily due to the establishment of a $2.1 million valuation allowance against the majority of the Canadian deferred tax assets and $8.9 million non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes.
The Company is currently paying taxes in Canada and certain states in which it has profitable entities.
Equity in Loss of Affiliated Companies, Net of Income Taxes
The loss in affiliated companies, net of income taxes, was $0.1 million for fiscal year 2017.
The loss in affiliated companies, net of income taxes, of $14.8 million for fiscal year 2016 was due to the Company recording a $13.0 million other than temporary non-cash impairment charge and EEG's net loss of $1.8 million. See Note 4 to the Consolidated Financial Statements.
The loss in affiliated companies, net of income taxes, of $13.6 million for fiscal year 2015 was primarily due to the Company recording its portion of EEG's non-cash deferred tax asset valuation allowance ($6.9 million) and EEG's net loss ($2.0 million), plus other than temporary non-cash impairment charges ($4.7 million). See Note 4 to the Consolidated Financial Statements.
(Loss) Income from Discontinued Operations, Net of Income Taxes
During fiscal year 2015, the Company recognized $0.6 million of legal expenses associated with the Trade Secret salon concept. See Note 1 to the Consolidated Financial Statements.
Results of Operations by Segment
Based on our internal management structure, we report four segments: North American Value, North American Franchise, North American Premium and International salons. See Note 13 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
North American Value Salons

	Fiscal Years
	2017	2016	2015	2017	2016	2015
	(Dollars in millions)			Increase (Decrease)
Total revenue	$1,280.4	$1,316.4	$1,329.0	$(36.0)	$(12.6)	$(30.5)
Same-store sales	(0.8)%	1.3%	0.3%	(210 bps)	100 bps	480 bps

Operating income	$83.6	$96.2	$92.2	$(12.6)	$3.9	$3.9
North American Value Salon Revenues
Decreases in North American Value salon revenues were driven by the following:

	Fiscal Years
Factor	2017	2016	2015
Same-store sales	(0.8)%	1.3%	0.3%
Closed salons	(2.8)	(2.5)	(2.6)
New stores and conversions	0.5	0.7	0.7
Foreign currency	(0.1)	(0.9)	(0.7)
Other	0.5	0.5	0.1
	(2.7)%	(0.9)%	(2.2)%
North American Value salon revenues decreased $36.0 million in fiscal year 2017 primarily due to the closure of 276 salons, the sale of 94 company-owned salons (net of buybacks) to franchisees and the 0.8% decrease in same-store sales. The same-store sales decrease was due to a 4.8% decrease in same-store guest visits, partly offset by a 4.0% increase in average ticket price. Partly offsetting the decrease was revenue growth from construction (net of relocations) of 39 salons during fiscal year 2017.

North American Value salon revenues decreased $12.6 million in fiscal year 2016 primarily due to the closure of 137 salons and the sale of 58 company-owned salons (net of buybacks) to franchisees. Partly offsetting the decrease was the same-store sales increase of 1.3% and revenue growth from construction (net of relocations) of 57 salons during fiscal year 2016. The same-store sales increase was due to a 3.8% increase in average ticket price, partly offset by a 2.5% decrease in same-store guest visits.
North American Value salon revenues decreased $30.5 million in fiscal year 2015 primarily due to the closure of 192 salons and the sale of 77 company-owned salons (net of buybacks) to franchisees. Partly offsetting the decrease was revenue growth from construction (net of relocations) of 76 salons during fiscal year 2015 and the same-store sales increase of 0.3%. The same-store sales increase was due to a 1.8% increase in average ticket price, partly offset by a 1.5% decrease in same-store guest visits.
North American Value Salon Operating Income
North American Value salon operating income decreased $12.6 million during fiscal year 2017 primarily due to minimum wage increases, unfavorable stylist productivity, same-store sales declines and a one-time inventory expense related to salon tools, partly offset by the closure of underperforming salons.
North American Value salon operating income increased $3.9 million during fiscal year 2016 primarily due to the closure of underperforming salons, same-store sales increases, cost savings associated with salon telecom and utilities costs and reduced marketing expenses, partly offset by minimum wage increases and unfavorable stylist productivity.
North American Value salon operating income increased $3.9 million during fiscal year 2015 primarily due to the closure of underperforming salons, lower self-insurance costs, reduced fixed asset impairment charges, reduced marketing expenses, same-store sales increases and a sales and use tax refund, partly offset by minimum wage increases.
North American Franchise Salons

	Fiscal Years
	2017	2016	2015	2017	2016	2015
	(Dollars in millions)			Increase (Decrease)
North American Franchise salons:
Product	$30.5	$31.4	$29.8	$(0.9)	$1.7	$0.1
Royalties and fees	48.0	47.5	44.6	0.5	2.9	3.8
Total North American Franchise salons	$78.5	$78.9	$74.4	$(0.4)	$4.5	$3.8

Operating income	$34.2	$33.8	$30.4	$0.3	$3.5	$0.9
North American Franchise Salon Revenues
North American Franchise salon revenues decreased $0.4 million during fiscal year 2017 due to a $0.9 million decrease in franchise product sales, partly offset by a $0.5 million increase in royalties and fees. The increase in royalties and fees was primarily due to mix of franchisees opening salons in fiscal year 2017, which shifted to existing franchisees, who pay lower fees for opening additional salons and lapping franchise termination revenue, mostly offset by higher royalties. During fiscal year 2017, franchisees constructed (net of relocations) and closed 138 and 93 franchise-owned salons, respectively, during fiscal year 2017 and purchased (net of Company buybacks) 92 salons from the Company during the same period.
North American Franchise salon revenues increased $4.5 million during fiscal year 2016 due to a $1.7 million increase in franchise product sales and a $2.9 million increase in royalties and fees. Both of these increases are due to increased franchised locations as during fiscal year 2016, franchisees constructed (net of relocations) and closed 170 and 56 franchise-owned salons, respectively, and purchased (net of Company buybacks) 58 salons from the Company during the same period. In addition, the higher royalties are due to positive same-store sales by the franchisees.
North American Franchise salon revenues increased $3.8 million during fiscal year 2015 due to a $0.1 million increase in franchise product sales and a $3.8 million increase in royalties and fees. The increase in royalties is due to an increase in franchised locations and positive same-store sales by the franchisees during the fiscal year 2015. Franchisees constructed (net of relocations) and closed 140 and 72 franchise-owned salons, respectively, during fiscal year 2015 and purchased (net of Company buybacks) 77 salons from the Company during the same period. The higher franchise fees are also due to the increase in franchised locations.

North American Franchise Salon Operating Income
North American Franchise salon operating income increased $0.3 million during fiscal year 2017 primarily due to the lower bad debt expense and higher margins on product sales due to mix, partly offset by higher incentive costs.

North American Franchise salon operating income increased $3.5 million during fiscal year 2016 primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

North American Franchise salon operating income increased $0.9 million during fiscal year 2015 primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.
North American Franchise Cash Generated from Re-Franchised Salons
During fiscal year 2017, 2016 and 2015, North American Franchise salons generated $2.3, $1.7 and $3.0 million, respectively, of cash from re-franchising salons (the sale of company-owned salons to franchisees).
North American Premium Salons

	Fiscal Years
	2017	2016	2015	2017	2016	2015
	(Dollars in millions)			Increase (Decrease)
Total revenue	$241.5	$283.4	$309.6	$(41.9)	$(26.2)	$(24.3)
Same-store sales	(5.9)%	(3.8)%	(3.0)%	(210 bps)	(80 bps)	370 bps

Operating loss	$(18.3)	$(12.8)	$(14.2)	$(5.5)	$1.4	$32.1
North American Premium Salon Revenues
Decreases in North American Premium salon revenues were driven by the following:

	Fiscal Years
Factor	2017	2016	2015
Same-store sales	(5.9)%	(3.8)%	(3.0)%
Closed salons	(7.3)	(3.8)	(3.5)
Foreign currency	—	(0.7)	(0.6)
Other	(1.6)	(0.1)	(0.2)
	(14.8)%	(8.4)%	(7.3)%
North American Premium revenues decreased $41.9 million during fiscal year 2017 primarily due to the closure of 135 salons and the same-store sales decrease of 5.9%. The same-store sales decrease was due to a 9.6% decrease in same-store guest visits, partly offset by a 3.7% increase in average ticket price.
North American Premium revenues decreased $26.2 million during fiscal year 2016 primarily due to the closure of 67 salons and the same-store sales decrease of 3.8%. The same-store sales decrease of 3.8% was due to a 6.5% decrease in same-store guest visits, partly offset by a 2.7% increase in average ticket price.
North American Premium revenues decreased $24.3 million during fiscal year 2015 primarily due to the closure of 55 salons and the same-store sales decrease of 3.0%. The same-store sales decrease was due to a 5.2% decrease in same-store guest visits, partly offset by a 2.2% increase in average ticket price.
North American Premium Salon Operating Loss
North American Premium salon operating loss increased $5.5 million during fiscal year 2017 primarily due to same-store sales declines and unfavorable stylist productivity, partly offset by the closure of underperforming salons.

North American Premium salon operating loss decreased $1.4 million during fiscal year 2016 primarily due to the closure of underperforming salons and reduced fixed asset impairment charges, partly offset by same-store sales declines and unfavorable stylist productivity.

North American Premium salon operating loss decreased $32.1 million during fiscal year 2015 primarily due to a goodwill impairment charge recorded in fiscal year 2014 and the closure of underperforming salons, partly offset by same-store sales declines.
International Salons

	Fiscal Years
	2017	2016	2015	2017	2016	2015
	(Dollars in millions)			Increase (Decrease)
Total revenue	$91.5	$112.1	$124.3	$(20.6)	$(12.2)	$(4.2)
Same-store sales	(5.7)%	(2.3)%	0.6%	(340 bps)	(290 bps)	210 bps

Operating (loss) income	$(1.9)	$(1.9)	$0.3	$—	$(2.2)	$3.4
International Salon Revenues
Decreases in International salon revenues were driven by the following:

	Fiscal Years
Factor	2017	2016	2015
Same-store sales	(5.7)%	(2.3)%	0.6%
Closed salons	(5.2)	(4.2)	(3.1)
New stores and conversions	1.4	0.8	1.5
Foreign currency	(12.5)	(5.4)	(3.3)
Other	3.6	1.3	1.0
	(18.4)%	(9.8)%	(3.3)%
International salon revenues decreased $20.6 million during fiscal year 2017 primarily due to foreign currency translation, the same-store sales decrease of 5.7% and the closure of 50 salons. This decrease was partly offset by growth from construction (net of relocations) of 10 salons during fiscal year 2017. The same-store sales decrease was due to a 6.7% decrease in same-store guest visits, partly offset by a 1.0% increase in average ticket price.
International salon revenues decreased $12.2 million during fiscal year 2016 primarily due to foreign currency translation, the closure of 37 salons and the same-store sales decrease of 2.3%. This decrease was partly offset by growth from the construction (net of relocations) of 9 salons during fiscal year 2016. The same-store sales decrease was due to a 2.9% decrease in same-store guest visits, partly offset by a 0.6% increase in average ticket price.
International salon revenues decreased $4.2 million during fiscal year 2015 primarily due to foreign currency translation and the closure of 19 salons. This decrease was partly offset by growth from the construction (net of relocations) of 15 salons and the same-store sales increase of 0.6%. The same-store sales increase was due to a 2.9% increase in average ticket price, partly offset by a 2.3% decrease in same-store guest visits.
International Salon Operating (Loss) Income
International salon operating loss was flat during fiscal year 2017 primarily due to negative leverage on fixed payroll costs due to decreased same-store sales, offset by a net reduction in salon counts.
International salon operating loss increased $2.2 million during fiscal year 2016 primarily due to negative leverage on fixed payroll costs due to decreased same-store sales, partly offset by a net reduction in salon counts.
International salon operating income increased $3.4 million during fiscal year 2015 primarily due to the closure of unprofitable salons, same-store sales increases and reduced fixed asset impairment charges, partly offset by negative leverage on fixed payroll costs.
Corporate
Corporate Operating Loss
Corporate operating loss increased $0.9 million during fiscal year 2017 primarily driven by severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements and higher professional fees, partly offset by lower incentive compensation and cost savings.

Corporate operating loss decreased $7.4 million during fiscal year 2016 primarily due to reduced incentive compensation, cost savings, and a gain on life insurance proceeds, partly offset by salaries expense, higher legal fees and financing arrangement modification fees.
Corporate operating loss increased $1.8 million during fiscal year 2015 primarily due to higher incentive compensation levels as the Company anniversaried an incentive-lite year, salaries expense and the lapping of a favorable deferred compensation adjustment. These items were partly offset by cost savings, reduced legal and professional fees and lower depreciation on corporate assets.
Recent Developments
Operating and Reportable Segments
Historically, the Company has had three operating segments: North American Value, North American Premium, and International.
During the fourth quarter of fiscal year 2017, the Company redefined its operating segments to reflect how the chief operating decision maker now evaluates the business as a result of a number of factors, including the increased focus on the franchise business and appointing a President of Franchise in April 2017. The Company now reports its operations in four operating segments: North American Value, North American Franchise, North American Premium and International.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.
As of June 30, 2017, cash and cash equivalents were $172.4 million, with $156.0, $12.2 and $4.2 million in the U.S., Canada and Europe, respectively.
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
Cash Flows
Cash Flows from Operating Activities
Fiscal year 2017 cash provided by operating activities of $60.1 million increased by $4.3 million compared to the previous fiscal year largely due to lower inventory levels in fiscal year 2017, partly offset by lower earnings.
Fiscal year 2016 cash provided by operating activities of $55.8 million decreased by $39.0 million compared to the previous fiscal year largely due to higher inventory levels in fiscal year 2016, enhanced incentive payouts in fiscal year 2016 and lower income tax refunds.
Fiscal year 2015 cash provided by operating activities of $94.7 million decreased by $22.7 million compared to the previous fiscal year, primarily as a result of a $12.0 million decrease in working capital primarily due to lapping fiscal year 2014 income tax refunds and lower earnings.
Cash Flows from Investing Activities
Cash used in investing activities during fiscal year 2017 of $29.1 million was more than the $17.4 million used in fiscal year 2016. In fiscal year 2017, cash used in investing activities was primarily for capital expenditures of $33.8 million, partly offset by cash proceeds from sale of salon assets of $2.3 million, a reduction in restricted cash of $1.1 million, cash proceeds from company-owned life insurance policies of $0.9 million and cash proceeds from the sale of the Company's ownership interest in MyStyle of $0.5 million.
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
Cash Flows from Financing Activities
During fiscal year 2017, cash used in financing activities of $6.8 million was for employee taxes paid for shares withheld of $3.7 million and settlement of equity awards of $3.2 million.
During fiscal year 2016, cash used in financing activities of $102.6 million was for repurchases of common stock of $101.0 million, the purchase of an additional 24% ownership interest in Roosters MGC International, LLC for $0.8 million, and employee taxes paid for shares withheld of $0.8 million.
During fiscal year 2015, cash used in financing activities of $222.4 million was for net repayments of long-term debt of $173.8 million, repurchases of common stock of $47.9 million and employee taxes paid for shares withheld of $0.8 million.
Financing Arrangements
Financing activities are discussed in Note 6 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

The Company's financing arrangements consist of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2017	2016	2017	2016
	(fiscal year)			(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	5.50%	$120,599	$119,606
Revolving credit facility	2018	—	—	—	—
				$120,599	$119,606
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
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2017	19.5%	40
2016	19.1	300
2015	16.1	(1,300)
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point increase in the debt to capitalization ratio as of June 30, 2017 compared to June 30, 2016 was primarily due to net reductions to shareholders' equity resulting from net losses and foreign currency translation adjustments.
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

Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2017:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$123,000	$—	$123,000	$—	$—
Other long-term liabilities	12,687	2,972	2,473	1,505	5,737
Total on-balance sheet	135,687	2,972	125,473	1,505	5,737
Off-balance sheet(a):
Operating lease obligations	853,594	274,921	380,614	155,842	42,217
Interest on long-term debt	16,368	6,765	9,603	—	—
Total off-balance sheet	869,962	281,686	390,217	155,842	42,217
Total	$1,005,649	$284,658	$515,690	$157,347	$47,954
_______________________________________________________________________________

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.
On-Balance Sheet Obligations
Our long-term obligations are composed primarily of our Senior Term Notes. There were no outstanding borrowings under our revolving credit facility at June 30, 2017.
Other long-term liabilities of $12.7 million include $9.6 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $3.1 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees.
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
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. See Note 9 to the Consolidated Financial Statements.
As of June 30, 2017, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 8 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease payments of approximately $243.2 million, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.
Interest payments on long-term debt are calculated based on the Senior Term Notes' agreed upon rate of 5.5%.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2017. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.
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
The table below summarizes losses recorded by the Company related to its investments:

	Fiscal Year
	2017	2016	2015
	(Dollars in thousands)
Equity losses (1)	$(81)	$(1,829)	$(8,975)
Other than temporary impairment	—	(12,954)	(4,654)
Total losses	$(81)	$(14,783)	$(13,629)
_____________________________

(1)	For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG.
Goodwill
As of June 30, 2017 and 2016, the North American Value reporting unit had $188.9 and $189.2 million of goodwill, respectively, the North American Franchise reporting unit had $228.1 and $228.2 million of goodwill, respectively, and the

North American Premium and International reporting units had no goodwill. See Note 3 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill impairment testing is performed at the reporting unit level, which is the same as the Company’s operating segments. As part of the new simplification guidance issued by the Financial Accounting Standards Board (FASB), the goodwill test involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill ("Step 1"). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment test, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company early adopted this guidance when completing the annual fiscal year 2017 impairment analysis and therefore only completed Step 1 of the goodwill impairment test.

In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment test is unnecessary.

The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

The Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, corporate-owned and franchise salon counts and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company periodically engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.

Following is a description of the goodwill impairment assessments for each of the fiscal years:

Fiscal Year 2017
During the fourth quarter of fiscal year 2017, the Company experienced a triggering event due to the redefining of its operating segments. In connection with the change in operating segment structure, the Company changed its North American reporting units from two reporting units: North American Value and North American Premium, to three reporting units: North American Value, North American Franchise and North American Premium.
Pursuant to the change in operating segments, the Company performed a goodwill impairment test on its North American Value reporting unit. The North American Premium and International units do not have any goodwill. The Company compared the carrying value of the North American Value reporting unit, including goodwill, to its estimated fair value. The fair value of the reporting unit exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
Based on the changes to the Company's operating segment structure, goodwill has been reallocated based on relative fair value to the North American Value and North American Franchise reporting units at June 30, 2017 and 2016.

Fiscal Years 2016 and 2015

During the Company’s annual impairment tests, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units were less than their carrying values (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying values of the reporting units were less than the fair values. Accordingly, the Company did not perform a two-step quantitative analysis.

As of June 30, 2017, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 20.0%.
A summary of the Company's goodwill balance by reporting unit is as follows:

	June 30,
	2017	2016
	(Dollars in thousands)
North American Value	$188,888	$189,218
North American Franchise	228,099	228,175
Total	$416,987	$417,393
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
North American Value	$8,998	$8,393	$9,612
North American Premium	2,105	1,924	4,804
International	263	161	188
Total	$11,366	$10,478	$14,604
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
The Company has a valuation allowance on the majority of its deferred tax assets amounting to $120.9 and $110.0 million at June 30, 2017 and 2016, respectively.
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
See Note 8 to the Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal years 2010 through 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.

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
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2017, the Company did not have any outstanding variable rate debt as there were no amounts outstanding on the revolving credit facility. The Company had an outstanding fixed rate debt balance of $123.0 million at June 30, 2017 and 2016.
Foreign Currency Exchange Risk:
Over 85% of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2017 and 2016, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2017, 2016 and 2015, the foreign currency (loss) gain included in net loss was $(0.1), $0.3 and $(1.3) million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 23, 2017

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$172,396	$147,346
Receivables, net	23,475	24,691
Inventories	122,104	134,212
Other current assets	52,172	51,765
Total current assets	370,147	358,014
Property and equipment, net	146,994	183,321
Goodwill	416,987	417,393
Other intangibles, net	13,634	15,185
Other assets	63,726	62,019
Total assets	$1,011,488	$1,035,932
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,049	$59,884
Accrued expenses	122,013	135,431
Total current liabilities	178,062	195,315
Long-term debt	120,599	119,606
Other noncurrent liabilities	204,606	201,610
Total liabilities	503,267	516,531
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 46,400,367 and 46,154,410 common shares at June 30, 2017 and 2016, respectively	2,320	2,308
Additional paid-in capital	214,109	207,475
Accumulated other comprehensive income	3,336	5,068
Retained earnings	288,456	304,550
Total shareholders' equity	508,221	519,401
Total liabilities and shareholders' equity	$1,011,488	$1,035,932
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

	Fiscal Years
	2017	2016	2015
Revenues:
Service	$1,307,732	$1,383,663	$1,429,408
Product	335,865	359,683	363,236
Royalties and fees	48,291	47,523	44,643
	1,691,888	1,790,869	1,837,287
Operating expenses:
Cost of service	838,192	868,188	882,717
Cost of product	166,344	179,341	180,558
Site operating expenses	168,439	182,952	192,442
General and administrative	174,502	178,033	186,051
Rent	279,288	297,271	309,125
Depreciation and amortization	66,327	67,470	82,863
Total operating expenses	1,693,092	1,773,255	1,833,756
Operating (loss) income	(1,204)	17,614	3,531
Other (expense) income:
Interest expense	(8,703)	(9,317)	(10,206)
Interest income and other, net	3,072	4,219	1,697
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	(6,835)	12,516	(4,978)
Income taxes	(9,224)	(9,049)	(14,605)
Equity in loss of affiliated companies, net of income taxes	(81)	(14,783)	(13,629)
Loss from continuing operations	(16,140)	(11,316)	(33,212)
Loss from discontinued operations, net of income taxes (Note 1)	—	—	(630)
Net loss	$(16,140)	$(11,316)	$(33,842)
Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.35)	$(0.23)	$(0.60)
Loss from discontinued operations	—	—	(0.01)
Net loss per share, basic and diluted (1)	$(0.35)	$(0.23)	$(0.62)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,359	48,542	54,992
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2017	2016	2015
Net loss	$(16,140)	$(11,316)	$(33,842)
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(1,889)	(4,276)	(13,515)
Recognition of deferred compensation	157	(162)	370
Other comprehensive loss	(1,732)	(4,438)	(13,145)
Comprehensive loss	$(17,872)	$(15,754)	$(46,987)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2014	56,651,166	$2,833	$337,837	$22,651	$350,671	$713,992
Net loss					(33,842)	(33,842)
Foreign currency translation adjustments				(13,515)		(13,515)
Stock repurchase program	(3,054,387)	(153)	(47,735)			(47,888)
Proceeds from exercise of SARs & stock options	623	—	—			—
Stock-based compensation			8,647			8,647
Shares issued through franchise stock incentive program	27,276	1	460			461
Recognition of deferred compensation (Note 9)				370		370
Net restricted stock activity	39,688	2	(813)			(811)
Minority interest (Note 1)					30	30
Balance, June 30, 2015	53,664,366	2,683	298,396	9,506	316,859	627,444
Net loss					(11,316)	(11,316)
Foreign currency translation adjustments				(4,276)		(4,276)
Stock repurchase program	(7,647,819)	(382)	(100,653)			(101,035)
Proceeds from exercise of SARs & stock options	107	—	—			—
Stock-based compensation			9,797			9,797
Shares issued through franchise stock incentive program	22,084	1	330			331
Recognition of deferred compensation (Note 9)				(162)		(162)
Net restricted stock activity	115,672	6	(734)			(728)
Minority interest (Note 1)			339		(993)	(654)
Balance, June 30, 2016	46,154,410	2,308	207,475	5,068	304,550	519,401
Net loss					(16,140)	(16,140)
Foreign currency translation adjustments				(1,889)		(1,889)
Proceeds from exercise of SARs & stock options	4,370	—	(42)			(42)
Stock-based compensation			9,991			9,991
Shares issued through franchise stock incentive program	27,819	1	352			353
Recognition of deferred compensation (Note 9)				157		157
Net restricted stock activity	213,768	11	(3,667)			(3,656)
Minority interest (Note 1)					46	46
Balance, June 30, 2017	46,400,367	$2,320	$214,109	$3,336	$288,456	$508,221

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(16,140)	$(11,316)	$(33,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,961	56,992	68,259
Equity in loss of affiliated companies	81	14,783	13,629
Deferred income taxes	7,962	7,023	11,154
Gain from sale of salon assets, net	(492)	(1,000)	(1,210)
Loss on write down of inventories	5,905	—	—
Salon asset impairments	11,366	10,478	14,604
Stock-based compensation	13,142	9,797	8,647
Amortization of debt discount and financing costs	1,403	1,514	1,722
Other non-cash items affecting earnings	935	310	257
Changes in operating assets and liabilities(1):
Receivables	724	(577)	446
Inventories	4,010	(7,109)	6,197
Income tax receivable	(535)	501	5,298
Other current assets	820	(460)	3,049
Other assets	(2,586)	(1,133)	(4,480)
Accounts payable	(684)	(4,624)	(3,261)
Accrued expenses	(13,667)	(14,280)	9,031
Other noncurrent liabilities	(7,150)	(5,113)	(4,756)
Net cash provided by operating activities	60,055	55,786	94,744
Cash flows from investing activities:
Capital expenditures	(33,843)	(31,117)	(38,257)
Proceeds from sale of salon assets	2,253	1,740	2,986
Change in restricted cash	1,123	9,042	(312)
Proceeds from company-owned life insurance policies	876	2,948	—
Proceeds from sale of investment	500	—	—
Net cash used in investing activities	(29,091)	(17,387)	(35,583)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(2)	(173,751)
Repurchase of common stock	—	(101,035)	(47,888)
Purchase of noncontrolling interest	—	(760)	—
Employee taxes paid for shares withheld	(3,698)	(754)	(782)
Settlement of equity awards	(3,151)	—	—
Net cash used in financing activities	(6,849)	(102,551)	(222,421)
Effect of exchange rate changes on cash and cash equivalents	935	(781)	(3,088)
Increase (decrease) in cash and cash equivalents	25,050	(64,933)	(166,348)
Cash and cash equivalents:
Beginning of year	147,346	212,279	378,627
End of year	$172,396	$147,346	$212,279

(1)	Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada and Puerto Rico. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Walmart Supercenters. Franchised salons throughout the U.S. are primarily located in strip shopping centers and Walmart Supercenters. Salons in the U.K. are primarily company-owned and operate in malls, leading department stores, mass merchants and high-street locations.
Based on the way the chief operating decision maker evaluates the business, the Company has four reportable segments: North American Value, North American Franchise, North American Premium and International salons. See Note 13 to the Consolidated Financial Statements.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
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
As of June 30, 2017, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns an 84.0% ownership interest in Roosters. As of June 30, 2017, total assets, total liabilities and total shareholders' equity of Roosters were $7.5, $0.8 and $6.7 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2017, 2016 and 2015. Shareholders' equity attributable to the non-controlling interest in Roosters was $0.9 million as of June 30, 2017 and 2016 and recorded within retained earnings on the Consolidated Balance Sheet.
The Company accounts for EEG as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors. See Note 4 to the Consolidated Financial Statements.
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
Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2017 and 2016.
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
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2017 and 2016, the allowance for doubtful accounts was $0.9 and $2.2 million, respectively.
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
Physical inventory counts are performed annually in the fourth quarter of the fiscal year for salons. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor. The cost of product used in salon services is determined by applying an estimated percentage of total cost of service to service revenues. These estimates are updated quarterly based on cycle count results for the distribution centers and salons, service sales mix, discounting, special promotions and other factors.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $53.5, $55.5 and $66.6 million in fiscal years 2017, 2016 and 2015, respectively.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
North American Value	$8,998	$8,393	$9,612
North American Premium	2,105	1,924	4,804
International	263	161	188
Total	$11,366	$10,478	$14,604
Goodwill:
As of June 30, 2017 and 2016, the North American Value reporting unit had $188.9 and $189.2 million of goodwill, respectively, the North American Franchise reporting unit had $228.1 and $228.2 million of goodwill, respectively, and the North American Premium and International reporting units had no goodwill. See Note 3 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment testing is performed at the reporting unit level, which is the same as the Company’s operating segments. As part of the new simplification guidance issued by the Financial Accounting Standards Board (FASB), the goodwill test involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill ("Step 1"). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment test, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company early adopted this guidance when completing the annual fiscal year 2017 impairment analysis and therefore only completed Step 1 of the goodwill impairment test.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment test is unnecessary.
The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the number of salons in each reporting unit as a percent of total company-owned salons or expenses of the reporting unit as a percent of total company expenses.
The Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, corporate-owned and franchise salon counts and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company periodically engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal Year 2017
During the fourth quarter of fiscal year 2017, the Company experienced a triggering event due to the redefining of its operating segments, which also coincided with the annual assessment date. See Note 13 to the Consolidated Financial Statements. In connection with the change in operating segment structure, the Company changed its North American reporting units from two reporting units: North American Value and North American Premium, to three reporting units: North American Value, North American Franchise and North American Premium.
Pursuant to the change in operating segments, the Company performed a goodwill impairment test on its North American Value reporting unit. The North American Premium and International units do not have any goodwill. The Company compared the carrying value of the North American Value reporting unit, including goodwill, to its estimated fair value. The fair value of the reporting unit exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
Based on the changes to the Company's operating segment structure, goodwill has been reallocated based on relative fair value to the North American Value and North American Franchise reporting units at June 30, 2017 and 2016.
Fiscal Years 2016 and 2015
During the Company’s annual goodwill impairment tests, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units were less than their carrying value (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying values of the reporting units were less than the fair values. Accordingly, the Company did not perform a two-step quantitative analysis.
As of June 30, 2017, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 20.0%.
A summary of the Company's goodwill balance by reporting unit is as follows:

	June 30,
	2017	2016
	(Dollars in thousands)
North American Value	$188,888	$189,218
North American Franchise	228,099	228,175
Total	$416,987	$417,393
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below summarizes losses recorded by the Company related to its investments:

	Fiscal Year
	2017	2016	2015
	(Dollars in thousands)
Equity losses (1)	$(81)	$(1,829)	$(8,975)
Other than temporary impairment	—	(12,954)	(4,654)
Total losses	$(81)	$(14,783)	$(13,629)
_____________________________

(1)	For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2017, 2016 and 2015, the Company recorded (decreases) increases in expense for changes in estimates related to prior year open policy periods of $(1.3), $(0.8) and $0.1 million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2017, the Company had $12.4 and $26.1 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2016, the Company had $12.7 and $28.0 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.
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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.7, $3.6 and $3.6 million during fiscal years 2017, 2016 and 2015, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.
Advertising:
Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in site operating expenses in fiscal years 2017, 2016 and 2015 was $35.5, $35.5 and $38.7 million, respectively.
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
The Company records advertising expense in the period the company-owned salons make contributions to the respective advertising fund. During fiscal years 2017, 2016 and 2015, total Company contributions to the franchise advertising funds totaled $17.2, $17.5 and $18.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2017 and 2016, approximately $21.7 and $23.3 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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
The Company has a valuation allowance on the majority of its deferred tax assets amounting to $120.9 and $110.0 million at June 30, 2017 and 2016, respectively.
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
Net (Loss) Income Per Share:
The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

excluded from the computation of diluted earnings per share. While the Company's convertible debt was outstanding (repaid in July 2014), diluted earnings per share would have also reflected the assumed conversion under the convertible debt if the impact was dilutive, along with the exclusion of related interest expense, net of taxes.
Comprehensive (Loss) Income:
Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity.
Foreign Currency Translation:
The balance sheet, statement of operations and statement of cash flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each balance sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2017, 2016 and 2015, the foreign currency (loss) gain recorded within interest income and other, net in the Consolidated Statement of Operations was $(0.1), $0.3 and $(1.3) million, respectively.
Discontinued Operations:
During fiscal year 2015, the Company recorded expenses of $0.6 million in discontinued operations related to Trade Secret legal fees.
Recent Accounting Standards Adopted by the Company:

Stock Compensation

In March 2016, the Financial Accounting Standards Board (FASB) issued updated guidance simplifying the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The Company early adopted this guidance in the first quarter of fiscal year 2017. The Condensed Consolidated Statement of Cash Flows for the twelve months ended June 30, 2016 and June 30, 2015 reflect the reclassification of employee taxes paid for shares withheld of $0.8 million from operating to financing activities, in accordance with this new guidance. The other provisions of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

Goodwill Impairment

In January 2017, the FASB issued updated guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this guidance in the fourth quarter of fiscal year 2017 and applied the new guidance to its fiscal year 2017 goodwill impairment assessment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2017	2016
	(Dollars in thousands)
Other current assets:
Prepaids	$31,842	$30,710
Restricted cash	19,032	20,156
Other	1,298	899
	$52,172	$51,765
Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	47,471	47,031
Equipment, furniture and leasehold improvements	645,149	694,475
Internal use software	71,495	69,045
Equipment, furniture and leasehold improvements under capital leases	57,561	61,213
	825,540	875,628
Less accumulated depreciation and amortization	(623,873)	(636,222)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(54,673)	(56,085)
	$146,994	$183,321
Accrued expenses:
Payroll and payroll related costs	$62,680	$74,013
Insurance	14,876	15,559
Other	44,457	45,859
	$122,013	$135,431
Other noncurrent liabilities:
Deferred income taxes	$108,119	$100,169
Deferred rent	36,271	39,057
Insurance	26,112	28,019
Deferred benefits	17,302	19,490
Other	16,802	14,875
	$204,606	$201,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OTHER FINANCIAL STATEMENT DATA (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2017				2016
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	31	$8,187	$(4,013)	$4,174	31	$8,206	$(3,746)	$4,460
Franchise agreements	19	9,832	(7,433)	2,399	19	9,853	(7,116)	2,737
Lease intangibles	20	14,501	(9,356)	5,145	20	14,535	(8,649)	5,886
Other	21	5,493	(3,577)	1,916	21	5,748	(3,646)	2,102
Total	22	$38,013	$(24,379)	$13,634	22	$38,342	$(23,157)	$15,185
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
Total amortization expense related to intangible assets during fiscal years 2017, 2016 and 2015 was approximately $1.5, $1.5 and $1.7 million, respectively. As of June 30, 2017, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2018	$1,473
2019	1,466
2020	1,463
2021	1,335
2022	1,288
Thereafter	6,609
Total	$13,634
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
Cash paid (received) for:
Interest	$7,293	$7,660	$12,336
Income taxes, net	2,314	2,237	(1,371)
Noncash investing activities:
Unpaid capital expenditures	2,774	6,627	5,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL

The table below contains details related to the Company's goodwill:

	June 30,
	2017			2016
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value (3)	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$670,648	$(253,661)	$416,987	$671,054	$(253,661)	$417,393
_______________________________________________________________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_______________________________________________________________________________

(2)	See Note 13 to the Consolidated Financial Statements.

(3)	The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill:

	North American Value	North American Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2015	$189,925	$229,028	$418,953
Translation rate adjustments	(707)	(853)	(1,560)
Goodwill, net at June 30, 2016	189,218	228,175	417,393
Translation rate adjustments	(63)	(76)	(139)
Derecognition related to venditioned salons (1)	(267)	—	(267)
Goodwill, net at June 30, 2017	$188,888	$228,099	$416,987
_______________________________________________________________________________

(1)
Goodwill is derecognized for salons sold to franchisees with positive cash flows. The amount of goodwill derecognized is determined by a fraction (the numerator of which is the EBITDA of the salon being sold and the denominator of which is the EBITDA of the North American Value reporting unit) that is applied to the total goodwill balance of the North American Value reporting unit.

4. INVESTMENTS IN AFFILIATES
Investment in Empire Education Group, Inc.
The Company accounts for its 54.6% ownership interest in EEG as an equity method investment under the voting interest model. As EEG was a significant subsidiary for the fiscal year 2016 financial statements, the separate financial statements of EEG are included subsequent to the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AFFILIATES (Continued)

The table below summarizes financial information recorded by the Company related to its investment in EEG:

	Fiscal Year
	2017	2016	2015
	(Dollars in thousands)
Equity losses (1)	$—	$(1,832)	$(8,958)
Other than temporary impairment	—	(12,954)	(4,654)
Total losses related to EEG	$—	$(14,786)	$(13,612)
Investment balance	$—	$—	$14,786
_____________________________

(1)	For fiscal year 2015, includes $6.9 million of expense for a non-cash deferred tax valuation allowance related to EEG.
The other than temporary impairment charges resulted from EEG's significantly lower financial projections in fiscal years 2016 and 2015 due to continued declines in enrollment, revenue and profitability. The full impairment of the investment followed previous non-cash impairment charges, EEG's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.
While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.
Investment in MY Style
During fiscal year 2017, the Company sold its 27.1% ownership interest in MY Style to MY Style's parent company, Yamano Holdings Corporation for $0.5 million. This ownership interest was previously accounted for as a cost method investment. Associated with the sale, foreign currency translation loss of $0.4 million previously classified within accumulated other comprehensive income was recognized in earnings. The Company also reported a $0.2 million gain associated with the sale within interest income and other, net on the Consolidated Statement of Operations.

5. FAIR VALUE MEASUREMENTS
Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of the Company's cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values as of June 30, 2017 and 2016. As of June 30, 2017, the estimated fair value of the Company's debt was $125.9 million and the carrying value was $123.0 million, excluding the $1.8 million unamortized debt discount and $0.6 million unamortized debt issuance costs. As of June 30, 2016, the estimated fair value of the Company's debt approximated its carrying value. The estimated fair value of the Company's debt is based on Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2017	2016	2015
	(Dollars in thousands)
Long-lived assets (1)	$(11,366)	$(10,478)	$(14,604)
Investment in EEG (2)	—	(12,954)	(4,654)
_____________________________

(1)	See Note 1 to the Consolidated Financial Statements.

(2)	See Note 4 to the Consolidated Financial Statements.

6. FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2017	2016	2017	2016
	(fiscal year)			(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	5.50%	$120,599	$119,606
Revolving credit facility	2018	—	—	—	—
				$120,599	$119,606
The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2017.
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
The following table contains details related to the Company's Senior Term Notes:

	June 30,
	2017	2016
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(1,815)	(2,565)
Unamortized debt issuance costs	(586)	(829)
Senior Term Notes, net	$120,599	$119,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FINANCING ARRANGEMENTS (Continued)

Revolving Credit Facility
In January 2016, the Company amended its revolving credit facility primarily reducing the borrowing capacity from $400.0 to $200.0 million. The revolving credit facility expires in June 2018 and has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the credit agreement include change of control of the Company and the Company's default with respect to other debt exceeding $10.0 million. As of June 30, 2017 and 2016, the Company had no outstanding borrowings under this revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the revolving credit facility of $1.5 and $1.6 million at June 30, 2017 and 2016, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2017 and 2016 was $198.5 and $198.4 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
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
Sublease income was $31.5, $31.4 and $30.9 million in fiscal years 2017, 2016 and 2015, respectively. Rent expense on premises subleased was $31.1, $30.9 and $30.5 million in fiscal years 2017, 2016 and 2015, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4, $0.5, and $0.4 million for fiscal years 2017, 2016 and 2015, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. The aggregate amount of lease payments to be made over the remaining lease term are approximately $2.4 million. The amount of rental income approximates the amount of rent expense, thereby having no material impact on rent expense or net (loss) income.
Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
Minimum rent	$217,738	$228,580	$236,137
Percentage rent based on sales	7,215	8,256	8,238
Real estate taxes and other expenses	54,335	60,435	64,750
	$279,288	$297,271	$309,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

As of June 30, 2017, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal Year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2018	$205,901	$69,020
2019	160,388	59,194
2020	115,398	45,634
2021	72,448	31,289
2022	34,502	17,603
Thereafter	21,781	20,436
Total minimum lease payments	$610,418	$243,176
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
See Note 8 to the Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal years 2010 through 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.

8. INCOME TAXES
The components of (loss) income before income taxes are as follows:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(7,759)	$12,481	$(6,630)
International	924	35	1,652
	$(6,835)	$12,516	$(4,978)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

The provision for income taxes consists of:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
Current:
U.S.	$994	$819	$1,670
International	268	1,207	1,781
Deferred:
U.S.	7,901	6,997	9,439
International	61	26	1,715
	$9,224	$9,049	$14,605
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(2.2)	5.4	(3.7)
Valuation allowance (1)	(168.0)	66.5	(362.8)
Foreign income taxes at other than U.S. rates	(2.0)	2.5	(5.3)
Officer life insurance	6.8	(7.6)	9.6
Work Opportunity and Welfare-to-Work Tax Credits	23.2	(24.7)	53.3
Expiration of capital loss carryforward	—	—	(9.5)
Other, net (2)	(27.8)	(4.8)	(10.0)
	(135.0)%	72.3%	(293.4)%
_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.
(2)     The (27.8)% of Other, net in fiscal year 2017 includes the rate impact of meals and entertainment expense disallowance, adjustments resulting from charitable contributions, employee share-based compensation payments, and miscellaneous items of (5.5)%, (8.6)%, (21.8)%, and 8.1%, respectively. Miscellaneous items do not include any items in excess of 5% of computed tax.
The 4.8% of Other, net in fiscal year 2016 does not include the rate impact of any items in excess of 5% of computed tax.
The (10.0)% of Other, net in fiscal year 2015 includes the rate impact of meals and entertainment expense disallowance and miscellaneous items of (6.0)% and (4.0)%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$13,216	$14,542
Payroll and payroll related costs	24,666	27,066
Net operating loss carryforwards	29,171	22,433
Tax credit carryforwards	32,852	30,386
Inventories	1,914	2,369
Fixed assets	7,982	82
Accrued advertising	2,723	3,076
Insurance	4,153	4,285
Other	7,494	7,809
Subtotal	$124,171	$112,048
Valuation allowance	(120,903)	(110,046)
Total deferred tax assets	$3,268	$2,002
Deferred tax liabilities:
Goodwill and intangibles	$(103,889)	$(95,451)
Other	(7,498)	(6,720)
Total deferred tax liabilities	$(111,387)	$(102,171)
Net deferred tax liability	$(108,119)	$(100,169)
At June 30, 2017, the Company has tax effected federal, state, Canada and U.K. net operating loss carryforwards of approximately $21.4, $6.6, $0.2 and $1.0 million, respectively. The federal loss carryforward will expire from fiscal years 2034 to 2037. The state loss carryforwards will expire from fiscal years 2018 to 2037. The Canada loss carryforward will expire in fiscal years 2036 and 2037. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $32.9 million consists of $30.9 million that will expire from fiscal years 2030 to 2037, $0.5 million that will expire from fiscal years 2020 to 2027 and $1.5 million of carryforward that has no expiration date.
As of June 30, 2017, undistributed earnings of international subsidiaries of approximately $10.2 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company’s U.S. federal income tax returns for fiscal year 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and were moved to the IRS Appeals Division for outstanding IRS proposed audit adjustments. The Company believes its income tax positions and deductions will be sustained and will continue to vigorously defend such positions. All earlier tax years are closed to examination. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$1,357	$1,496	$1,468
Additions based on tax positions related to the current year	259	138	37
Additions based on tax positions of prior years	80	170	352
Reductions on tax positions related to the expiration of the statute of limitations	(179)	(207)	(361)
Settlements	(129)	(240)	—
Balance at end of period	$1,388	$1,357	$1,496
If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $0.9 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2017, 2016 and 2015, we recorded interest and penalties of approximately $0.1 million as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. This amount is not included in the gross unrecognized tax benefits noted above.
It is reasonably possible the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next fiscal year. However, an estimate of the amount or range of the change cannot be made at this time.

9. BENEFIT PLANS
Regis Retirement Savings Plan:
The Company maintains a defined contribution 401(k) plan, the Regis Retirement Savings Plan (RRSP). The RRSP is a defined contribution profit sharing plan with a 401(k) feature that is intended to qualify under Section 401(a) of the Internal Revenue Code (Code) and is subject to the Employee Retirement Income Security Act of 1974 (ERISA).
The 401(k) portion of the RRSP is a cash or deferred arrangement intended to qualify under section 401(k) of the Code and under which eligible employees may elect to contribute a percentage of their eligible compensation. Employees who are 18 years of age or older and who were not highly compensated employees as defined by the Code during the preceding RRSP year are eligible to participate in the RRSP commencing with the first day of the month following their completion of one month of service.
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
Nonqualified Deferred Salary Plan:
The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers and all other employees who are highly compensated as defined by the Code. The discretionary employer contribution portion of the Executive Plan is a profit sharing component in which a participant's interest becomes 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service, and with participants becoming fully vested after six full years of service. Certain participants within the Executive Plan also receive a matching contribution from the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2017, the Company's cumulative contributions to the ESPP totaled $10.6 million.
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.2, $0.2 and $0.4 million for fiscal years 2017, 2016 and 2015, respectively.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2017	2016
	(Dollars in thousands)
Current portion (included in accrued liabilities)	$1,658	$1,353
Long-term portion (included in other noncurrent liabilities)	5,163	5,898
	$6,821	$7,251
The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.7 and $0.5 million at June 30, 2017 and 2016, respectively.
The Company had previously agreed to pay the former Vice Chairman an annual amount for the remainder of his life. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse. In October 2013, the former Vice Chairman passed away and the Company began paying survivor benefits to his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.3, $0.2 and $0.8 million for fiscal years 2017, 2016 and 2015, respectively. Related obligations totaled $2.8 and $3.0 million at June 30, 2017 and 2016, respectively, with $0.5 million within accrued expenses at June 30, 2017 and 2016, respectively and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
In connection with the passing of two former employees in January 2016, the Company received $2.9 million in life insurance proceeds. The Company recorded a gain of $1.2 million in general and administrative in the Consolidated Statement of Operations associated with the proceeds.
In connection with the passing of a former employee in January 2017, the Company received $0.9 million in life insurance proceeds. The Company recorded a gain of $0.1 million in general and administrative in the Consolidated Statement of Operations associated with the proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

Compensation expense included in (loss) income before income taxes and equity in loss of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2017	2016	2015
	(Dollars in thousands)
Executive plans	$249	$289	$224
ESPP	284	307	325
Deferred compensation contracts	514	402	1,195

10. EARNINGS PER SHARE
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
For fiscal years 2017, 2016 and 2015, 728,223, 446,992, and 251,763, respectively, of common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded the following shares as they were not dilutive:

	Fiscal Year
	2017	2016	2015
Equity-based compensation awards	2,407,158	2,133,675	1,948,507
Shares from convertible debt	—	—	465,055

11. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2016 Long Term Incentive Plan (the 2016 Plan). The 2016 Plan, which was approved by the Company's shareholders at its 2016 Annual Meeting, provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2016 Plan, a maximum of 3,500,000 shares were approved for issuance. The 2016 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.4 times higher than appreciation awards (such as SARs and stock options). As of June 30, 2017, a maximum of 4,324,855 shares were available for grant under the 2016 Plan. All unvested awards are subject to forfeiture in event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2016 Plan generally include various acceleration terms, including upon retirement for participants aged sixty-two years or older or who are aged fifty-five or older and have fifteen years of continuous service.
The Company also has outstanding awards under the Amended and Restated 2004 Long Term Incentive Plan (the "2004 Plan"), although the 2004 Plan terminated in October 2016 and no additional awards have since been or will be made under the 2004 Plan. The 2004 Plan provided for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance share units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company.
The Company also has outstanding stock options under the 2000 Stock Option Plan (the "2000 Plan"), although the 2000 Plan terminated in 2010 and no additional awards have since been or will be made under the 2000 Plan. The 2000 Plan allowed the Company to grant both incentive and nonqualified stock options and replaced the Company's 1991 Stock Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

Under the 2016 Plan, the 2004 Plan and the 2000 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2017, 2016 and 2015 were as follows:

	2017	2016	2015
SARs	$3.68	$3.51	$6.16
RSAs & RSUs	11.73	11.18	15.95
PSUs	12.28	12.11	15.15
The fair value of SARs granted are estimated on the date of grant using the Black-Scholes-Merton (BSM) option valuation model. The significant assumptions used in determining the estimated fair value of SARs granted during fiscal years 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Risk-free interest rate	1.99%	1.71%	1.53 - 1.84%
Expected term (in years)	6.50	6.00	6.00
Expected volatility	31.50%	30.00%	38.00 - 44.00%
Expected dividend yield	0%	0%	0%
The risk free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the SARs granted. Expected volatility is established based on historical volatility of the Company's stock price. Estimated expected life was based on an analysis of historical stock awards granted data which included analyzing grant activity including grants exercised, expired and canceled. The expected dividend yield is determined based on the Company's annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.
Stock-based compensation expense recorded in G&A was as follows:

	2017	2016	2015
SARs	$3,533	$2,774	$2,652
RSAs, RSUs, & PSUs	9,609	7,023	5,995
Total stock-based compensation expense	$13,142	$9,797	$8,647
Total compensation cost for stock-based payment arrangements for fiscal year 2017 includes $5.4 million related to the termination of former executive officers.
Stock Appreciation Rights & Stock Options:
SARs and stock options granted under the 2016 Plan, 2004 Plan and 2000 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the April 2017 grant to the Chief Executive Officer, which vests in full after two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2016	2,209	98	$16.39
Granted	1,000	—	11.15
Forfeited/Expired	(243)	(44)	19.33
Exercised	(82)	—	10.84
Outstanding balance at June 30, 2017	2,884	54	$14.47	7.3	$—
Exercisable at June 30, 2017	1,571	54	$17.06	5.7	$—
Unvested awards, net of estimated forfeitures	1,294	—	$11.26	9.4	$—
As of June 30, 2017, there was $3.7 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Awards & Restricted Stock Units:
RSAs and RSUs granted to employees under the 2016 Plan and 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a three or five year period. In addition, the Chief Executive Officer has an outstanding RSU grant that vests upon the achievement of a specified value for the Company's stock over a specified period of time. RSUs granted to non-employee directors under the 2016 Plan and 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all of our RSAs and RSUs is as follows:

	Shares/Units (in thousands)		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSAs	RSUs
Outstanding balance at June 30, 2016	122	908	$14.91
Granted	—	517	11.73
Forfeited	—	(82)	13.78
Vested	(121)	(534)	14.91
Outstanding balance at June 30, 2017	1	809	$12.77	$8,326
Vested at June 30, 2017	1	203	$14.69	$2,103
Unvested awards, net of estimated forfeitures	—	565	$12.07	$5,802
As of June 30, 2017, there was $3.7 million of unrecognized expense related to RSAs and RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

Activity for all of our PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
	PSUs
Outstanding balance at June 30, 2016	556	$13.00	$7,679
Granted	393	12.28
Forfeited	(508)	12.68
Vested	—	—
Outstanding balance at June 30, 2017	441	$12.74	$4,531
Vested at June 30, 2017	—	$—	$—
Unvested awards, net of estimated forfeitures	412	$12.74	$4,230
_______________________________________________________________________________

(1)	Includes actual or expected payout rates as set forth in the performance criteria.
In connection with the termination of former executive officers, the Company settled certain PSUs for cash of $3.2 million during fiscal year 2017.
PSUs granted in fiscal year 2017 have a performance period of three years, after which they will vest to the extent earned. Future compensation expense for these unvested awards could reach a maximum of $2.8 million to be recognized over 2.1 years, if the maximum performance metrics are achieved.
PSUs granted in fiscal years 2016 and 2015 had a performance period of one year. They have been earned and will vest three years from the initial grant date. As of June 30, 2017, there was $0.6 million of expense related to the fiscal 2016 and 2015 PSUs that is expected to be recognized over a weighted-average period of 1.0 year.
12. SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
Shareholders' Rights Plan:
The Company previously had a shareholders' rights plan, which expired by its terms in December 2016.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, and to $450.0 million in January 2016. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2017	2016	2015
	(Dollars in thousands)
Foreign currency translation	$2,684	$4,573	$8,849
Unrealized gain on deferred compensation contracts	652	495	657
Accumulated other comprehensive income	$3,336	$5,068	$9,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the fourth quarter of fiscal year 2017, the Company redefined its operating segments to reflect how the chief operating decision maker now evaluates the business as a result of the increased focus on the franchise business as a result of a number of factors including appointing a President of Franchise in April 2017. The Company now reports its operations in four operating segments: North American Value, North American Franchise, North American Premium and International. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had three operating segments: North American Value, North American Premium, and International. The Company did not operate under the realigned operating segment structure prior to the fourth quarter of fiscal year 2017.
The North American Value reportable operating segment is comprised of 5,439 company-owned salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.
The North American Franchise reportable operating segment is comprised of 2,633 franchised salons located mainly in strip center locations, and Walmart Supercenters. North American Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates in the United States and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The North American Premium reportable operating segment is comprised of 559 company-owned salons primarily in mall-based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.
The International reportable operating segment is comprised of 275 company-owned and 13 franchised salons located in malls, department stores and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT INFORMATION (Continued)

Concurrent with the change in reportable segments, the Company recast its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information shown in the following table and elsewhere in this filing reflects this change. Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Year Ended June 30, 2017
	North American Value	North American Franchise	North American Premium	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,035,900	$—	$200,732	$71,100	$—	$1,307,732
Product	244,500	30,548	40,769	20,048	—	335,865
Royalties and fees	—	47,973	—	318	—	48,291
	1,280,400	78,521	241,501	91,466	—	1,691,888
Operating expenses:
Cost of service	657,013	—	140,743	40,436	—	838,192
Cost of product	112,156	22,640	20,571	10,977	—	166,344
Site operating expenses	136,895	—	24,885	6,659	—	168,439
General and administrative	44,344	21,193	12,130	8,480	88,355	174,502
Rent	200,700	170	53,253	24,321	844	279,288
Depreciation and amortization	45,737	357	8,260	2,515	9,458	66,327
Total operating expenses	1,196,845	44,360	259,842	93,388	98,657	1,693,092
Operating income (loss)	83,555	34,161	(18,341)	(1,922)	(98,657)	(1,204)
Other (expense) income:
Interest expense	—	—	—	—	(8,703)	(8,703)
Interest income and other, net	—	—	—	—	3,072	3,072
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$83,555	$34,161	$(18,341)	$(1,922)	$(104,288)	$(6,835)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2016
	North American Value	North American Franchise	North American Premium	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,064,109	$—	$233,520	$86,034	$—	$1,383,663
Product	252,301	31,406	49,918	26,058	—	359,683
Royalties and fees	—	47,523	—	—	—	47,523
	1,316,410	78,929	283,438	112,092	—	1,790,869
Operating expenses:
Cost of service	659,140	—	161,466	47,582	—	868,188
Cost of product	117,464	23,086	24,573	14,218	—	179,341
Site operating expenses	145,494	—	29,751	7,707	—	182,952
General and administrative	44,881	21,472	14,408	10,663	86,609	178,033
Rent	206,948	162	58,144	30,961	1,056	297,271
Depreciation and amortization	46,313	363	7,892	2,843	10,059	67,470
Total operating expenses	1,220,240	45,083	296,234	113,974	97,724	1,773,255
Operating income (loss)	96,170	33,846	(12,796)	(1,882)	(97,724)	17,614
Other (expense) income:
Interest expense	—	—	—	—	(9,317)	(9,317)
Interest income and other, net	—	—	—	—	4,219	4,219
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$96,170	$33,846	$(12,796)	$(1,882)	$(102,822)	$12,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2015
	North American Value	North American Franchise	North American Premium	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,081,704	$—	$253,520	$94,184	$—	$1,429,408
Product	247,316	29,756	56,080	30,084	—	363,236
Royalties and fees	—	44,643	—	—	—	44,643
	1,329,020	74,399	309,600	124,268	—	1,837,287
Operating expenses:
Cost of service	656,069	—	174,733	51,915	—	882,717
Cost of product	115,116	22,031	28,095	15,316	—	180,558
Site operating expenses	152,739	—	30,769	8,934	—	192,442
General and administrative	44,562	21,296	15,431	11,533	93,229	186,051
Rent	211,885	292	61,716	33,109	2,123	309,125
Depreciation and amortization	56,407	425	13,094	3,148	9,789	82,863
Total operating expenses	1,236,778	44,044	323,838	123,955	105,141	1,833,756
Operating income (loss)	92,242	30,355	(14,238)	313	(105,141)	3,531
Other (expense) income:
Interest expense	—	—	—	—	(10,206)	(10,206)
Interest income and other, net	—	—	—	—	1,697	1,697
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$92,242	$30,355	$(14,238)	$313	$(113,650)	$(4,978)
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2017		2016		2015
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,486,502	$132,554	$1,563,023	$167,613	$1,585,672	$198,471
Other countries	205,386	14,440	227,846	15,708	251,615	19,686
Total	$1,691,888	$146,994	$1,790,869	$183,321	$1,837,287	$218,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items which impacted fiscal years 2017 and 2016 revenues, operating and net (loss) income.
Summarized quarterly data for fiscal years 2017 and 2016 follows:

	Quarter Ended
	September 30	December 31	March 31(a)	June 30(b)	Year Ended
	(Dollars in thousands, except per share amounts)
2017
Revenues	$431,042	$424,043	$412,603	$424,200	$1,691,888
Cost of service and product revenues, excluding depreciation and amortization	251,242	254,841	248,509	249,944	1,004,536
Operating income (loss)	7,715	(847)	(12,784)	4,712	(1,204)
Net income (loss)	3,281	(2,219)	(18,455)	1,253	(16,140)
Net income (loss) per basic and diluted share(d)	0.07	(0.05)	(0.40)	0.03	(0.35)

	Quarter Ended
	September 30	December 31(c)	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2016
Revenues	$450,130	$450,467	$442,565	$447,707	$1,790,869
Cost of service and product revenues, excluding depreciation and amortization	260,804	267,056	260,046	259,623	1,047,529
Operating income (loss)	4,276	(2,883)	5,621	10,600	17,614
Net (loss) income	(808)	(13,986)	(2,084)	5,562	(11,316)
Net (loss) income per basic and diluted share(d)	(0.02)	(0.29)	(0.04)	0.12	(0.23)
_______________________________________________________________________________

(a)
During the third quarter of fiscal year 2017, the Company recorded $7.9 million of severance expense related to the termination of former executive officers including the Company's Chief Executive Officer.

(b)	During the fourth quarter of fiscal year 2017, the Company recorded $5.9 million for a one-time inventory expense related to salon tools.

(c)	During the second quarter of fiscal year 2016, the Company recorded a $13.0 million other than temporary impairment charge on its investment in EEG.

(d)	Total is an annual recalculation; line items calculated quarterly may not sum to total.
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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2017 based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.

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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2017 Proxy Statement, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2017 Proxy Statement, and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies and Disclosures" (within the "Investor Information" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found in the same section of the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation" and "Fiscal 2017 Director Compensation" of the Company's 2017 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2017 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2017 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2017 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 4—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2017 Proxy Statement and is incorporated herein by reference.

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
Exhibit Number/Description

3(a)
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000; Articles of Amendment to Restated Articles of Incorporation, dated October 22, 2013. (Incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K/A filed on September 26, 2014.)

3(b)	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on October 31, 2006.)

4(a)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4(b)
Indenture, dated December 1, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee, in respect of the 5.50% Senior Notes due 2019 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 4, 2015.)

10(a)*
Regis Corporation Short Term Incentive Compensation Plan, effective August 19, 2014. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Definitive Form 14A filed on September 10, 2014.)

10(b)*
Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008, between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K filed on August 29, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q filed February 9, 2009.)

10(c)*
Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(a) of the Company's Current Report on Form 10-Q filed November 9, 2012.)

10(d)*
Amendment to Employment Agreement, dated January 13, 2015, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed January 29, 2015.)

10(e)*
Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q filed February 4, 2013.)

10(f)*
Amendment No. 1 to Employment Agreement, dated June 30, 2016, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K filed on August 23, 2016.)

10(g)*
Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed November 9, 2012.)

10(h)*	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q filed February 3, 2014.)

10(i)*	Employment Agreement, dated October 21, 2013, between the Company and Carmen Thiede. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed February 3, 2014.)

10(j)*
Employment Agreement, dated December 15, 2014, between the Company and Annette Miller. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q filed January 29, 2015.)

10(k)*
Amended and Restated Employment Agreement, dated May 1, 2015, between the Company and Andrew Dulka. (Incorporated by reference to Exhibit 10(k) of the Company’s Annual Report on Form 10-K filed August 28, 2015.)

10(l)*
Letter Agreement with Huron Consulting Services LLC for CFO Services, dated January 25, 2017. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(m)*	Employment Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer.

10(n)*	Restricted Stock Unit Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer.

10(o)*	Stock Appreciation Right Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer.

10(p)*	Separation Agreement, dated April 16, 2017, between the Company and Daniel Hanrahan.

10(q)*	Separation Agreement, dated February 28, 2017, between the Company and Heather Passe.

10(r)*	Employment Offer Letter, dated June 16, 2017, between the Company and Andrew H. Lacko.

10(s)*
Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10(t)*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10(u)*	Form of Restricted Stock Unit Award (Annual Executive Grants).

10(v)*	Form of Stock Appreciation Right Award (Annual Executive Grants).

10(w)*	Form of Performance Stock Unit Award (Fiscal 2017 Executive Grants).

10(x)*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(y)*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated effective October 18, 2016. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(z)*	Supplemental Performance-Based Cash Retention Bonus Plan, dated January 2017. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(aa)*	Changes to Severance Program, dated January 23, 2017. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(bb)
Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, the various financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and an Issuer, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank, National Association and Wells Fargo Bank, N.A., as Documentation Agents. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 14, 2013.)

10(cc)
First Amendment, dated as of January 27, 2016, to the Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, the various financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q filed on January 28, 2016).

21	List of Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Baker Tilly Virchow Krause, LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION
By	/s/ HUGH. E SAWYER
Hugh E. Sawyer, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ ANDREW H. LACKO
Andrew H. Lacko, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
DATE: August 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID P. WILLIAMS
David P. Williams, Chairman of the Board of Directors	Date: August 23, 2017

/s/ HUGH E. SAWYER
Hugh E. Sawyer, Director	Date: August 23, 2017

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 23, 2017

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 23, 2017

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 23, 2017

/s/ STEPHEN E. WATSON
Stephen E. Watson, Director	Date: August 23, 2017

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 23, 2017

/s/ MARK LIGHT
Mark Light, Director	Date: August 23, 2017

EEG, Inc. and Subsidiaries
Consolidated Financial Statements
June 30, 2017, 2016, and 2015

EEG, Inc. and Subsidiaries

June 30, 2017, 2016, and 2015

Independent Auditors’ Report
Board of Directors
EEG, Inc. and Subsidiaries

Report on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of EEG, Inc. and Subsidiaries, which comprise the consolidated balance sheet as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2017, 2016, and 2015, and the related notes to the consolidated financial statements.
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

1

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EEG, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years ended June 30, 2017, 2016, and 2015, in accordance with accounting principles generally accepted in the United States of America.
/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Wilkes-Barre, Pennsylvania
August 22, 2017

EEG, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2017 and 2016

	2017	2016		2017	2016

Assets			Liabilities and Shareholders' Equity

Current Assets			Current liabilities
Cash and cash equivalents	$25,352,516	$40,974,612	Current maturities, capital lease obligation
Restricted cash	1,493,311	139,264	and long term debt	$284,962	$481,346
Accounts receivable:			Accounts payable, trade	1,591,499	1,618,751
Students (net of allowance of $6,173,459 and			Affiliates	—	3,118
$5,921,211 in 2017 and 2016, respectively)	2,658,271	2,529,767	Accounts payable, accrued	2,172,315	2,358,180
Other	60,297	137,306	Accrued payroll	1,813,196	1,285,360
Affiliates, unsecured	14,377	17,992	Accrued expenses	1,688,190	1,368,572
Inventories	2,139,962	2,145,571	Trust liabilities	243,311	139,264
Prepaid expenses	896,441	723,143	Unearned tuition	10,591,801	10,905,463
Prepaid corporate income taxes	34,127	65,303
			Total current liabilities	18,385,274	18,160,054
Total current assets	32,649,302	46,732,958
			Capital Lease Obligation	6,485,948	6,770,910
Property and Equipment, Net	29,171,576	32,117,007
			Long-Term Debt	—	14,921,514
Other Assets
Intangibles, not subject to amortization	8,704,186	8,704,186	Deferred Rent	5,695,401	7,063,670
Intangibles, net	84,586	110,740
Prepublication costs (net of accumulated			Total liabilities	30,566,623	46,916,148
amortization of $212,552 and $149,037 in 2017
and 2016, respectively)	104,089	167,604	Commitments and Contingencies (Notes 11, 14)
Notes receivable, employees, secured	217,883	216,791
Deposits and other assets	928,336	1,063,936	Shareholders' Equity
			Preferred stock:
Total other assets	10,039,080	10,263,257	Series A, 8% cumulative, redeemable, $0.001
			par value, 150 shares authorized, 100
			issued and outstanding	10,000,000	10,000,000
			Series B, 8% cumulative, redeemable, $0.001
			par value, 114 shares authorized,
			none issued and outstanding	—	—
			Common stock, $0.001 par value; 10,000 shares
			authorized, 897.938 shares issued and outstanding	1	1
			Additional paid-in capital	66,346,025	66,346,025
			Accumulated deficit	(35,052,691)	(34,148,952)

			Total shareholders' equity	41,293,335	42,197,074

Total	$71,859,958	$89,113,222	Total	$71,859,958	$89,113,222

See notes to consolidated financial statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Operations
For the Years Ended June 30, 2017, 2016, and 2015

	2017	2016	2015

Revenue
Educational services	$102,419,283	$110,684,320	$132,946,719
Products	23,067,181	19,617,360	22,050,047

Total revenue	125,486,464	130,301,680	154,996,766

Operating Expenses
Cost of educational services, exclusive of
depreciation and amortization	72,080,948	83,330,808	97,804,550
Cost of product sales	12,308,256	12,386,245	14,545,443
General, selling, and administrative, exclusive of
depreciation and amortization	33,963,801	32,679,233	38,269,157
Depreciation and amortization	4,388,765	4,909,281	5,352,592
Other operating expenses	2,498,050	2,723,148	2,902,235
Loss on disposal and sale of assets	20,427	38,678	167,942
Impairment loss	877,088	91,258	218,950

Total operating expenses	126,137,335	136,158,651	159,260,869

Loss from Operations	(650,871)	(5,856,971)	(4,264,103)

Other Income (Expense)
Interest expense	(801,796)	(800,875)	(655,523)
Interest income	51,098	70,531	73,156
Miscellaneous income	185,541	513,823	733,594

Total other income (expense), net	(565,157)	(216,521)	151,227

Loss Before (Benefit) Provision for Income Taxes	(1,216,028)	(6,073,492)	(4,112,876)

(Benefit) Provision for Income Taxes	(317,001)	(522,484)	12,625,065

Net loss	$(899,027)	$(5,551,008)	$(16,737,941)

See notes to consolidated financial statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity
For the Years Ended June 30, 2017, 2016, and 2015

	Series A				Additional	Retained Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, June 30, 2014	—	$—	889.938	$1	$66,595,868	$(11,820,360)	$54,775,509

Net Loss	—	—	—	—	—	(16,737,941)	(16,737,941)

Repurchase & Cancellation of Shares	—	—	(2)	—	(46,804)	(35,259)	(82,063)

Cancellation of Non-Qualified Stock Option	—	—	—	—	(179,764)	—	(179,764)

Compensation Costs from Stock Options	—	—	—	—	30,981	—	30,981

Balance, June 30, 2015	—	—	887.938	1	66,400,281	(28,593,560)	37,806,722

Net Loss	—	—	—	—	—	(5,551,008)	(5,551,008)

Cancellation of Non-Qualified Stock Options	—	—	—	—	(54,256)	—	(54,256)

Issuance of Preferred Stock	100	10,000,000	—	—	—	—	10,000,000

Preferred stock dividends	—	—	—	—	—	(4,384)	(4,384)

Balance, June 30, 2016	100	10,000,000	887.938	1	66,346,025	(34,148,952)	42,197,074

Net Loss	—	—	—	—	—	(899,027)	(899,027)

Redemption of Preferred Stock	(100)	(10,000,000)	—	—	—	—	(10,000,000)

Issuance of Preferred Stock	100	10,000,000	—	—	—	—	10,000,000

Preferred stock dividends	—	—	—	—	—	(4,712)	(4,712)

Balance, June 30, 2017	100	$10,000,000	887.938	$1	$66,346,025	$(35,052,691)	$41,293,335
See notes to consolidated financial statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
June 30, 2017, 2016, and 2015

	2017	2016	2015

Cash Flows from Operating Activities
Net loss	$(899,027)	$(5,551,008)	$(16,737,941)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,299,097	4,798,864	5,214,764
Amortization of intangibles	26,154	46,901	76,714
Amortization of prepublication costs	63,515	63,516	61,114
Provision for uncollectible accounts	252,248	(2,743,629)	1,953,954
Impairment loss	877,088	91,258	218,950
Deferred compensation	—	(217,768)	—
Compensation cost from stock options	—	—	30,981
Loss on disposal and sale of equipment	20,427	38,678	167,942
Changes in assets and liabilities:
Accounts receivable, student	(380,752)	6,581,543	(5,083,059)
Deferred income taxes	—	(54,256)	13,998,601
Inventories	5,609	487,047	1,338,430
Prepaid expenses and other assets	74,102	1,534,039	3,635,353
Restricted cash and trust liabilities	(1,250,000)	250,062	(250,062)
Notes receivable, employee, secured	(1,092)	(1,090)	(1,156)
Accounts payable and accrued expenses	631,219	(2,006,772)	(1,904,515)
Unearned tuition	(313,662)	1,421,952	(4,225,365)
Deferred rent	(1,368,269)	184,956	2,639,824

Total adjustments	2,935,684	10,475,301	17,872,470

Net cash provided by operating activities	2,036,657	4,924,293	1,134,529

Cash Flows from Investing Activities
Purchases of property and equipment	(2,252,871)	(3,661,895)	(4,223,078)
Proceeds from sale of property and equipment	1,690	1,523,510	242,003
Investment in prepublication costs	—	—	(13,100)

Net cash used in investing activities	(2,251,181)	(2,138,385)	(3,994,175)

Cash Flows from Financing Activities
Net repayment of long-term debt	(15,142,677)	(5,721,163)	(636,163)
Repayment of capital lease obligation	(260,183)	(237,560)	(244,149)
Proceeds from preferred stock issuance	10,000,000	10,000,000	—
Repayment of preferred stock	(10,000,000)	—	—
Preferred stock dividends	(4,712)	(4,384)	—

Net cash (used in) provided by financing activities	(15,407,572)	4,036,893	(880,312)

Net (Decrease) Increase in Cash and Cash Equivalents	(15,622,096)	6,822,801	(3,739,958)

Cash and Cash Equivalents, Beginning	40,974,612	34,151,811	37,891,769

Cash and Cash Equivalents, Ending	$25,352,516	$40,974,612	$34,151,811

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest	$803,776	$805,595	$648,105

Income taxes refunded, net	$(317,001)	$(1,722,836)	$(3,736,501)

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Additional paid-in capital - repurchase and cancellation of shares	$—	$—	$101,757

Retained earnings - repurchase and cancellation of shares	$—	$—	$35,259

Notes receivable, employee, secured - repurchase and cancellation of shares	$—	$—	$(110,163)

Accrued expenses - repurchase and cancellation of shares	$—	$—	$(26,853)

Additional paid-in capital - non-qualifying stock option cancellation after vesting	$—	$54,256	$179,764

Deferred tax asset - non-qualifying stock option cancelled after vesting	$—	$(54,256)	$(179,764)

Deferred compensation liability	$—	$217,768	$—

Stock based employee compensation	$—	$(217,768)	$—

See notes to consolidated financial statements

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Organizational Matters
EEG, Inc. ("EEG") owns and operates 88 cosmetology schools located throughout the United States. With the exception of 2 cosmetology schools owned by wholly-owned subsidiaries, Gary’s Incorporated ("Gary’s"), and Northern Westchester School of Hair Dressing and Cosmetology, Inc. ("Northern Westchester"), all of EEG’s cosmetology schools are owned directly by EEG. EEG operates cosmetology schools under the brand of Empire Beauty School.
Principles of Consolidation
The consolidated financial statements include the accounts of EEG and its wholly-owned subsidiaries, Gary’s and Northern Westchester (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.
Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through August 22, 2017, the date the consolidated financial statements were available to be issued.
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
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
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company assesses the recoverability of long-lived assets by calculating expected future cash flows to be generated by the assets. If future undiscounted cash flows are insufficient to support the carrying cost of an asset group, then an impairment loss, measured as the difference between the carrying amount of the asset and the discounted future cash flows it may generate, is calculated and recorded. The Company recorded impairments of tangible fixed assets of $877,088, $91,258, and $218,950 for the years ended June 30, 2017, 2016, and 2015, respectively.
Intangible Assets
The Company has recorded values for Intangibles, not subject to amortization and Intangibles, net.
Intangibles, not subject to amortization comprise Accreditation and a Non-Compete Agreement with Regis Corporation ("Regis"), an affiliated company, valued as of the acquisition dates of acquired schools. Intangibles, not subject to amortization are tested for impairment at least annually in the fourth quarter, or sooner if circumstances indicate necessity for earlier testing (Note 4).
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
June 30, 2017, 2016, and 2015

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Prepublication Costs
The Company capitalizes all prepublication direct costs incurred in the physical production of master publication-ready textbooks. These costs include the cost of manuscripts, salaries of staff directly working on designing, writing and editing the master volumes, the costs of supplies, photography, models, expendable goods, rental and maintenance of facilities, depreciation and amortization of equipment and leasehold improvements used directly by the production staff, and costs of nonemployee translators, editors, and writers. The capitalization of prepublication costs ceases when the master volume textbook is ready for submission to a printing house for mass production of the text. Prepublication costs are amortized using the straight-line method over estimated lives of 5-7 years. Amortization expense related to prepublication costs for the years ended June 30, 2017, 2016, and 2015, was $63,515, $63,516 and $61,114, respectively.
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $8,521,886, $9,081,845 and $10,287,389 for the years ended June 30, 2017, 2016, and 2015, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under Generally Accepted Accounting Principles ("GAAP"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective January 1, 2018, for a calendar year public entity. For non-public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018. A non-public entity may elect to apply this guidance earlier; however, not before an annual reporting period beginning after December 15, 2016. Management is evaluating this new guidance.
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
Due to the regulatory climate relating to "For Profit Schools" prior to the 2016 Presidential election, several states started to require schools to insure their State Surety Bonds. To meet this requirement, the Company entered into a Collateral Trust Agreement with RLI Insurance Company on November 29, 2016. As part of that agreement, the Company was required to deposit $1,250,000 in a Wells Fargo Institutional Money Market Account.
A summary of restricted cash as of June 30, 2017, and 2016 is as follows:

	2017	2016
Third party scholarship funds	$162,000	$71,000
Charitable contribution pledges and other	66,227	58,606
State agencies student funds	15,084	6,963
Title IV program funds	—	2,695
Collateral trust agreement	1,250,000	—
Total restricted cash	$1,493,311	$139,264

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

3.	Property and Equipment, Net
Property and equipment consist of the following on June 30:

	2017	2016
Capital lease asset (Note 5)	$8,200,000	$8,200,000
Leasehold improvements	41,558,940	41,456,342
Furniture, fixtures, and equipment	24,988,785	24,120,131
Automotive equipment	267,389	225,021
Audio-video equipment	2,156,995	2,191,302
Signs	1,500,899	1,478,098
Construction in progress	1,122,931	702,295

Total cost	79,795,939	78,373,189

Less accumulated depreciation and amortization	50,624,362	46,256,182

Property and equipment, net	$29,171,577	$32,117,007
The accumulated amortization of the capital lease asset was $2,662,338 and $2,236,364 at June 30, 2017, and 2016, respectively. Capitalized interest was $17,349, $13,177, and $11,362 for the years ended June 30, 2017, 2016, and 2015, respectively.

4.	Intangible Assets
Intangibles, not subject to amortization consist of the Accreditation of acquired schools amounting to $7,814,186 and a Non-compete agreement with Regis amounting to $890,000 at June 30, 2017, and 2016. Accreditation provides schools with the ability to participate in Title IV funding and is an indefinite-lived intangible asset due to the minimal requirements on the part of the Company to renew such status. The Non-compete agreement is effective as long as Regis continues holding an ownership interest in the Company. Accordingly, the asset is classified as an indefinite-lived asset. If Regis terminates its ownership interest, the carrying value of the asset will be amortized over its then remaining two year life.
A summary of intangible assets subject to amortization at June 30, 2017, and 2016, is as follows:

	2017
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,623,883	$2,606,384	$17,499
Below market rate leases	1,100,614	1,033,527	67,087
Business covenants	725,100	725,100	—
Customer lists	50,000	50,000	—

Total	$4,499,597	$4,415,011	$84,586

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

4.	Intangible Assets (Continued)

	2016
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,623,883	$2,603,792	$20,091
Below market rate leases	1,100,614	1,012,470	88,144
Business covenants	725,100	722,595	2,505
Customer lists	50,000	50,000	—

Total	$4,499,597	$4,388,857	$110,740
Amortization of Intangibles
Amortization expense for the years ended June 30, 2017, 2016, and 2015, was $26,154, $46,901, and $76,714, respectively.
Estimated amortization expense related to intangibles for the next five years is as follows:

Years ending June 30:
2018	$15,596
2019	15,595
2020	12,289
2021	8,885
2022	8,707

Total	$61,072

5.	Capital Lease Obligation
The Company is obligated under a capital lease arrangement with an affiliated company for office space used in the Company’s operations. At June 30, 2017, the scheduled future minimum lease payments required under the capital lease and the present value of the net minimum lease payments are as follows:

Years ending June 30:
2018	$891,522
2019	891,522
2020	891,522
2021	891,522
2022	891,522
Thereafter	7,132,176

Total future minimum lease payments	11,589,786

Less amounts representing interest	4,818,879

Present value of minimum lease payments	6,770,907

Less current portion	284,962

Long-term obligation	$6,485,945

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

6.	Long-Term Debt
The Company has a credit facility with a bank maturing September 30, 2017. The maximum availability for borrowings or letters of credit under the facility is $14,500,000 as of June 30, 2017 and June 30, 2016. Interest is payable monthly at one month Libor plus 550 basis points (6.73% and 5.967% at June 30, 2017, and 2016, respectively). There were borrowings of $14,000,000 outstanding at June 30, 2016. The Company was contingently liable to the bank for three irrevocable letters of credit totaling $400,000 and $500,000 at June 30, 2017, and 2016, respectively. The maximum borrowing availability on the credit facility is reduced by the amount of any outstanding letters of credit. The credit facility is collateralized by a pledge of substantially all of the Company’s assets.
The Company had a bank term loan ("Term Loan") with an outstanding balance of $1,142,677 as of June 30, 2016. The Term Loan was repaid in advance in September 2016. There was no bank term loan as of June 30, 2017.

7.	Income Taxes
The components of pretax loss from continuing operations for the years ended June 30 are as follows:

	2017	2016	2015

U.S.	$(1,216,028)	$(6,073,492)	$(4,112,876)
The provision (benefit) for income taxes for the years ended June 30 is comprised of the following:

	2017	2016	2015
Current
Federal	$—	$(417,286)	$(1,570,540)
State	(317,001)	(105,198)	197,006
Deferred
Federal	—	—	10,264,661
State	—	—	3,733,938

Total	$(317,001)	$(522,484)	$12,625,065
During fiscal year 2015, the impacts from the decline in student enrollments had a negative impact on the Company’s financial performance. Due to losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not that the deferred tax assets would be fully realized and established a valuation allowance on the deferred tax assets.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

7.	Income Taxes (Continued)
Deferred tax assets are as follows at June 30:

	2017	2016

Current assets	$2,678,771	$2,595,819
Less: valuation allowance	(2,678,771)	(2,595,819)
Net current deferred income taxes	$—	$—

Noncurrent assets	8,518,245	9,528,383
Less: valuation allowance	(8,518,245)	(9,528,383)
Net noncurrent deferred income taxes	$—	$—
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rates for continuing operations for the years ended June 30, 2017, 2016, and 2015 is as follows:

	2017	2016	2015

Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes	—	—	(6.6)
Deferred tax valuation allowance	(34.0)	(34.0)	(308.6)
Estimate to actual rate true up	(26.1)	8.6	(19.6)
Other	—	—	(6.2)

Effective income tax rate	(26.1)%	8.6%	(307)%
The effective tax rate for period ended June 30, 2017, is 26.1 percent due to a Pennsylvania capital stock tax refund. The effective tax rate for period ended June 30, 2016, is 8.6 percent due to the true up to the June 30, 2015 tax return. The effective tax rate for period ended June 30, 2015, included $12,691,196 of a deferred tax valuation allowance which increased the effective tax rate by approximately 308.6 percent. The effective tax rate was also increased by 19.6 percent related to the estimate to actual state tax rate true up for period ended June 30, 2015.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

7.	Income Taxes (Continued)
The components of the net deferred tax assets and liabilities as of June 30, 2017, and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$7,937,767	$6,474,957
Capital lease	2,650,584	2,830,757
Deferred rent	2,209,617	2,818,259
Allowance for doubtful accounts	2,396,003	2,363,849
State deferred bonus depreciation	424,862	751,304
Payroll and payroll related costs	537,144	487,056
Other	171,073	106,380
Depreciation and amortization	(1,094,656)	(461,080)
Less: valuation allowance	(15,232,394)	(15,371,482)

Total deferred income tax assets	$—	$—
As of June 30, 2017, 2016, and 2015, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company's effective tax rate. Also, as of June 30, 2017, 2016, and 2015 there were no material penalties and interest recognized in the statement of income, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.
Tax returns filed with the Internal Revenue Service and state taxing authorities are subject to review. The Company’s federal and state income tax returns filed for 2012 and prior are no longer subject to examination by federal or state taxing authorities.
8. Profit Sharing Plan
The Company sponsors a 401(k) savings and profit sharing plan. The Company made no contributions to the plan during the years ended June 30, 2017, and 2016. The Company made contributions to the plan of $309,422 during the year ended June 30, 2015.

9.	Stock Transactions
Common Stock
The minority shareholder of EEG has an irrevocable proxy from Regis providing the holder with 51% of the shareholder vote until such time that the holder owns less than 35% of the total outstanding EEG common stock; EEG commences an initial public offering of common stock; EEG is sold; or if the shareholders’ agreement between Regis and the minority shareholder (the "Agreement") is terminated.
Under the terms of the Agreement, certain aspects of the shareholders’ relationship are regulated. The Agreement makes certain provisions for governance, and provides for restrictions on transfer or other disposition of the common stock of the Company.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

9.	Stock Transactions (Continued)
Common Stock (Continued)
The Agreement grants Regis the right to elect one member to the board of directors (The "Board") and to be represented on any committees established by the Board. The Board is limited to five directors.
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
Series A preferred stock had 100 shares issued and outstanding and Series B preferred stock had no shares issued and outstanding as of June 30, 2017. The Company at its discretion redeemed 100 shares of Series A preferred stock for $10,000,000 subsequent to year end.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

10.	Commitments
The Company leases buildings for its school operations, administrative offices, and a storage area under noncancellable operating leases expiring in various years through June 2030. Rent expense was $12,774,153, $13,105,468, and $14,811,929 for the years ended June 30, 2017, 2016, and 2015, respectively.
Minimum future rental payments over the primary terms of the Company’s leases as of June 30, 2017, for each of the next five years and in aggregate are:

Years ending June 30:
2018	$13,420,008
2019	11,221,814
2020	7,700,105
2021	4,928,048
2022	3,436,853
Thereafter	6,904,713

Total minimum future rental payments	$47,611,541
11. School Closing Charges and Severance Costs

EEG closed one school at the end of its lease term during the fiscal year ending June 30, 2017.
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

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

12.	Related Party Transactions
There were no purchases of supplies or payments of interest to Regis for the years ended June 30, 2017, 2016 or 2015. There is no amount due to or from Regis at June 30, 2017, or 2016.
The Company is also affiliated with Schoeneman Realty Company (a Partnership) because of common ownership and control.
The Company recognized interest expense of $629,359, $652,155, and $589,463 under a capital lease arrangement with Schoeneman Realty Company for the years ended June 30, 2017, 2016 and 2015, respectively (Note 5). Principal payments on this lease amounted to $260,183, $237,559 and $244,149 for the years ended June 30, 2017, 2016, and 2015, respectively. Interest expense accrued related to the capital lease was $51,524, $53,504, and $55,312 as of June 30, 2017, 2016, and 2015, respectively. This is included in accrued expenses.

13.	Contingencies
The Company has been named in a class action complaint to stop its practice of making unsolicited autodialed telephone calls to cellular telephones of consumers nationwide without the proper consent. While Management believes the Company will successfully defend itself in this lawsuit, the ultimate outcome and legal costs to defend the Company are undeterminable at this time. As such, no accrual has been recognized in the accompanying consolidated financial statements.
The Company has, from time to time, been involved in routine litigation incidental to the conduct of business. The Company does not believe there are any other existing litigation matters which could have a material adverse effect on the Company’s financial condition.
The Company participates in Government Student Financial Assistance Programs ("Title IV") administered by the U.S. Department of Education ("ED") for the payment of student tuitions. Substantial portions of revenue and collection of accounts receivables as of June 30, 2017, 2016 and 2015 are dependent upon the Company’s continued participation in the Title IV programs.
Schools participating in Title IV programs are also required by ED to demonstrate financial responsibility. ED determines a school’s financial responsibility through the calculation of a composite score based upon certain financial ratios as defined in regulations. Schools receiving a composite score of 1.5 or greater are considered fully financially responsible. Schools receiving a composite score between 1.0 and 1.5 are subject to additional monitoring and schools receiving a score below 1.0 are required to submit financial guarantees in order to continue participation in the Title IV programs. As of June 30, 2017 and 2016, the Company’s composite score exceeded 1.5.
On July 20, 2017 the Company was issued a late fee assessment from the National Accrediting Commission of Career Arts and Sciences ("NACCAS"). This late fee assessment is a result of what NACCAS has characterized as a failure by the Company, to meet an alleged duty to notify NACCAS, in a timely manner, of an apparent non-substantive change in the distribution of shares of the Company’s stock. The Company will submit a Petition for Variance Form to NACCAS, management believes that it is probable that the assessment will be abated and as such no accruals have been recognized in the accompanying consolidated financial statements.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

14.	Concentrations of Credit Risk
A material amount of the Company’s revenue is derived from student tuition which has been funded or guaranteed by federal or state governments. A change in government funding under the Higher Education Act could have a significant impact on the Company’s revenues.
The Company maintains its cash accounts in various commercial banks. Accounts are insured by the Federal Deposit Insurance Corporation to $250,000.

15.	Stock Options
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
Option activity as June 30, 2017, was as follows:

	Number of Shares	Exercise Price (per share)	Remaining Contractual Life (per share)
Outstanding, June 30, 2016	20	$129,400	1.75
No activity	—	—	—

Total Outstanding, June 30, 2017	20	$129,400	0.75

Weighted Average fair value of options granted:	$55,929
Option Price Range (Fair Value):	$45,233 - $109,408
Equity compensation costs for the years ended June 30, 2017, 2016, and 2015 were $-0-, $-0- and $30,981 respectively.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

16.	Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company's financial instruments are as follows at June 30:

	2017		2016
	Carrying Value	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents,
and restricted cash	$26,845,827	$26,845,827	$41,113,876	$41,113,876
Accounts receivable, net	2,718,568	2,718,568	2,667,073	2,667,073
Accounts receivable,
affiliates	14,377	N/A	17,992	N/A
Liabilities:
Long-term debt - other	—	—	15,142,677	15,142,677
Accounts payable, trade	1,591,499	1,591,499	1,618,751	1,618,751
Deferred rent	1,771,162	1,771,162	2,900,839	2,900,839
Fair values were determined as follows:

▪
Cash, cash equivalents, and restricted cash; accounts receivable, net; and accounts payable, trade - the carrying amounts approximate fair value because of the short-term maturity of these instruments and they are considered level 2 inputs under Fair Value Measurements.

▪
Accounts receivable, affiliate; accounts payable, and affiliates; - estimating the fair value of these instruments is not practicable because the terms of these transactions would not necessarily be duplicated in the market.

▪
Long-term debt, other - the carrying amounts of long-term debt, other approximate fair value based on borrowing rates available to the Company for debt with similar terms and they are considered level 2 inputs under Fair Value Measurements.

▪
Deferred rent - the values are a component of Deferred Rent liability which represents the carrying value and estimated fair value of the future rent liabilities associated with school closings in advance of lease terminations. These values have been determined via discounted cash flow models and are classified as level 3 Fair Value Measurements.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2017, 2016, and 2015

17. Fair Value Measurements
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
Level 3 -Valuations derived by models where one or more material assumptions are unobservable in an active market.
Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2017, are as follows:

Description	Value	Level 3	Impairment
Long-lived assets(1)	$—	$—	$877,088
Deferred rent(2)	$1,771,162	$1,771,162	N/A
(1) Long-lived assets with a carrying amount of $877,088 were written down to their implied fair values resulting in an impairment charge of $877,088 (Note 1).
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

