Form 10-Q
period 2017-09-30
REGIS CORP
filed 2017-10-31
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2017:

Common Stock, $.05 par value	46,582,257
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$176,312	$171,044
Receivables, net	43,276	19,683
Inventories	92,914	98,392
Other current assets	44,043	48,114
Current assets held for sale (Note 1)	34,743	32,914
Total current assets	391,288	370,147

Property and equipment, net	118,629	123,281
Goodwill	418,209	416,987
Other intangibles, net	11,805	11,965
Other assets	52,544	61,756
Noncurrent assets held for sale (Note 1)	24,443	27,352
Total assets	$1,016,918	$1,011,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,769	$54,501
Accrued expenses	102,727	110,435
Current liabilities related to assets held for sale (Note 1)	46,786	13,126
Total current liabilities	201,282	178,062

Long-term debt, net	120,847	120,599
Other noncurrent liabilities	198,304	197,374
Noncurrent liabilities related to assets held for sale (Note 1)	8,018	7,232
Total liabilities	528,451	503,267
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,580,068 and 46,400,367 common shares at September 30, 2017 and June 30, 2017, respectively	2,329	2,320
Additional paid-in capital	214,597	214,109
Accumulated other comprehensive income	6,018	3,336
Retained earnings	265,523	288,456

Total shareholders’ equity	488,467	508,221

Total liabilities and shareholders’ equity	$1,016,918	$1,011,488

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2017 and 2016
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2017	2016
Revenues:
Service	$235,559	$243,091
Product	60,940	63,716
Royalties and fees	13,374	12,024
	309,873	318,831
Operating expenses:
Cost of service	139,836	150,797
Cost of product	30,162	30,815
Site operating expenses	33,303	32,645
General and administrative	35,165	35,916
Rent	42,416	46,233
Depreciation and amortization	12,255	12,109
Total operating expenses	293,137	308,515

Operating income	16,736	10,316

Other (expense) income:
Interest expense	(2,138)	(2,163)
Interest income and other, net	1,027	327

Income from continuing operations before income taxes	15,625	8,480

Income tax expense	(4,832)	(2,740)

Income from continuing operations	10,793	5,740

Loss from discontinued operations (Note 1)	(33,768)	(2,459)

Net (loss) income	$(22,975)	$3,281

Net (loss) income per share:
Basic and diluted:
Income from continuing operations	0.23	0.12
Loss from discontinued operations	(0.72)	(0.05)
Net (loss) income per share, basic and diluted (1)	$(0.49)	$0.07

Weighted average common and common equivalent shares outstanding:
Basic	46,677	46,227
Diluted	46,900	46,622
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For The Three Months Ended September 30, 2017 and 2016
(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016
Net (loss) income	$(22,975)	$3,281
Foreign currency translation adjustments	2,682	(2,516)
Comprehensive (loss) income	$(20,293)	$765

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2017 and 2016
(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(22,975)	$3,281
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash impairment related to discontinued operations	29,169	—
Depreciation and amortization	9,975	10,200
Depreciation related to discontinued operations	2,129	3,840
Deferred income taxes	3,777	1,969
Gain on life insurance	(7,986)	—
Gain from sale of salon assets to franchisees, net(1)	(122)	(32)
Salon asset impairments	2,280	1,909
Stock-based compensation	2,030	1,865
Amortization of debt discount and financing costs	351	351
Other non-cash items affecting earnings	76	14
Changes in operating assets and liabilities, excluding the effects of asset sales	(7,805)	(11,067)
Net cash provided by operating activities	10,899	12,330

Cash flows from investing activities:
Capital expenditures	(6,127)	(9,776)
Capital expenditures related to discontinued operations	(1,007)	(1,157)
Proceeds from sale of assets to franchisees(1)	1,472	163
Change in restricted cash	(471)	1,133
Net cash used in investing activities	(6,133)	(9,637)

Cash flows from financing activities:
Taxes paid for shares withheld	(1,530)	(1,054)
Net cash used in financing activities	(1,530)	(1,054)

Effect of exchange rate changes on cash and cash equivalents	680	(454)

Increase in cash and cash equivalents	3,916	1,185

Cash and cash equivalents:
Beginning of period	171,044	147,346
Cash and cash equivalents included in current assets held for sale	1,352	—
Beginning of period, total cash and cash equivalents	172,396	147,346
End of period	$176,312	$148,531
_____________________________
(1)    Excludes loss from sale of salon assets and any proceeds from The Beautiful Group.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2017 and for the three months ended September 30, 2017 and 2016, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2017 and its consolidated results of operations, comprehensive (loss) income and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2017 was derived from audited Consolidated Financial Statements, but includes unaudited adjustments for assets and liabilities held for sale and does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

Discontinued Operations

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group, an affiliate of Regent, a private equity firm based in Los Angeles, California, who will operate these locations as franchise locations. As part of the sale of the mall-based business, The Beautiful Group agreed to pay for the value of certain inventory and assume specific liabilities, including lease liabilities. For the International segment, the Company agreed to a share purchase agreement with The Beautiful Group for minimal consideration.

As of September 30, 2017, the Company classified the results of its mall-based business and its International segment as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations. Included within discontinued operations are the impairment charge, results of operations for the three months ended September 30, 2017 and the professional fees associated with the transaction. The assets and liabilities of these businesses to be sold met the criteria to be classified as held for sale and have been aggregated and reported as current assets held for sale, noncurrent assets held for sale, current liabilities related to assets held for sale and noncurrent liabilities related to assets held for sale in the Condensed Consolidated Balance Sheet for all periods presented. The classification was based on the Company's Board of Directors' approval to sell its mall-based business and International segment, the salons being available for sale in present condition, and the sale being probable as of September 30, 2017. The operations of the mall-based business and International segment, which were previously recorded in the North American Value, North American Premium and International reporting segments, will be eliminated from ongoing operations of the Company.

The following summarizes the assets and liabilities of our mall-based business and International segment as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Current assets held for sale
Cash and cash equivalents	$1,298	$1,352
Receivables, net	4,674	3,792
Inventories	24,310	23,712
Other current assets	4,461	4,058
Total current assets held for sale	$34,743	$32,914

Noncurrent assets held for sale
Property and equipment, net	$22,435	$23,713
Other intangibles, net	1,676	1,669
Other assets	332	1,970
Total noncurrent assets held for sale	$24,443	$27,352

Current liabilities related to assets held for sale
Accounts payable	$2,283	$1,548
Accrued expenses	14,036	11,578
Accrued loss on assets held for sale	30,467	—
Total current liabilities related to assets held for sale	$46,786	$13,126

Noncurrent liabilities related to assets held for sale
Other noncurrent liabilities	$8,018	$7,232
Total noncurrent liabilities related to assets held for sale	$8,018	$7,232

In connection with the sale of the mall-based business and the International segment as part of our held for sale assessment at September 30, 2017, the Company performed an impairment assessment of the asset groups. The Company recognized net impairment charges within discontinued operations during the three months ended September 30, 2017 based on the difference between the expected sale prices and the carrying value of the asset groups.

The following summarizes the results of our discontinued operations for the periods presented:

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Revenues	$93,366	$112,212
Loss from discontinued operations	(33,768)	(2,459)

Included within the $33.8 million loss from discontinued operations are $30.5 million of loss on assets held for sale, $1.7 million of loss from operations and $1.6 million of professional fees associated with the transaction.

No income taxes have been allocated to discontinued operations due to the valuation allowance in place on all deferred tax assets associated with the mall-based business and the International segment.

Within salon asset impairments presented in the Consolidated Statement of Cash Flows for the three months ended September 30, 2016, $0.9 million of salon asset impairments were related to discontinued operations. Other than the salon asset impairments and the other items presented in the Consolidated Statement of Cash Flows, there were no other significant noncash operating activities or any significant noncash investing activities related to discontinued operations for the three months ended September 30, 2017 and 2016.

Stock-Based Employee Compensation:

During the three months ended September 30, 2017, the Company granted 259,158 restricted stock units (RSUs).

Total compensation cost for stock-based payment arrangements totaled $2.0 and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $2.3 and $1.9 million have been recorded within depreciation and amortization in the Consolidated Statement of Operations for the three months ended September 30, 2017 and 2016, respectively.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company expects to adopt this guidance in fiscal year 2019 using the modified retrospective method of adoption. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the timing of recognition for gift card breakage, although it is not expected to have a material impact on the Company's consolidated financial statements. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on related disclosures and internal controls.

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

2.    INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of September 30, 2017, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.

While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended September 30,
	2017	2016
(Unaudited)	(Dollars in thousands)
Gross revenues	$32,637	$30,036
Gross profit	9,679	8,110
Operating loss	(192)	(707)
Net loss	(344)	(830)

3.	EARNINGS PER SHARE:

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

For the three months ended September 30, 2017 and 2016, 223,526 and 394,847 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,530,400 and 2,505,850 of stock-based awards during the three months ended September 30, 2017 and 2016, respectively, as they were not dilutive under the treasury stock method.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $0.5 million increase in additional paid-in capital during the three months ended September 30, 2017 was primarily due to $2.0 million of stock-based compensation, partly offset by other stock-based compensation activity of $1.5 million.

5.	INCOME TAXES:

During the three months ended September 30, 2017 and 2016, the Company recognized tax expense of $4.8 and $2.7 million, respectively, with corresponding effective tax rates of 30.9% and 32.3%.

The recorded tax provision and effective tax rates for the three months ended September 30, 2017 and 2016 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. This non-cash impact will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.3 million of expense for the fiscal year ending June 30, 2018.

The Company’s U.S. federal income tax returns for the fiscal years 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and were moved to the IRS Appeals Division. The Company believes its income tax positions and deductions will be sustained and will continue to vigorously defend such positions. All earlier tax years are closed to examination. With limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

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

7.    GOODWILL AND OTHER INTANGIBLES:

During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as a result of the sale of the mall-based business and the International segment. See Note 10 to the unaudited Condensed Consolidated Financial Statements. The Company now reports its operations in two reportable segments: Company-owned salons and Franchise salons. The Company considered whether any goodwill associated with the MasterCuts salons should be allocated as part of the sale of the mall-based business and considered for impairment. The Company determined no goodwill should be allocated to the mall-based business because the salons sold were projected to produce operating losses in the future and had minimal fair value. All goodwill associated with the North American Premium and International segments was previously impaired. Pursuant to the change in operating segments, the Company compared the fair value of the remaining salons in the Company-owned reporting unit to its carrying value and concluded the fair value exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2017	$188,888	$228,099	$416,987
Translation rate adjustments	676	816	1,492
Derecognition related to sale of salon assets to franchisees (1)	(270)	—	(270)
Goodwill, net at September 30, 2017	$189,294	$228,915	$418,209
_______________________________________________________________________________

(1)
Goodwill is derecognized for salons sold to franchisees with positive cash flows (excluding the salons sold to The Beautiful Group). The amount of goodwill derecognized is determined by a fraction (the numerator of which is the EBITDA of the salon being sold and the denominator of which is the EBITDA of the Company-owned reporting unit) that is applied to the total goodwill balance of the Company-owned reporting unit.

The table below presents other intangible assets:

	September 30, 2017			June 30, 2017
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,387	$(4,173)	$4,214	$8,187	$(4,013)	$4,174
Franchise agreements	10,061	(7,685)	2,376	9,832	(7,433)	2,399
Lease intangibles	14,041	(9,277)	4,764	14,007	(9,077)	4,930
Other	2,036	(1,585)	451	1,994	(1,532)	462
	$34,525	$(22,720)	$11,805	$34,020	$(22,055)	$11,965
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

	Maturity Dates	Interest Rate	September 30, 2017	June 30, 2017
	(fiscal year)		(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	$120,847	$120,599
Revolving credit facility	2018	—	—	—
			$120,847	$120,599

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

The following table contains details related to the Company's Senior Term Notes:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(1,627)	(1,815)
Unamortized debt issuance costs	(526)	(586)
Senior Term Notes, net	$120,847	$120,599

Revolving Credit Facility

The Company has a $200 million five-year unsecured revolving credit facility that expires in June 2018. The revolving credit facility has interest rates tied to LIBOR credit spread. As of September 30, 2017 and June 30, 2017, the Company had no outstanding borrowings under this credit facility. The Company had outstanding standby letters of credit under the facility of $1.5 million at September 30, 2017 and June 30, 2017, primarily related to the Company's self-insurance program, therefore, unused available credit under the facility at September 30, 2017 and June 30, 2017 was $198.5 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2017 and June 30, 2017, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of September 30, 2017, the estimated fair value of the Company's debt was $126.4 million and the carrying value was $123.0 million, excluding the $1.6 million unamortized debt discount and $0.5 million unamortized debt issuance costs. As of June 30, 2017, the estimated fair value of the Company's debt was $125.9 million and the carrying value was $123.0 million, excluding the $1.8 million unamortized debt discount and $0.6 million unamortized debt issuance costs. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Long-lived assets (1)	$(2,280)	$(1,909)
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

10.    SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the first quarter of fiscal year 2018, the Company redefined its operating segments to reflect how the chief operating decision maker now evaluates the business as a result of the Company's Board of Directors' approval of the mall-based business and International segment sale. See Note 1 to the unaudited Condensed Consolidated Financial Statements. The Company now reports its operations in two operating segments: Company-owned salons and Franchise salons. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise, and International. The Company did not operate under the realigned operating segment structure prior to the first quarter of fiscal year 2018.

As of September 30, 2017, the Company’s reportable operating segments consisted of the following salons:

Company-owned (1)	6,112
Franchise (1)	2,743
Total	8,855
_____________________________

(1)
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to The Beautiful Group, who will operate these locations as franchise locations. As a result, company-owned salons will decrease and franchise salons will increase by approximately 1,108 salons in October 2017.

As of September 30, 2017, the Company-owned operating segment is comprised primarily of SmartStyle, Supercuts, Regis, MasterCuts, Cost Cutters, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts. In connection with the sale of the mall-based business and International segment, the Regis and MasterCuts brands will be primarily franchise brands, beginning in October 2017. The Corporate segment represents home office and other unallocated costs.

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

	For the Three Months Ended September 30, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$235,559	$—	$—	$235,559
Product	53,218	7,722	—	60,940
Royalties and fees	—	13,374	—	13,374
	288,777	21,096	—	309,873
Operating expenses:
Cost of service	139,836	—	—	139,836
Cost of product	24,447	5,715	—	30,162
Site operating expenses	33,302	1	—	33,303
General and administrative	15,824	5,546	13,795	35,165
Rent	42,123	47	246	42,416
Depreciation and amortization	9,894	92	2,269	12,255
Total operating expenses	265,426	11,401	16,310	293,137
Operating income (loss)	23,351	9,695	(16,310)	16,736
Other (expense) income:
Interest expense	—	—	(2,138)	(2,138)
Interest income and other, net	—	—	1,027	1,027
Income (loss) from continuing operations before income taxes	$23,351	$9,695	$(17,421)	$15,625

	For the Three Months Ended September 30, 2016
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$243,091	$—	$—	$243,091
Product	56,313	7,403	—	63,716
Royalties and fees	—	12,024	—	12,024
	299,404	19,427	—	318,831
Operating expenses:
Cost of service	150,797	—	—	150,797
Cost of product	25,347	5,468	—	30,815
Site operating expenses	32,645	—	—	32,645
General and administrative	11,542	5,397	18,977	35,916
Rent	46,012	42	179	46,233
Depreciation and amortization	9,595	90	2,424	12,109
Total operating expenses	275,938	10,997	21,580	308,515
Operating income (loss)	23,466	8,430	(21,580)	10,316
Other (expense) income:
Interest expense	—	—	(2,163)	(2,163)
Interest income and other, net	—	—	327	327
Income (loss) from continuing operations before income taxes	$23,466	$8,430	$(23,416)	$8,480

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2017 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of September 30, 2017, the Company owned, franchised or held ownership interests in 8,944 worldwide locations. Our locations consisted of 8,855 system-wide North American and International salons, and in 89 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2017, we had approximately 40,000 corporate employees worldwide.

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to The Beautiful Group, who will operate these locations as franchise locations. Accordingly, beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further discussion on this transaction.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2017 Annual Report on Form 10-K, as well as Note 1 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investment in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2017 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Beginning in the first quarter of fiscal year 2018, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of the sale of the mall-based business (primarily comprised of MasterCuts and Regis branded salons) and International segment. The Company now reports its operations in two operating segments: Company-owned salons and Franchise salons. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise, and International.

Beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further discussion on this transaction.

Beginning in the first quarter of fiscal year 2018, costs associated with field leaders that were previously recorded within Cost of Service and Site Operating expense are now categorized within General and Administrative expense as a result of the field reorganization that took place in the first quarter of fiscal year 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by ($4.4), ($1.1) and $5.5 million, respectively, year over year. This expense classification does not have a financial impact on the Company's reported operating income, reported net (loss) income or cash flows from operations.

In the past field leaders were responsible for a geographical area that included a variety of brands, with different business models, services, pay plans and guest expectations. They also served as salon managers with a home salon that they spent a large portion of their time serving guests rather than field leadership. Post-reorganization, each field leader is dedicated to a specific brand/concept, as well as geography, and are focused solely on field leadership.

Below is a graphic depicting the segment change as a result of the activity during the three months ended September 30, 2017:

The results of operations for the first quarter of fiscal year 2018 were impacted by Hurricanes Harvey, Irma and Maria. A total of 3,418 salon days were lost as 768 salons were closed at least one day in the quarter. The Company estimates revenues and expenses in the current year quarter were (reduced) increased by ($2.4) and $0.7 million, respectively.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Periods Ended September 30,
	Three Months
	2017	2016	2017	2016	2017	2016
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$235.6	$243.1	76.0%	76.2%	(20)	(10)
Product revenues	60.9	63.7	19.7	20.0	(30)	—
Franchise royalties and fees	13.4	12.0	4.3	3.8	50	10

Cost of service (2)	139.8	150.8	59.4	62.0	(260)	10
Cost of product (2)	30.2	30.8	49.5	48.4	110	40
Site operating expenses	33.3	32.6	10.7	10.2	50	(70)
General and administrative	35.2	35.9	11.3	11.3	—	(60)
Rent	42.4	46.2	13.7	14.5	(80)	10
Depreciation and amortization	12.3	12.1	4.0	3.8	20	(60)

Operating income	16.7	10.3	5.4	3.2	220	160

Interest expense	2.1	2.2	0.7	0.7	—	—
Interest income and other, net	1.0	0.3	0.3	0.1	20	(20)

Income taxes (3)	(4.8)	(2.7)	30.9	32.3	N/A	N/A

Loss from discontinued operations, net of taxes	(33.8)	(2.5)	10.9	0.8	1,010	60
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$126,202	$128,949
Supercuts	71,432	73,642
Signature Style	91,143	96,813
Total Company-owned salons	288,777	299,404
Franchise salons:
Product	7,722	7,403
Royalties and fees	13,374	12,024
Total Franchise salons	21,096	19,427
Consolidated revenues	$309,873	$318,831
Percent change from prior year	(2.8)%	(1.1)%
Salon same-store sales increase (1)	0.4%	0.3%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended September 30,
Factor	2017	2016
Same-store sales	0.4%	0.3%
Closed salons	(3.6)	(1.8)
New stores and conversions	0.6	0.5
Foreign currency	0.3	—
Other	(0.5)	(0.1)
	(2.8)%	(1.1)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended September 30,
	2017	2016
SmartStyle	0.6%	0.1%
Supercuts	1.8	1.1
Signature Style	(0.8)	(0.1)
Consolidated same-store sales	0.4%	0.3%

The same-store sales increase of 0.4% during the three months ended September 30, 2017 was due to an increase of 3.5% in average ticket price, partly offset by a decrease of 3.1% in same-store guest visits. The Company constructed (net of relocations) and closed 21 and 191 company-owned salons, respectively, during the twelve months ended September 30, 2017 and sold (net of buybacks) 181 company-owned salons to franchisees during the same period (2018 Net Salon Count Changes).

The same-store sales increase of 0.3% during the three months ended September 30, 2016 was due to an increase of 5.1% in average ticket price, partly offset by a decrease of 4.8% in same-store guest visits. The Company constructed (net of relocations) and closed 49 and 113 company-owned salons, respectively, during the twelve months ended September 30, 2016 and sold (net of buybacks) 41 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes).

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

The $7.5 million decrease in service revenues during the three months ended September 30, 2017 was primarily due to the 2018 Net Salon Count Changes and the impact of the hurricanes in the southern United States, partly offset by a same-store service sales increase of 0.9% and foreign currency fluctuations, among other factors. The increase in same-store service sales was primarily the result of a 4.1% increase in average ticket price, partly offset by a 3.2% decrease in same-store guest visits during the three months ended September 30, 2017.

The $2.9 million decrease in service revenues during the three months ended September 30, 2016, was primarily due to the 2017 Net Salon Count Changes, partly offset by a same-store service sales increase of 0.4%. The increase in same-store service sales was primarily the result of a 5.0% increase in average ticket price, partly offset by a 4.6% decrease in same-store guest visits during the three months ended September 30, 2016.

Product Revenues

The $2.8 million decrease in product revenues during the three months ended September 30, 2017 was primarily due to the 2018 Net Salon Count Changes, a same-store product sales decrease of 1.5% and impact of the hurricanes in the southern United States, partly offset by foreign currency fluctuations. The decrease in same-store product sales was primarily the result of a decrease in same-store transactions of 5.0%, partly offset by an increase in average ticket price of 3.5% during the three months ended September 30, 2017.

The $0.1 million decrease in product revenues during the three months ended September 30, 2016 was primarily due to the 2017 Net Salon Count Changes and a same-store product sales decrease of 0.4%. The decrease in same-store product sales was primarily the result of a 2.6% decrease in same-store transactions, partly offset by a 2.2% increase in average ticket price.

Royalties and Fees

Total franchised locations open at September 30, 2017 were 2,743 as compared to 2,528 at September 30, 2016. The increase of $1.4 million in royalties and fees for the three months ended September 30, 2017 was primarily due to higher franchise fees due to an increase in the number of new salons opened in the quarter compared to the prior year and higher royalties due to the increased number of franchised locations.

Total franchised locations open at September 30, 2016 were 2,528 as compared to 2,374 at September 30, 2015. Royalties and fees were flat for the three months ended September 30, 2016 primarily due to the increased number of franchised locations and same-store sales increases at franchised locations, partly offset by lower franchise fees and a higher level of franchise termination fees in the prior year.

Cost of Service

The 260 basis point decrease in cost of service as a percent of service revenues during the three months ended September 30, 2017 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering this change in expense categorization, cost of service as a percent of service revenues decreased 80 basis points as a result of improved stylist productivity and cost savings associated with salon tools, partly offset by state minimum wage increases, higher health insurance costs and impact of the hurricanes in the southern United States.

The 10 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2016 was primarily the result of state minimum wage increases and a rebate in the prior year, partly offset by improved stylist productivity and lower bonuses.

Cost of Product

The 110 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2017 was primarily due to certain benefits in the prior year quarter and the first quarter of fiscal year 2016.

The 40 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2016, was primarily due to inventory write-offs associated with salon closures and obsolescence.

Site Operating Expenses

Site operating expenses increased $0.7 million during the three months ended September 30, 2017. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $1.8 million during the three months ended September 30, 2017, primarily as a result of the SmartStyle marketing campaign, partly offset by a net reduction in salon counts.

Site operating expenses decreased by $2.7 million during the three months ended September 30, 2016 primarily due to cost savings associated with salon telecom costs and workers' compensation, a net reduction in salon counts and timing of marketing expenses.

General and Administrative

General and administrative (G&A) decreased $0.8 million during the three months ended September 30, 2017. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, G&A decreased $6.3 million primarily as a result of a gain associated with life insurance proceeds in connection with passing of a former executive officer, partly offset by professional fees associated with the franchise strategy and timing of certain costs.

G&A decreased $2.5 million during the three months ended September 30, 2016 primarily due to timing of expenses, one-time compensation benefits, certain higher costs in the prior year and cost savings, partly offset by investments in training.

Rent

Rent expense decreased $3.8 million during the three months ended September 30, 2017 due to a net reduction in salon counts, partly offset by rent inflation.

Rent expense decreased $0.2 million during the three months ended September 30, 2016 due to salon closures, partly offset by lease termination fees and rent inflation.

Depreciation and Amortization

Depreciation and amortization (D&A) increased $0.1 million during the three months ended September 30, 2017 primarily due to higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon base.

D&A decreased $1.9 million during the three months ended September 30, 2016 primarily due to lower depreciation on a reduced salon based and reduced fixed asset impairment charges.

Interest Expense

Interest expense was flat for the three months ended September 30, 2017 compared to the prior year period.

Interest expense decreased $0.2 million for the three months ended September 30, 2016 primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

Interest Income and Other, net

The $0.7 million increase in interest income and other, net during the three months ended September 30, 2017 was primarily due to the recognition of gift card breakage and gains on salon assets sold.

The $0.5 million decrease in interest income and other, net during the three months ended September 30, 2016 was primarily due to prior year gains on salon assets sold.

Income Taxes

During the three months ended September 30, 2017 and 2016, the Company recognized tax expense of $4.8 and $2.7 million, respectively, with corresponding effective tax rates of 30.9% and 32.3%.

The recorded tax provision and effective tax rates for the three months ended September 30, 2017 and 2016 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The majority of the tax provision related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. Income tax expense for the three months ended September 30, 2017 included non-cash expense of $3.7 million related to this matter. This non-cash tax expense will continue as long as the Company has a valuation allowance in place against most of its deferred tax assets and is expected to approximate $7.3 million of expense for the fiscal year ending June 30, 2018.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Loss from Discontinued Operations

During the three months ended September 30, 2017 and 2016, the Company recognized $33.8 and $2.5 million, respectively, of loss associated with the discontinued operations of the mall-based business and International segment. The increase in the loss was due to a loss on assets held for sale of $30.5 million, the loss from operations and the professional fees associated with the transaction during the three months ended September 30, 2017. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment

Based on our internal management structure, we now report two segments: Company-owned salons and Franchise salons. See Note 10 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)		Increase (Decrease)
Total revenue	$288.8	$299.4	$(10.6)	$(3.7)
Same-store sales	0.4%	0.3%	10 bps	(170 bps)

Operating income	$23.4	$23.5	$(0.1)	$3.2

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	For the Three Months Ended September 30,
Factor	2017	2016
Same-store sales	0.4%	0.3%
Closed salons	(3.8)	(2.0)
New stores and conversions	0.4	0.5
Foreign currency	0.3	—
Other	(0.8)	—
	(3.5)%	(1.2)%
Company-owned salon revenues decreased $10.6 million during the three months ended September 30, 2017 primarily due to the closure of 191 salons and the sale of 181 company-owned salons (net of buybacks) to franchisees during the twelve months ended September 30, 2017, partly offset by the 0.4% increase in same-store sales. The same-store sales increase was due to a 3.5% increase in average ticket price, partly offset by a 3.1% decrease in same-store guest visits. Partly offsetting the decrease was revenue growth from construction (net of relocations) of 21 salons during the twelve months ended September 30, 2017.
Company-owned salon revenues decreased $3.7 million during the three months ended September 30, 2016 primarily due to the closure of 113 salons and the sale of 41 company-owned salons (net of buybacks) to franchisees during the twelve months ended September 30, 2016. Partly offsetting the decrease was the same-store sales increase of 0.3% and revenue growth from construction (net of relocations) of 49 salons during the twelve months ended September 30, 2016. The same-store sales increase was due to a 5.1% increase in average ticket price, partly offset by a 4.8% decrease in same-store guest visits.
Company-owned Salon Operating Income
Company-owned salon operating income decreased $0.1 million during the three months ended September 30, 2017 due to state minimum wage increases, costs associated with the SmartStyle marketing campaign, higher health insurance costs and the impact of the hurricanes in the southern United States, partly offset by improved stylist productivity, the closure of underperforming salons and prior year inventory expense related to salon tools.
Company-owned salon operating income increased $3.2 million during the three months ended September 30, 2016 primarily due to the same-store sales increases, reduced fixed asset impairment charges, cost savings associated with salon telecom and utilities costs and improved stylist productivity, partly offset by minimum wage increases.
Franchise Salons

	For the Three Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)		Increase (Decrease)
Franchise salons:
Product	$7.7	$7.4	$0.3	$(0.1)
Royalties and fees	13.4	12.0	1.4	—
Total Franchise salons	$21.1	$19.4	$1.7	$(0.1)

Operating income	$9.7	$8.4	$1.3	$0.5
Franchise Salon Revenues
Franchise salon revenues increased $1.7 million during the three months ended September 30, 2017 due to a $0.3 million increase in franchise product sales and a $1.4 million increase in royalties and fees. Both of these increases are due to increased franchised locations. The increase in royalties and fees was also due to an increase in the number of new salons opened in the quarter compared to the prior year. During the twelve months ended September 30, 2017, franchisees constructed (net of relocations) and closed 124 and 94 franchise-owned salons, respectively, and purchased (net of Company buybacks) 185 salons from the Company during the same period.
Franchise salon revenues decreased $0.1 million during the three months ended September 30, 2016 due to a $0.1 million decrease in franchise product sales and flat royalties and fees. Royalties and fees were flat primarily due to the increased number of franchised locations and same-store sales increases at franchised locations, partly offset by lower franchise fees and a higher level of franchise termination fees in the prior year. During the twelve months ended September 30, 2016, franchisees constructed (net of relocations) and closed 175 and 63 franchise-owned salons, respectively, and purchased (net of Company buybacks) 42 salons from the Company during the same period.
Franchise Salon Operating Income
Franchise salon operating income increased $1.3 million during fiscal year 2018 primarily due to the increased number of new franchised locations and the timing of the franchise convention costs in fiscal year 2018 compared to fiscal year 2017.

Franchise salon operating income increased $0.5 million during the three months ended September 30, 2016 primarily due to the timing of the franchise convention costs in fiscal year 2017 compared to fiscal year 2016.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $5.3 million during the three months ended September 30, 2017 primarily driven by a gain associated with life insurance proceeds in connection with passing of a former executive officer, partly offset by professional fees associated with the franchise strategy and timing of certain costs.
Corporate operating loss decreased $2.4 million during the three months ended September 30, 2016 primarily due to timing of expenses, one-time compensation benefits and cost savings.
LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of September 30, 2017, cash and cash equivalents were $176.3 million, with $155.1, $13.9 and $7.3 million within the United States, Canada, and Europe, respectively.

The Company's borrowing agreements include $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes) and a $200.0 million five-year unsecured revolving credit facility that expires in June 2018, of which $198.5 million was unused as of September 30, 2017. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2017, cash provided by operating activities of $10.9 million decreased by $1.4 million compared to the prior comparable period, primarily due to timing of working capital changes.

During the three months ended September 30, 2016, cash provided by operating activities of $12.3 million decreased by $0.2 million compared to the prior comparable period, primarily due to timing of working capital changes.

Cash Flows from Investing Activities

During the three months ended September 30, 2017, cash used in investing activities of $6.1 million was primarily for capital expenditures of $7.1 million and a change in restricted cash of $0.5 million, partly offset by cash proceeds from sale of salon assets of $1.5 million.

During the three months ended September 30, 2016, cash used in investing activities of $9.6 million was primarily for capital expenditures of $10.9 million, partly offset by a change in restricted cash of $1.1 million and cash proceeds from the sale of salon assets of $0.2 million.

Cash Flows from Financing Activities

During the three months ended September 30, 2017, cash used in financing activities of $1.5 million was for employee taxes paid for shares withheld.

During the three months ended September 30, 2016, cash used in financing activities of $1.1 million was for employee taxes paid for shares withheld of $1.1 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (1)
September 30, 2017	20.1%	60
June 30, 2017	19.5%	40
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 60 basis point increase in the debt to capitalization ratio as of September 30, 2017 as compared to June 30, 2017 was primarily due to reductions to shareholders equity resulting from net losses, partly offset by foreign currency translation adjustments during the three months ended September 30, 2017.

The 40 basis point increase in the debt to capitalization ratio as of June 30, 2017 compared to June 30, 2016 was primarily due to net reductions to shareholders' equity resulting from net losses and foreign currency translation adjustments.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. At September 30, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program. No shares were repurchased in the three months ended September 30, 2017.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; the ability of the Company to maintain a satisfactory relationship with Walmart; the success of The Beautiful Group, our largest franchisee; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; consumer shopping trends and changes in manufacturer distribution channels; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except for the revisions to the first three risk factors listed below and the addition of the last risk factor listed below:

We are in the process of implementing a new strategy, priorities and initiatives under our recently appointed President and Chief Executive Officer, and any inability to execute and evolve our strategy over time could adversely impact our financial condition and results of operations.

Hugh E. Sawyer became our President and Chief Executive Officer and a member of the Board of Directors effective as of April 17, 2017. The transition has resulted in, and could further result in, changes in business strategy as Mr. Sawyer seeks to continue to improve the performance of company-owned salons while at the same time accelerate the growth of our franchise model. As part of our strategic transformation, we announced that we were reviewing strategic alternatives for our mall-based salons, which culminated in the sale and franchise of those salons announced on October 1, 2017; reorganized our field structure by brand/concept in August 2017; and implemented a 120-day plan and other initiatives, including investments in marketing and a SmartStyle mobile app designed to improve the guest experience.

Our success depends, in part, on our ability to grow our franchise model. We announced plans in fall 2016 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time, and during fiscal 2017, we entered into agreements to sell 233 of our company-owned salons across our brands to new and existing franchisees. In October 2017, we sold substantially all of our mall-based salons, consisting of 858 Regis Salons and MasterCuts locations, and substantially all of our International business to a new, single franchisee, The Beautiful Group. Growth and development of our franchise model is ongoing. It will take time to execute, and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results.

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

In addition to a new President and Chief Executive Officer, since May 2017 we have appointed a new President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, Vice President of Walmart Relations and Vice President Creative, and over the next fiscal year we may add personnel in a number of key positions, which may further result in new strategies, priorities and initiatives. The process of implementing any new strategies, priorities and initiatives involves inherent risks and the changes we implement could harm our relationships with customers, suppliers, employees or other third parties and may be disruptive to our business. While we believe the pursuit of these changes will have a positive effect on our business in the long term, we cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.

Acceleration of the sale of certain company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.

During fiscal 2017, we accelerated the sale of company-owned salons to new and existing franchisees. Specifically, in January 2017, we began offering SmartStyle franchises for the first time, and during fiscal 2017 we entered into agreements to refranchise 233 salons across our brands. In October 2017, we sold substantially all of our mall-based salons and substantially all of our International business to The Beautiful Group, who will operate these approximately 1,100 salons as our largest franchisee.

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

Both our owned and franchised salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Supercuts salons and most of our other brands are located mainly in strip center locations, and our SmartStyle salons are located within Walmart Supercenters, so they are especially sensitive to Walmart traffic. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years we have experienced substantial declines in traffic in some shopping malls in particular. While we no longer own mall-based salons, as they are now operated by The Beautiful Group as our largest franchisee, traffic patterns at those salons will affect our potential franchise royalties and product sales revenue.

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

A significant portion of our franchise business is dependent on the success of a new, single franchisee.

In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to The Beautiful Group, an affiliate of Regent, who will operate them as our new, largest franchisee. The success of this franchise arrangement will depend upon a number of factors that are beyond our control, including, among other factors, market conditions, industry trends, the capabilities of the new franchisee, and technology and landlord issues. In particular, we remain liable under the leases for these salons until the end of their various terms, and so could be required to make payments if The Beautiful Group fails to do so, which could adversely impact our results of operations or cash flows.

Under the franchise agreement, we will receive franchise royalties, fees for certain transition services, and product sales revenue going forward; however, the amount of these items is tied to the success of the business as operated by The Beautiful Group. It will take time for The Beautiful Group to implement the changes intended to improve the business of the mall-based salons and the International business, and there is no assurance that it will be successful in doing so. Under our agreements, the franchise royalties are based on annual salon revenue and they increase over time. As a result, this transaction will provide minimal revenues to us in the short term and such revenues are uncertain in future periods. We have also agreed to provide ongoing and transition services to The Beautiful Group and it is possible that our costs to provide these services may be greater than the fees that we have negotiated in return for them. The inability of The Beautiful Group to transition and operate the salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. At September 30, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2017.

Item 6.  Exhibits

Exhibit 2.1
Asset Purchase Agreement, dated as of October 1, 2017, by and among Regis Corp., Regis, Inc. and The Beautiful Group Management, LLC. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 5, 2017)

Exhibit 2.2
Share Purchase Agreement, dated as of October 1, 2017, by and among Haircare Limited, Regis UK Limited and International Beauty Limited. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 5, 2017)

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

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 31, 2017	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: October 31, 2017	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)