Form 10-Q
period 2017-12-31
REGIS CORP
filed 2018-02-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 25, 2018:

Common Stock, $.05 par value	46,695,927
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$163,300	$171,044
Receivables, net	31,895	19,683
Inventories	87,347	98,392
Other current assets	47,814	48,114
Current assets held for sale (Note 1)	—	32,914
Total current assets	330,356	370,147

Property and equipment, net	109,448	123,281
Goodwill	417,709	416,987
Other intangibles, net	11,416	11,965
Other assets	52,958	61,756
Noncurrent assets held for sale (Note 1)	—	27,352
Total assets	$921,887	$1,011,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,738	$54,501
Accrued expenses	107,198	110,435
Current liabilities related to assets held for sale (Note 1)	—	13,126
Total current liabilities	159,936	178,062

Long-term debt, net	121,096	120,599
Other noncurrent liabilities	112,284	197,374
Noncurrent liabilities related to assets held for sale (Note 1)	—	7,232
Total liabilities	393,316	503,267
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,688,423 and 46,400,367 common shares at December 31, 2017 and June 30, 2017, respectively	2,335	2,320
Additional paid-in capital	216,301	214,109
Accumulated other comprehensive income	11,789	3,336
Retained earnings	298,146	288,456

Total shareholders’ equity	528,571	508,221

Total liabilities and shareholders’ equity	$921,887	$1,011,488

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2017 and 2016
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Service	$223,214	$235,609	$458,773	$478,700
Product	71,816	68,229	132,756	131,945
Royalties and fees	13,485	11,411	26,859	23,435
	308,515	315,249	618,388	634,080
Operating expenses:
Cost of service	134,850	151,193	274,686	301,990
Cost of product	39,864	34,584	70,026	65,399
Site operating expenses	32,119	32,638	65,422	65,283
General and administrative	48,592	36,695	83,758	72,611
Rent	65,473	45,091	107,889	91,324
Depreciation and amortization	24,951	12,646	37,206	24,755
Total operating expenses	345,849	312,847	638,987	621,362

Operating (loss) income	(37,334)	2,402	(20,599)	12,718

Other (expense) income:
Interest expense	(2,169)	(2,153)	(4,307)	(4,316)
Interest income and other, net	2,362	1,452	3,389	1,779

(Loss) income from continuing operations before income taxes	(37,141)	1,701	(21,517)	10,181

Income tax benefit (expense)	76,462	(719)	71,630	(3,459)

Income from continuing operations	39,321	982	50,113	6,722

Loss from discontinued operations, net of taxes (Note 1)	(6,601)	(3,201)	(40,368)	(5,660)

Net income (loss)	$32,720	$(2,219)	$9,745	$1,062

Net income (loss) per share:
Basic:
Income from continuing operations	$0.84	$0.02	$1.07	$0.15
Loss from discontinued operations	(0.14)	(0.07)	(0.86)	(0.12)
Net income (loss) per share, basic (1)	$0.70	$(0.05)	$0.21	$0.02
Diluted:
Income from continuing operations	$0.83	$0.02	$1.07	$0.14
Loss from discontinued operations	(0.14)	(0.07)	(0.86)	(0.12)
Net income (loss) per share, diluted (1)	$0.69	$(0.05)	$0.21	$0.02

Weighted average common and common equivalent shares outstanding:
Basic	46,821	46,327	46,719	46,277
Diluted	47,314	46,774	47,053	46,751
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three and Six Months Ended December 31, 2017 and 2016
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$32,720	$(2,219)	$9,745	$1,062
Foreign currency translation adjustments	(381)	(2,322)	2,301	(4,838)
Reclassification adjustments for losses included in net income (loss) (Note 1)	6,152	—	6,152	—
Comprehensive income (loss)	$38,491	$(4,541)	$18,198	$(3,776)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2017 and 2016
(Dollars in thousands)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,745	$1,062
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash impairment related to discontinued operations	25,095	—
Depreciation and amortization	20,492	20,369
Depreciation related to discontinued operations	3,038	7,220
Deferred income taxes	(77,055)	3,297
Gain on life insurance	(7,986)	—
Gain from sale of salon assets to franchisees, net(1)	(18)	(121)
Salon asset impairments	16,714	4,386
Accumulated other comprehensive income reclassification adjustments (Note 1)	6,152	—
Stock-based compensation	4,618	4,400
Amortization of debt discount and financing costs	703	703
Other non-cash items affecting earnings	(104)	64
Changes in operating assets and liabilities, excluding the effects of asset sales	(13,647)	(13,775)
Net cash (used in) provided by operating activities	(12,253)	27,605

Cash flows from investing activities:
Capital expenditures	(13,773)	(15,510)
Capital expenditures related to discontinued operations	(1,171)	(2,893)
Proceeds from sale of assets to franchisees(1)	2,696	335
Change in restricted cash	(542)	738
Proceeds from company-owned life insurance policies	18,108	—
Net cash provided by (used in) investing activities	5,318	(17,330)

Cash flows from financing activities:
Taxes paid for shares withheld	(2,039)	(1,113)
Cash settlement of equity awards	(375)	—
Net cash used in financing activities	(2,414)	(1,113)

Effect of exchange rate changes on cash and cash equivalents	253	(866)

(Decrease) increase in cash and cash equivalents	(9,096)	8,296

Cash and cash equivalents:
Beginning of period	171,044	147,346
Cash and cash equivalents included in current assets held for sale	1,352	—
Beginning of period, total cash and cash equivalents	172,396	147,346
End of period	$163,300	$155,642
_____________________________
(1)    Excludes transaction with The Beautiful Group.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2017 and its consolidated results of operations, comprehensive income (loss) and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Discontinued Operations:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group, an affiliate of Regent, a private equity firm based in Los Angeles, California, who will operate these locations as franchise locations. As part of the sale of the mall-based business, The Beautiful Group agreed to pay for the value of certain inventory and assumed specific liabilities, including lease liabilities. For the International segment, the Company entered into a share purchase agreement with The Beautiful Group for minimal consideration.

As of September 30, 2017, the Company classified the results of its mall-based business and its International segment as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations. Included within discontinued operations are the impairment charge, results of operations and professional fees associated with the transaction, for the three and six months ended December 31, 2017. The operations of the mall-based business and International segment, which were previously recorded in the North American Value, North American Premium and International reporting segments, have been eliminated from ongoing operations of the Company.

In connection with the sale of the mall-based business and the International segment as part of our held for sale assessment at September 30, 2017, the Company performed an impairment assessment of the asset groups. The Company recognized net impairment charges within discontinued operations during the three and six months ended December 31, 2017, based on the difference between the expected sale prices and the carrying value of the asset groups.

The following summarizes the results of our discontinued operations for the periods presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues	$7,773	$108,793	$101,140	$221,005
Loss from discontinued operations, before income taxes	(10,073)	(3,201)	(43,840)	(5,660)
Income tax benefit on discontinued operations	3,472	—	3,472	—
Loss from discontinued operations, net of income taxes	(6,601)	(3,201)	(40,368)	(5,660)

For the three months ended December 31, 2017, included within the $6.6 million loss from discontinued operations are $4.8 million of asset impairment charges, $1.1 million of loss from operations and $4.2 million of professional fees associated with the transaction, partly offset by a $3.5 million income tax benefit generated due to federal tax legislation enacted during the three months ended December 31, 2017. For the six months ended December 31, 2017, included within the $40.4 million loss from discontinued operations are $29.1 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated entities, $2.8 million of loss from operations and $5.8 million of professional fees associated with the transaction, partly offset by a $3.5 million income tax benefit generated due to federal tax legislation enacted during the three months ended December 31, 2017.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further discussion regarding Staff Accounting Bulletin ("SAB") 118.

Within salon asset impairments presented in the Consolidated Statement of Cash Flows for the six months ended December 31, 2016, $1.7 million of salon asset impairments were related to discontinued operations. Other than the salon asset impairments and the other items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the six months ended December 31, 2017 and 2016.

SmartStyle® Salon Restructuring:

In December 2017 the Company committed to close 597 non-performing Company owned SmartStyle salons in January 2018.

A summary of costs associated with the SmartStyle salon restructuring for the three and six months ended December 31, 2017 is as follows:

Dollars in thousands
Inventory reserves	$585
Long-lived fixed asset impairment	5,418
Asset retirement obligation	7,462
Lease termination and other related closure costs	27,290
Deferred rent	(3,291)
Total	$37,464

As the operational restructuring plan was announced publicly on January 8, 2018, the Company expects to incur an additional $1.0 million in related severance expense in the third quarter of fiscal 2018.

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2017, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Periods Ended December 31, 2017
	Three Months	Six Months
Restricted stock units	38,811	297,969
Performance-based restricted stock units	153,612	153,612

Total compensation cost for stock-based payment arrangements totaled $2.6 and $2.5 million for the three months ended December 31, 2017 and 2016, respectively, and $4.6 and $4.4 million for the six months ended December 31, 2017 and 2016, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. Total compensation cost for stock-based payment arrangements for the three and six months ended December 31,

2017 includes $1.0 and $1.2 million, respectively, related to the termination of former executive officers. In connection with the terminations of former executive officers, the Company settled certain PSUs for cash of $0.4 million during the three and six months ended December 31, 2017, respectively.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $14.4 and $2.5 million for the three months ended December 31, 2017 and 2016, respectively, and $16.7 and $4.4 million for the six months ended December 31, 2017 and 2016, respectively, have been recorded within depreciation and amortization in the Consolidated Statement of Operations.

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

The Company does not believe the standard will impact its recognition of point-of-sale revenue in company-owned salons, or royalties. The Company believes the standard will impact the recognition of initial franchise fees revenue and gift card breakage, although the impacts are not expected to be material to the Company’s consolidated financial statements. The Company licenses intellectual property and trademarks to franchisees through franchise agreements. As part of these agreements, the Company receives an initial franchise fee payment which is currently recognized as revenue when the salon opens. Upon adoption of the new standard initial franchise fees will generally be recognized as revenue over the life of the contract. The Company sells gift cards to customers and records the sale as a liability. The liability is released to revenue once the card is redeemed. Historically a portion of these gift card sales have never been redeemed by the customer (“breakage”). Currently the Company recognizes breakage when redemption is considered remote. Upon adoption of the new standard, expected breakage is anticipated to be recognized as customers redeem the gift cards rather than only when redemption is considered remote.

The Company is continuing its assessment, including the impact on internal controls, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures. The new standard is not expected to have any impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows.

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

2.    INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of December 31, 2017, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.

While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
(Unaudited)	(Dollars in thousands)
Gross revenues	$32,962	$31,019	$65,599	$61,055
Gross profit	9,720	9,168	19,398	17,278
Operating income (loss)	1,053	488	861	(219)
Net income (loss)	1,034	357	690	(472)

3.	EARNINGS PER SHARE:

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

For the three months ended December 31, 2017 and 2016, 492,889 and 446,877, respectively, and for the six months ended December 31, 2017 and 2016, 334,062 and 474,616, respectively, common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,373,110 and 2,361,971 of stock-based awards during the three months ended December 31, 2017 and 2016, respectively, and 1,199,042 and 2,411,047 of stock-based award during the six months ended December 31, 2017 and 2016, respectively, as they were not dilutive under the treasury stock method.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $2.2 million increase in additional paid-in capital during the six months ended December 31, 2017 was primarily due to $4.6 million of stock-based compensation, partly offset by other stock-based compensation activity of $2.4 million, primarily shares forfeited for withholdings on vestings.

5.	INCOME TAXES:

A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Income tax benefit (expense)	$76,462	$(719)	$71,630	$(3,459)
Effective tax rate	205.9%	42.3%	332.9%	34.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) changing rules related to net operating losses ("NOL") carryforwards and carrybacks; (3) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (5) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (6) allowing full expensing of qualified property; (7) creating a new base erosion anti-abuse minimum tax (“BEAT”) and provisions designed to tax global intangible low-taxed income (“GILTI”); (8) adding rules that limit the deductibility of interest expense; and (9) adding new provisions that further restrict the deductibility of certain executive compensation.

Due to our fiscal year end, different provisions of the Tax Act will become applicable at varying dates. Nonetheless, the Company is required to recognize the effects of the rate change and enacted legislation on its deferred tax assets and liabilities in the period of enactment.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimated net tax benefit of $68.9 million in continuing operations for the periods ended December 31, 2017. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance (“VA”). The VA release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the change, the Company is able to release its VA on deferred tax assets that it expects to reverse in future periods. The Company continues to maintain a VA on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

The recorded tax provision and effective tax rates for the three and six months ended December 31, 2017 and three and six months ended December 31, 2016 were different than what would normally be expected primarily due to the impact of the Tax Act and the deferred tax VA. Additionally, the majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company could not recognize for reporting purposes. Due to the Tax Act and the resulting partial release of the Company’s VA, the Company recorded $7.6 million of tax benefit in continuing operations during the three months ended December 31, 2017, exclusive of the $68.9 million benefit mentioned above. Furthermore, the non-cash tax expense is not expected to be material in future periods.

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

7.    GOODWILL AND OTHER INTANGIBLES:

During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as a result of the sale of the mall-based business and the International segment. See Note 10 to the unaudited Condensed Consolidated Financial Statements. The Company utilized the Step 0 goodwill impairment assessment during the first quarter. As part of this assessment, the Company evaluated qualitative factors to determine whether it was more likely than not that the fair value of the reporting units was less than its carrying value. The Company determined it was "more-likely-than-not" that the carrying values of the reporting units were less than the fair values. The Company now reports its operations in two reportable segments: Company-owned salons and Franchise salons. The Company considered whether any goodwill associated with the MasterCuts salons should be allocated as part of the sale of the mall-based business and considered for impairment. The Company determined no goodwill should be allocated to the mall-based business because the salons sold were projected to produce operating losses in the future and had minimal fair value. All goodwill associated with the North American Premium and International segments was previously impaired. Pursuant to the change in operating segments, the Company compared the fair value of the remaining salons in the Company-owned reporting unit to its carrying value and concluded the fair value exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2017	$188,888	$228,099	$416,987
Translation rate adjustments	573	690	1,263
Derecognition related to sale of salon assets to franchisees (1)	(541)	—	(541)
Goodwill, net at December 31, 2017	$188,920	$228,789	$417,709
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

The table below presents other intangible assets:

	December 31, 2017			June 30, 2017
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,356	$(4,229)	$4,127	$8,187	$(4,013)	$4,174
Franchise agreements	10,026	(7,744)	2,282	9,832	(7,433)	2,399
Lease intangibles	14,036	(9,449)	4,587	14,007	(9,077)	4,930
Other	2,030	(1,610)	420	1,994	(1,532)	462
	$34,448	$(23,032)	$11,416	$34,020	$(22,055)	$11,965
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

	Maturity Dates	Interest Rate	December 31, 2017	June 30, 2017
	(fiscal year)		(Dollars in thousands)
Senior Term Notes, net	2020	5.50%	$121,096	$120,599
Revolving credit facility	2018	—	—	—
			$121,096	$120,599

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

The following table contains details related to the Company's Senior Term Notes:

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000	$123,000
Unamortized debt discount	(1,439)	(1,815)
Unamortized debt issuance costs	(465)	(586)
Senior Term Notes, net	$121,096	$120,599

Revolving Credit Facility

The Company has a $200 million five-year unsecured revolving credit facility that expires in June 2018. The revolving credit facility has interest rates tied to LIBOR credit spread. As of December 31, 2017 and June 30, 2017, the Company had no outstanding borrowings under this credit facility. The Company had outstanding standby letters of credit under the facility of $1.5 million at December 31, 2017 and June 30, 2017, primarily related to the Company's self-insurance program, therefore, unused available credit under the facility at December 31, 2017 and June 30, 2017 was $198.5 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2017 and June 30, 2017, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of December 31, 2017, the estimated fair value of the Company's debt was $125.4 million and the carrying value was $123.0 million, excluding the $1.4 million unamortized debt discount and $0.5 million unamortized debt issuance costs. As of June 30, 2017, the estimated fair value of the Company's debt was $125.9 million and the carrying value was $123.0 million, excluding the $1.8 million unamortized debt discount and $0.6 million unamortized debt issuance costs. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Long-lived assets (1)	$(14,434)	$(2,477)	$(16,714)	$(4,386)
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

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

The Company’s reportable operating segments consisted of the following salons:

	December 31, 2017	June 30, 2017
COMPANY-OWNED SALONS:

SmartStyle/Cost Cutters in Walmart Stores (1)	2,497	2,652
Supercuts	954	980
Signature Style	1,414	1,468
Mall locations (Regis and MasterCuts)	—	898
Total North American Salons	4,865	5,998
Total International Salons (2)	—	275
Total Company-owned Salons	4,865	6,273
as a percent of total Company-owned and Franchise salons	55.3%	70.3%

FRANCHISE SALONS:

SmartStyle in Walmart Stores	210	62
Cost Cutters in Walmart Stores	116	114
Supercuts	1,730	1,687
Signature Style	754	770
Total non-mall franchise locations	2,810	2,633
Mall franchise locations (Regis and MasterCuts)	849	—
Total North American Salons	3,659	2,633
Total International Salons (2)	270	13
Total Franchise Salons	3,929	2,646
as a percent of total Company-owned and Franchise salons	44.7%	29.7%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	89	89

Grand Total, System-wide	8,883	9,008
____________________________________

(1)	In January 2018, the Company closed 597 non-performing Company owned SmartStyle salons.

(2)	Canadian and Puerto Rican salons are included in the North American salon totals.

As of December 31, 2017, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts, Regis®, MasterCuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts. The Corporate segment represents home office and other unallocated costs.

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

	For the Three Months Ended December 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$223,214	$—	$—	$223,214
Product	56,748	15,068	—	71,816
Royalties and fees	—	13,485	—	13,485
	279,962	28,553	—	308,515
Operating expenses:
Cost of service	134,850	—	—	134,850
Cost of product	28,044	11,820	—	39,864
Site operating expenses	32,119	—	—	32,119
General and administrative	17,947	6,869	23,776	48,592
Rent	65,159	70	244	65,473
Depreciation and amortization	22,054	91	2,806	24,951
Total operating expenses	300,173	18,850	26,826	345,849
Operating (loss) income	(20,211)	9,703	(26,826)	(37,334)
Other (expense) income:
Interest expense	—	—	(2,169)	(2,169)
Interest income and other, net	—	—	2,362	2,362
(Loss) income from continuing operations before income taxes	$(20,211)	$9,703	$(26,633)	$(37,141)

	For the Three Months Ended December 31, 2016
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$235,609	$—	$—	$235,609
Product	60,636	7,593	—	68,229
Royalties and fees	—	11,411	—	11,411
	296,245	19,004	—	315,249
Operating expenses:
Cost of service	151,193	—	—	151,193
Cost of product	28,783	5,801	—	34,584
Site operating expenses	32,638	—	—	32,638
General and administrative	11,889	4,968	19,838	36,695
Rent	44,881	41	169	45,091
Depreciation and amortization	10,203	89	2,354	12,646
Total operating expenses	279,587	10,899	22,361	312,847
Operating income (loss)	16,658	8,105	(22,361)	2,402
Other (expense) income:
Interest expense	—	—	(2,153)	(2,153)
Interest income and other, net	—	—	1,452	1,452
Income (loss) from continuing operations before income taxes	$16,658	$8,105	$(23,062)	$1,701

	For the Six Months Ended December 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$458,773	$—	$—	$458,773
Product	109,966	22,790	—	132,756
Royalties and fees	—	26,859	—	26,859
	568,739	49,649	—	618,388
Operating expenses:
Cost of service	274,686	—	—	274,686
Cost of product	52,491	17,535	—	70,026
Site operating expenses	65,422	—	—	65,422
General and administrative	33,771	12,415	37,572	83,758
Rent	107,282	117	490	107,889
Depreciation and amortization	31,948	183	5,075	37,206
Total operating expenses	565,600	30,250	43,137	638,987
Operating income (loss)	3,139	19,399	(43,137)	(20,599)
Other (expense) income:
Interest expense	—	—	(4,307)	(4,307)
Interest income and other, net	—	—	3,389	3,389
Income (loss) from continuing operations before income taxes	$3,139	$19,399	$(44,055)	$(21,517)

	For the Six Months Ended December 31, 2016
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$478,700	$—	$—	$478,700
Product	116,949	14,996	—	131,945
Royalties and fees	—	23,435	—	23,435
	595,649	38,431	—	634,080
Operating expenses:
Cost of service	301,990	—	—	301,990
Cost of product	54,130	11,269	—	65,399
Site operating expenses	65,283	—	—	65,283
General and administrative	23,431	10,365	38,815	72,611
Rent	90,893	83	348	91,324
Depreciation and amortization	19,798	179	4,778	24,755
Total operating expenses	555,525	21,896	43,941	621,362
Operating income (loss)	40,124	16,535	(43,941)	12,718
Other (expense) income:
Interest expense	—	—	(4,316)	(4,316)
Interest income and other, net	—	—	1,779	1,779
Income (loss) from continuing operations before income taxes	$40,124	$16,535	$(46,478)	$10,181

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of December 31, 2017, the Company owned, franchised or held ownership interests in 8,883 worldwide locations. Our locations consisted of 8,794 system-wide North American and International salons, and in 89 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2017, we had approximately 30,000 corporate employees worldwide.

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to The Beautiful Group, who will operate these locations as franchise locations. See Note 1 to the unaudited Condensed Consolidated Financial Statements as the results of operations for the mall-based business and International segment are accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section.

In December 2017 the Company committed to close 597 non-performing Company owned SmartStyle salons in January 2018. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017. The action delivers on the Company's commitment to restructure its salon portfolio to improve shareholder value and position the Company for long-term growth. The Company anticipates this action will allow the Company to reallocate capital and human resources to strategically grow its remaining SmartStyle salons with creative new offerings. A summary of costs associated with the SmartStyle salon restructuring for the three and six months ended December 31, 2017 is as follows:

Dollars in thousands
Inventory reserves	$585
Long-lived fixed asset impairment	5,418
Asset retirement obligation	7,462
Lease termination and other related closure costs	27,290
Deferred rent	(3,291)
Total	$37,464

See Note 1 to the unaudited Condensed Consolidated Financial statements for additional information.

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

Beginning in the first quarter of fiscal year 2018, costs associated with field leaders that were previously recorded within Cost of Service and Site Operating expense are now categorized within General and Administrative expense as a result of the field reorganization that took place in the first quarter of fiscal year 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by ($7.2), ($1.7) and $8.9 million, respectively, for the three months ended December 31, 2017 and ($12.3), ($2.8) and $15.1 million, respectively, for the six months ended December 31, 2017. This expense classification does not have a financial impact on the Company's reported operating (loss) income, reported net income (loss) or cash flows from operations.

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

The results of operations for the three and six months ended December 31, 2017 were impacted by Hurricanes Harvey, Irma and Maria. A total of 3,697 salon days were lost as 768 salons were closed at least one day during the year. The Company estimates revenues and expenses in the three and six months ended December 31, 2017 were (reduced) increased by ($0.2) and $0.1 million, respectively, and ($2.6) and $0.8 million, respectively.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Periods Ended December 31,
	Three Months						Six Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$223.2	$235.6	72.3%	74.7%	(240)	(160)	$458.8	$478.7	74.2%	75.5%	(130)	30
Product revenues	71.8	68.2	23.3	21.7	160	170	132.8	131.9	21.5	20.8	70	(30)
Franchise royalties and fees	13.5	11.4	4.4	3.6	80	(10)	26.9	23.4	4.3	3.7	60	—

Cost of service (2)	134.9	151.2	60.4	64.2	(380)	110	274.7	302.0	59.9	63.1	(320)	60
Cost of product (2)	39.9	34.6	55.5	50.7	480	40	70.0	65.4	52.7	49.6	310	40
Site operating expenses	32.1	32.6	10.4	10.4	—	(50)	65.4	65.3	10.6	10.3	30	(60)
General and administrative	48.6	36.7	15.8	11.6	420	(150)	83.8	72.6	13.5	11.5	200	(110)
Rent	65.5	45.1	21.2	14.3	690	10	107.9	91.3	17.4	14.4	300	10
Depreciation and amortization	25.0	12.6	8.1	4.0	410	(10)	37.2	24.8	6.0	3.9	210	(30)

Operating (loss) income	(37.3)	2.4	(12.1)	0.8	(1,290)	100	(20.6)	12.7	(3.3)	2.0	(530)	150

Interest expense	2.2	2.2	0.7	0.7	—	—	4.3	4.3	0.7	0.7	—	—
Interest income and other, net	2.4	1.5	0.8	0.5	30	20	3.4	1.8	0.5	0.3	20	—

Income tax benefit (expense) (3)	76.5	(0.7)	205.9	42.3	N/A	N/A	71.6	(3.5)	332.9	34.0	N/A	N/A

Loss from discontinued operations, net of taxes	(6.6)	(3.2)	(2.1)	(1.0)	(110)	(160)	(40.4)	(5.7)	(6.5)	(0.9)	(560)	(60)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

(3)
Computed as a percent of (loss) income from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$122,497	$130,992	$248,699	$259,942
Supercuts	71,034	72,273	142,466	145,914
Signature Style	86,431	92,980	177,574	189,793
Total Company-owned salons	279,962	296,245	568,739	595,649
Franchise salons:
Product	15,068	7,593	22,790	14,996
Royalties and fees	13,485	11,411	26,859	23,435
Total Franchise salons	28,553	19,004	49,649	38,431
Consolidated revenues	$308,515	$315,249	$618,388	$634,080
Percent change from prior year	(2.1)%	(2.2)%	(2.5)%	(1.7)%
Salon same-store sales decrease (1)	(0.7)%	(2.5)%	(0.2)%	(1.1)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2017	2016	2017	2016
Same-store sales	(0.7)%	(2.5)%	(0.2)%	(1.1)%
Closed salons	(4.8)	(1.5)	(4.2)	(1.7)
New stores and conversions	0.6	0.5	0.6	0.5
Franchise	2.5	(0.1)	1.5	—
Foreign currency	0.4	—	0.3	—
Other	(0.1)	1.4	(0.5)	0.6
	(2.1)%	(2.2)%	(2.5)%	(1.7)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
SmartStyle	(1.5)%	(2.3)%	(0.5)%	(1.1)%
Supercuts	1.4	(1.1)	1.6	—
Signature Style	(1.3)	(3.7)	(1.1)	(1.9)
Consolidated same-store sales	(0.7)%	(2.5)%	(0.2)%	(1.1)%

The same-store sales decrease of 0.7% and 0.2% during the three and six months ended December 31, 2017, respectively, were due to decreases of 3.2% and 3.2%, respectively, in same-store guest visits, partly offset by increases of 2.5% and 3.0%, respectively, in average ticket price. The Company constructed (net of relocations) and closed 8 and 182 company-owned salons, respectively, during the twelve months ended December 31, 2017 and sold (net of buybacks) 266 company-owned salons to franchisees during the same period (2018 Net Salon Count Changes). Revenue related to franchised locations increased $9.5 and $11.2 million during the three and six months ended December 31, 2017, respectively, primarily as a result of product sold to The Beautiful Group and increased number of franchised locations during the twelve months ended December 31, 2017. Also impacting revenues for the three and six months ended December 31, 2017, were favorable foreign currency and a cumulative adjustment related to discontinuing a piloted loyalty program, partly offset by unfavorable calendar shifts.

The same-store sales decrease of 2.5% and 1.1% during the three and six months ended December 31, 2016, respectively, were due to decreases of 6.0% and 5.4%, respectively, in same-store guest visits, partly offset by increases of 3.5% and 4.3%, respectively, in average ticket price. The Company constructed (net of relocations) and closed 56 and 128 company-owned salons, respectively, during the twelve months ended December 31, 2016 and sold (net of buybacks) 23 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes). Also impacting revenues was favorable calendar shifts.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $12.4 and $19.9 million in service revenues during the three and six months ended December 31, 2017, respectively, were primarily due to the 2018 Net Salon Count Changes. Same-store service sales (decrease) increase of (0.7)% and 0.1% during the three and six months ended December 31, 2017, respectively, were primarily the result of 2.7% and 3.4% increases in average ticket price, respectively, and decreases of 3.4% and 3.3%, respectively, in same-store guest visits. Also impacting service revenues during the three and six months ended December 31, 2017, were favorable foreign currency and a cumulative adjustment related to discontinuing a piloted loyalty program, partly offset by unfavorable calendar shifts. The six months ended December 31, 2017 were also negatively impacted by hurricanes in the southern United States.

Decreases of $3.7 and $6.7 million in service revenues during the three and six months ended December 31, 2016, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store service sales decreases of 1.9% and 0.7%, respectively, partly offset by favorable calendar shifts. Decreases in same-store service sales were primarily the result of 5.6% and 5.1% decreases in same-store guest visits, respectively, partly offset by 3.7% and 4.4% increases in average ticket price, respectively, during the three and six months ended December 31, 2016.

Product Revenues

The $3.6 and $0.8 million increases in product revenues during the three and six months ended December 31, 2017 were primarily due to product sold to The Beautiful Group, partly offset by the 2018 Net Salon Count Changes and same-store product sales decreases of 0.8% and 1.2%, respectively. For the three and six months ended December 31, 2017, the decrease in same-store product sales was primarily the result of a decrease in same-store transactions of 4.2% and 4.6%, respectively, partly offset by an increase in average ticket price of 3.4% and 3.4%, respectively. The six months ended December 31, 2017 were also negatively impacted by hurricanes in the southern United States.

Decreases of $3.3 and $4.0 million in product revenues during the three and six months ended December 31, 2016, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store product sales decreases of 4.7% and 2.6%, respectively, partly offset by favorable calendar shifts. The decrease in same-store product sales was primarily the result of decreases in same-store transactions of 5.0% and 3.8%, respectively, partly offset by increases in average ticket price of 0.3% and 1.2% during the three and six months ended December 31, 2016, respectively.

Royalties and Fees

Total franchised locations open at December 31, 2017 were 3,929 as compared to 2,549 at December 31, 2016. The increase of $2.1 and $3.4 million in royalties and fees for the three and six months ended December 31, 2017, respectively, was primarily due to higher franchise fees due to an increase in the number of new salons opened in fiscal 2018 compared to the prior year and higher royalties due to the increased number of franchised locations.

Total franchised locations open at December 31, 2016 were 2,549 compared to 2.427 at December 31, 2015. Decreases of $0.3 and $0.2 million in royalties and fees for the three and six months ended December 31, 2016, respectively, compared to the prior year period were primarily due to a lower level of initial franchise fees due to the timing of new salon openings and higher franchise termination fees in the prior year, partly offset by the increased number of franchised locations and same-store sales increases and franchised locations. In the prior year, franchise growth and the associated fees with new franchise openings was skewed to the first half of the year whereas the Company expected new openings to be weighted more towards the back half of the year.

Cost of Service

The 380 and 320 basis point decreases in cost of service as a percent of service revenues during the three and six months ended December 31, 2017, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering this change in expense categorization, cost of service as a percent of service revenues decreased 70 and 60 basis points for the three and six months ended December 31, 2017, respectively, as a result of improved stylist productivity and cost savings associated with salon tools, partly offset by state minimum wage increases and higher health insurance costs. The six months ended December 31, 2017, were also negatively impacted by hurricanes in the southern United States.

The 110 and 60 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2016, respectively, were primarily the result of state minimum wage increases, stylist productivity and a rebate in the prior year, partly offset by lower bonuses.

Cost of Product

The 480 and 310 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2017, respectively, were primarily due to franchise product sold to The Beautiful Group, shift into lower margin product revenue to franchises and inventory reserves related to the SmartStyle restructure.

The 40 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2016 were primarily due to a mix shift into lower margin product sales to franchisees. The increase during the six months ended December 31, 2016 was also due to inventory write-offs associated with salon closures and obsolescence.

Site Operating Expenses

Site operating expenses (decreased) increased $(0.5) and $0.1 million during the three and six months ended December 31, 2017, respectively. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $1.2 and $2.9 million during the three and six months ended December 31, 2017, respectively, primarily as a result of the SmartStyle marketing campaign and less favorable actuarial adjustments related to workers' compensation accruals, partly offset by a net reduction in salon counts.

Site operating expenses decreased by $2.4 and $5.1 million during the three and six months ended December 31, 2016, respectively. The decreases were primarily due to cost savings associated with workers' compensation and salon telecom costs and reduced stylist incentives, partly offset by an increase in repairs and service expense.

General and Administrative

General and administrative (G&A) increased $11.9 and $11.1 million during the three and six months ended December 31, 2017, respectively. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, G&A increased (decreased) $3.0 and ($4.0) million during the three and six months ended December 31, 2017, respectively. The remaining G&A increase during the three months ended December 31, 2017 was primarily as a result of severance payments related to terminations of former executives, year over year increase in incentive compensation accruals and professional fees. After considering the change in expense categorization as a result of the field reorganization, the G&A decrease during the six months ended December 31, 2017, was primarily a result of a gain associated with life insurance proceeds in connection with the passing of a former executive officer, partially offset by severance payments related to terminations of former executives, year over year increase in incentive compensation accruals and professional fees.

The decreases of $5.5 and $8.8 million during the three and six months ended December 31, 2016, respectively, in G&A were primarily driven by certain costs in the prior year quarter, timing, and cost savings, partly offset by planned strategic investments in Technical Education. The decrease during the six months ended December 31, 2106 was also driven by one-time compensation benefits.

Rent

Rent expense increased $20.4 and $16.6 million during the three and six months ended December 31, 2017 primarily due to lease termination and other related closure costs associated with the SmartStyle operational restructuring and rent inflation, partly offset by a deferred rent adjustment related to the SmartStyle restructuring and a net reduction in salon counts.

Rent expense decreased $0.8 and $1.0 million during the three and six months ended December 31, 2016, respectively, due to salon closures, partly offset by lease termination fees and rent inflation.

Depreciation and Amortization

Depreciation and amortization (D&A) increased $12.3 and $12.5 million during the three and six months ended December 31, 2017, respectively, primarily due to costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle restructuring and higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon base.

The decreases of $0.6 and $2.5 million in D&A during the three and six months ended December 31, 2016, respectively, were primarily due to lower depreciation on a reduced salon base and reduced fixed asset impairment charges in the six months ended December 31, 2016.

Interest Expense

Interest expense was flat for the three and six months ended December 31, 2017 compared to the prior year period.

Interest expense decreased $0.2 and $0.4 million for the three and six months ended December 31, 2016, respectively, primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

Interest Income and Other, net

The $0.9 and $1.6 million increase in interest income and other, net during the three and six months ended December 31, 2017, respectively, was primarily due to income received for transition services related to The Beautiful Group transaction, partly offset by a prior year insurance recovery benefit. The six months ended December 31, 2017 also benefited from increased gift card breakage and a net gain on salon assets sold to franchisees.

The $0.6 and $0.1 million increases in interest income and other, net during the three and six months ended December 31, 2016, respectively, were primarily due to an insurance recovery and gift card breakage. For the six months ended December 31, 2016, these increases were partially offset due to prior year gains on salon assets sold.

Income Taxes

During the three and six months ended December 31, 2017, the Company recognized tax benefit of $76.5 and $71.6 million, respectively, with corresponding effective tax rates of 205.9% and 332.9%.

During the three and six months ended December 31, 2016, the Company recognized tax expense of $0.7 and $3.5 million, respectively, with corresponding effective tax rates of 42.3% and 34.0%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimated net tax benefit of $68.9 million in continuing operations for the periods ended December 31, 2017. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance (“VA”). The VA release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the change, the Company is able to release its VA on deferred tax assets that it expects to reverse in future periods. The Company continues to maintain a VA on the historical balance of its finite lived federal

NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

The recorded tax provision and effective tax rates for the three and six months ended December 31, 2017 and three and six months ended December 31, 2016 were different than what would normally be expected primarily due to the impact of the Tax Act and the deferred tax VA. Additionally, the majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company could not recognize for reporting purposes. Due to the Tax Act and the resulting partial release of the Company’s VA, the Company recorded $7.6 million of tax benefit in continuing operations during the three months ended December 31, 2017, exclusive of the $68.9 million benefit mentioned above. Furthermore, the non-cash tax expense is not expected to be material in future periods.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Loss from Discontinued Operations

Loss associated with the discontinued operations of the mall-based business and International segment during the three months ended December 31, 2017 and 2016, were $6.6 and $3.2 million, respectively, and during the six months ended December 31, 2017 and 2016, $40.4 and $5.7 million, respectively. The increase in the loss during the three months ended December 31, 2017 is primarily due to asset impairment charges based on the sales price and the carrying value of the International segment and professional fees related to the successful completion of the transaction. The increase in the loss during the six months ended December 31, 2017 was primarily due to asset impairment charges, the loss from operations, the recognition of net loss of amounts previously classified within accumulated other comprehensive income and professional fees associated with the transaction. The recognition of the net loss of amounts previously classified within accumulated other comprehensive income into earnings was the result of the Company's liquidation of substantially all foreign entities with British pound denominated entities. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment

Based on our internal management structure, we now report two segments: Company-owned salons and Franchise salons. See Note 10 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(Dollars in millions)		(Decrease) Increase		(Dollars in millions)		(Decrease) Increase
Total revenue	$280.0	$296.2	$(16.2)	$(6.3)	$568.7	$595.6	$(26.9)	$(9.9)
Same-store sales	(0.7)%	(2.5)%	180 bps	(630 bps)	(0.2)%	(1.1)%	90 bps	(400 bps)

Operating (loss) income	$(20.2)	$16.7	$(36.9)	$(0.9)	$3.1	$40.1	$(37.0)	$2.3

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2017	2016	2017	2016
Same-store sales	(0.7)%	(2.5)%	(0.2)%	(1.1)%
Closed salons	(5.1)	(1.6)	(4.4)	(1.8)
New stores and conversions	0.2	0.5	0.3	0.5
Foreign currency	0.3	—	0.3	—
Other	(0.2)	1.5	(0.5)	0.8
	(5.5)%	(2.1)%	(4.5)%	(1.6)%
Company-owned salon revenues decreased $16.2 and $26.9 million during the three and six months ended December 31, 2017, respectively, primarily due to the closure of 182 salons and the sale of 266 company-owned salons (net of buybacks) to franchisees during the twelve months ended December 31, 2017 and same-store sale decreases of 0.7% and 0.2% during the three and six months ended December 31, 2017, respectively. The same-store sales decreases were due to decreases of 3.2% and 3.2% in same-store guest visits, partly offset by increases of 2.5% and 3.0% in average ticket price during the three and six months ended December 31, 2017, respectively. Partly offsetting the decrease was revenue growth from construction (net of relocations) of 8 salons during the twelve months ended December 31, 2017.
Company-owned salon revenues decreased $6.3 and $9.9 million during the three and six months ended December 31, 2016, respectively, primarily due to the closure of 128 salons and the sale of 23 company-owned salons (net of buybacks) to franchisees during the twelve months ended December 31, 2016 and same-store sales decreases of 2.5% and $1.1%, respectively, partly offset by revenue growth from construction (net of relocations) of 56 salons during the twelve months ended December 31, 2016. The same-store sales decreases were due to 6.0% and 5.4% decreases in same-store guest visits, partly offset by 3.5% and 4.3% increases in average ticket price.
Company-owned Salon Operating (Loss) Income
During the three and six months ended December 31, 2017, Company-owned salon operations generated operating (loss) income of $(20.2) and $3.1 million, a decrease of $36.9 and $37.0 million compared to the prior comparable period, primarily due to SmartStyle restructuring charges consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition and non-cash fixed asset impairment costs. Also contributing to the decrease were state minimum wage increases, costs associated with the SmartStyle marketing campaign and higher health insurance costs, partly offset by improved stylist productivity, the closure of underperforming salons and prior year inventory expense related to salon tools. The six months ended December 31, 2017 were also negatively impacted by the hurricanes in the southern United States.
Company-owned salon operating income decreased $0.9 million during the three months ended December 31, 2016 primarily due to the same-store sales decreases, state minimum wage increases and decreased stylist productivity, partly offset by cost savings associated with salon telecom and utilities costs and lower bonuses. Company-owned salon operating income increased $2.3 million during the six months ended December 31, 2016 primarily due to reduced fixed asset impairment charges and cost savings associated with salon telecom and utilities costs, partly offset by same-store sales decreases, minimum wage increases, and decreased stylist productivity.

Franchise Salons

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(Dollars in millions)		Increase (Decrease)		(Dollars in millions)		Increase (Decrease)
Revenue
Product	$15.1	$7.6	$7.5	$(0.7)	$22.8	$15.0	$7.8	$(0.8)
Royalties and fees	13.5	11.4	2.1	(0.2)	26.9	23.4	3.4	(0.2)
Total franchise salons revenue (1)	$28.6	$19.0	$9.5	$(0.9)	$49.6	$38.4	$11.2	$(1.0)

Operating income	$9.7	$8.1	$1.6	$(0.1)	$19.4	$16.5	$2.9	$0.4
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Franchise Salon Revenues
Franchise salon revenues increased $9.5 million and $11.2 million during the three and six months ended December 31, 2017, respectively, due to increases of $7.5 and $7.8 million, respectively, in franchise product sales primarily due to product sold to The Beautiful Group and $2.1 and $3.4 million, respectively, in increased royalties and fees, primarily as a result of increased franchised locations. The increase in royalties and fees was also due to an increase in the number of new salons opened in the first six months compared to the prior year. During the twelve months ended December 31, 2017, franchisees constructed (net of relocations) and closed 108 and 127 franchise-owned salons, respectively, and purchased (net of Company buybacks) 266 salons from the Company and 1,134 salons previously included in the Company's previous mall-based business and International segment during the same period.
Franchise salon revenues decreased $0.9 and $1.0 million during the three and six months ended December 31, 2016, respectively, due to $0.7 and $0.8 million decreases in franchise product sales, respectively and $0.2 million decreases in royalties and fees. The decreases in royalties and fees were primarily due to lower franchise fees and a higher level of franchise termination fees in the prior year, partly offset by the increased number of franchised locations and same-store sales increases at franchised locations. During the twelve months ended December 31, 2016, franchisees constructed (net of relocations) and closed 165 and 70 franchise-owned salons, respectively, and purchased (net of Company buybacks) 27 salons from the Company during the same period.
Franchise Salon Operating Income
Franchise salon operating income increased $1.6 and $2.9 million during the three and six months ended December 31, 2017, respectively, primarily due to the increased number of new franchised locations. Franchise salon operating income decreased $0.1 million during the three months ended December 31, 2016 primarily due to lower franchise product sales and franchise fees, partly offset by timing of annual franchise convention. Franchise salon operating income increased $0.4 million during the six months ended December 31, 2016 primarily due to the prior year including bad debt expense and one-time compensation benefits during the period, partly offset by lower franchise product sales and franchise fees.
Corporate
Corporate Operating Loss
Corporate operating loss increased $4.5 million during the three months ended December 31, 2017 primarily driven by a year over year increase in incentive compensation accruals, severance associated with terminations of former executives and professional fees, partly offset by savings realized from Company initiatives. Corporate operating loss decreased $0.8 during the six months ended December 31, 2017 primarily driven by a gain associated with life insurance proceeds in connection with the passing of a former executive officer and savings realized from Company initiatives, partly offset by year over year increase in incentive compensation accruals, severance associated with terminations of former executives and professional fees.
Corporate operating loss decreased $4.1 and $6.5 million during the three and six months ended December 31, 2016 primarily due to the prior certain costs in the prior year quarter, timing, and cost savings, partly offset by planned strategic investments in Technical Education, partly offset by one-time compensation benefits.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of December 31, 2017, cash and cash equivalents were $163.3 million, with $146.6, $16.6 and $0.1 million within the United States, Canada, and Europe, respectively.

The Company's borrowing agreements include $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes) and a $200.0 million five-year unsecured revolving credit facility that expires in June 2018, of which $198.5 million was unused as of December 31, 2017. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Uses of Cash

The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's multi-year strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2017, cash used in operating activities of $12.3 million, a decrease of $39.9 million compared to the prior comparable period, was primarily due to the payment of lease termination and other related closure costs associated with the Company's SmartStyle restructuring.

During the six months ended December 31, 2016, cash provided by operating activities of $27.6 million increased $15.0 million compared to the prior comparable period, primarily due to higher inventory purchases in the prior year.

Cash Flows from Investing Activities

During the six months ended December 31, 2017, cash provided by investing activities of $5.3 million was primarily from proceeds from company-owned life insurance policies of $18.1 million and cash proceeds from sale of salon assets of $2.7 million, partly offset by capital expenditures of $14.9 million and a change in restricted cash of $0.5 million.

During the six months ended December 31, 2016, cash used in investing activities of $17.3 million was primarily for capital expenditures of $18.4 million, partly offset by a change in restricted cash of $0.7 million and cash proceeds from the sale of salon assets of $0.3 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2017, cash used in financing activities of $2.4 million was for employee taxes paid for shares withheld of $2.0 million and settlement of equity awards of $0.4 million.

During the six months ended December 31, 2016, cash used in financing activities of $1.1 million was for employee taxes paid for shares withheld.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
December 31, 2017	18.9%	(60)
June 30, 2017	19.5%	40
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2017).

The 60 basis point decrease in the debt to capitalization ratio as of December 31, 2017 as compared to June 30, 2017 was primarily due to increases to shareholders equity resulting from the impact of changes in federal tax legislation during the six months ended December 31, 2017, partially offset by the non-cash impairment charge associated with the franchising the Company's previously owned mall-based and International segment and costs associated with the Company's restructuring of its SmartStyle portfolio.

The 40 basis point increase in the debt to capitalization ratio as of June 30, 2017 compared to June 30, 2016 was primarily due to net reductions to shareholders' equity resulting from net losses and foreign currency translation adjustments.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. At December 31, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program. No shares were repurchased in the three months ended December 31, 2017.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; the ability of the Company to maintain a satisfactory relationship with Walmart; the success of The Beautiful Group, our largest franchisee; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; consumer shopping trends and changes in manufacturer distribution channels; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; ability to attract and retain key management personnel; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except for the revisions to the first five risk factors listed below and the addition of the last risk factor listed below:

We are in the process of implementing a new strategy, priorities and initiatives under our recently appointed President and Chief Executive Officer, and any inability to execute and evolve our strategy over time could adversely impact our financial condition and results of operations.

Hugh E. Sawyer became our President and Chief Executive Officer and a member of the Board of Directors effective April 17, 2017. The transition has resulted in, and could further result in, changes in business strategy as Mr. Sawyer seeks to continue to improve the performance of company-owned salons while at the same time accelerate the growth of our franchise model. As part of our strategic transformation, we announced that we were reviewing strategic alternatives for our mall-based salons, which culminated in the sale and franchise of those salons announced on October 1, 2017; reorganized our field structure by brand/concept in August 2017; announced January 8, 2018 that we would be closing 597 non-performing company owned SmartStyle salons (including 8 TGF salons) as part of the operational restructuring of the SmartStyle portfolio; and implemented a 120-day plan and other initiatives, including investments in digital marketing and a SmartStyle mobile application designed to improve the guest experience.

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

In October 2017, we sold substantially all of our mall-based salons, consisting of 858 Regis Salons and MasterCuts locations, and substantially all of our International business to a new, single franchisee, The Beautiful Group. Growth and development of our franchise model is ongoing. During the first half of fiscal year 2018 and through January 23, 2018, we entered into agreements to sell 310 of our company-owned salons across our brands to new and existing franchisees (of which 284 were SmartStyle salons). It will take time to execute, and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results.

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

In addition to a new President and Chief Executive Officer, since May 2017 we have appointed a new President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, General Counsel, Vice President of Walmart Relations and Vice President Creative, and over the next fiscal year we may add personnel in a number of key positions, which may further result in new strategies, priorities and initiatives. The process of implementing any new strategies, priorities and initiatives involves inherent risks and the changes we implement could harm our relationships with customers, suppliers, employees or other third parties and may be disruptive to our business. While we believe the pursuit of these changes will have a positive effect on our business in the long term, we cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.

It is important for us to attract, train and retain talented stylists and salon leaders.

Guest loyalty is dependent upon the stylists who serve our guests. Qualified, trained stylists are a key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our company-owned salons and franchisees to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may increase the number of stylists considering careers outside the beauty industry. There is also a low unemployment rate and high competition for employees in the service industry, particularly licensed employees, which drives increased competition for stylists and could result in retention and hiring difficulties. In some markets, we have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we would have increased difficulty staffing our salons in some markets. If our company-owned salons or franchisees are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.

Acceleration of the sale of certain company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.

During fiscal 2017, we accelerated the sale of company-owned salons to new and existing franchisees. Specifically, in January 2017, we began offering SmartStyle franchises for the first time, and during the second half fiscal 2017 we entered into agreements to refranchise 233 salons across our brands. During the first half of fiscal 2018 through January 23, 2018, we entered into agreements to sell 310 of our company-owned salons across our brands to new and existing franchisees (of which 284 were SmartStyle salons). In October 2017, we sold substantially all of our mall-based salons and substantially all of our International business to The Beautiful Group, who will operate these approximately 1,100 salons as our largest franchisee.

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

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, manage our two distribution centers and other inventory and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hackers, security breaches, and natural disasters. In addition, certain of our management information systems are developed and maintained by external vendors, including our POS system, and some are outdated, of limited functionality, not owned by the Company or not exclusively provided to the Company. The failure of our management information systems to perform as we anticipate, meet the continuously evolving needs of our business, or provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, and reputational damage.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2017, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. At December 31, 2017, 18.4 million shares have been cumulatively repurchased for $390.0 million, and $60.0 million remained outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2017.

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

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 1, 2018	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: February 1, 2018	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)