Form 10-Q
period 2018-03-31
REGIS CORP
filed 2018-05-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2018:

Common Stock, $.05 par value	46,126,660
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$105,200	$171,044
Receivables, net	33,388	19,683
Inventories	81,131	98,392
Other current assets	46,488	48,114
Current assets held for sale (Note 1)	—	32,914
Total current assets	266,207	370,147

Property and equipment, net	104,127	123,281
Goodwill	415,503	416,987
Other intangibles, net	10,935	11,965
Other assets	60,433	61,756
Noncurrent assets held for sale (Note 1)	—	27,352
Total assets	$857,205	$1,011,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	50,913	54,501
Accrued expenses	101,928	110,435
Current liabilities related to assets held for sale (Note 1)	—	13,126
Total current liabilities	152,841	178,062

Long-term debt, net	90,000	120,599
Other noncurrent liabilities	101,093	197,374
Noncurrent liabilities related to assets held for sale (Note 1)	—	7,232
Total liabilities	343,934	503,267
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 46,126,249 and 46,400,367 common shares at March 31, 2018 and June 30, 2017 respectively	2,306	2,320
Additional paid-in capital	208,149	214,109
Accumulated other comprehensive income	10,407	3,336
Retained earnings	292,409	288,456

Total shareholders’ equity	513,271	508,221

Total liabilities and shareholders’ equity	$857,205	$1,011,488

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2018 and 2017
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Service	$221,926	$237,998	$680,699	$716,698
Product	64,887	63,844	197,643	195,789
Royalties and fees	13,988	11,636	40,847	35,071
	300,801	313,478	919,189	947,558
Operating expenses:
Cost of service	132,081	153,008	406,767	454,998
Cost of product	37,139	30,989	107,165	96,388
Site operating expenses	31,021	30,604	96,443	95,887
General and administrative	45,727	45,694	129,485	118,305
Rent	39,391	45,821	147,280	137,145
Depreciation and amortization	9,558	13,576	46,764	38,331
Total operating expenses	294,917	319,692	933,904	941,054

Operating income (loss)	5,884	(6,214)	(14,715)	6,504

Other (expense) income:
Interest expense	(5,095)	(2,125)	(9,402)	(6,441)
Interest income and other, net	1,785	357	5,174	2,136

Income (loss) from continuing operations before income taxes	2,574	(7,982)	(18,943)	2,199

Income tax benefit (expense)	2,225	(3,858)	73,855	(7,317)

Income (loss) from continuing operations	4,799	(11,840)	54,912	(5,118)

Loss from discontinued operations, net of taxes (Note 1)	(10,605)	(6,615)	(50,973)	(12,275)

Net (loss) income	$(5,806)	$(18,455)	$3,939	$(17,393)

Net (loss) income per share:
Basic:
Income (loss) from continuing operations	$0.10	$(0.26)	$1.18	$(0.11)
Loss from discontinued operations	(0.23)	(0.14)	(1.09)	(0.27)
Net (loss) income per share, basic (1)	$(0.12)	$(0.40)	$0.08	$(0.38)
Diluted:
Income (loss) from continuing operations	$0.10	$(0.26)	$1.17	$(0.11)
Loss from discontinued operations	(0.22)	(0.14)	(1.08)	(0.27)
Net (loss) income per share, diluted (1)	$(0.12)	$(0.40)	$0.08	$(0.38)

Weighted average common and common equivalent shares outstanding:
Basic	46,612	46,360	46,684	46,304
Diluted	47,153	46,360	47,093	46,304
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For The Three and Nine Months Ended March 31, 2018 and 2017
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(5,806)	$(18,455)	$3,939	$(17,393)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	(1,382)	248	919	(4,590)
Reclassification adjustments for losses included in net (loss) income (Note 1)	—	—	6,152	—
Net current period foreign currency translation adjustments	(1,382)	248	7,071	(4,590)
Recognition of deferred compensation	—	(22)	—	(22)
Other comprehensive (loss) income	(1,382)	226	7,071	(4,612)
Comprehensive (loss) income	$(7,188)	$(18,229)	$11,010	$(22,005)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2018 and 2017
(Dollars in thousands)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$3,939	$(17,393)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash impairment related to discontinued operations	37,020	—
Depreciation and amortization	29,736	30,709
Depreciation related to discontinued operations	3,723	10,642
Equity in loss of affiliated companies	—	50
Deferred income taxes	(81,006)	6,419
Gain on life insurance	(7,986)	—
Gain from sale of salon assets to franchisees, net(1)	(255)	(53)
Salon asset impairments	11,099	7,622
Accumulated other comprehensive income reclassification adjustments (Note 1)	6,152	—
Stock-based compensation	6,483	9,498
Amortization of debt discount and financing costs	4,011	1,054
Other non-cash items affecting earnings	(286)	150
Changes in operating assets and liabilities, excluding the effects of asset sales	(35,268)	(1,884)
Net cash (used in) provided by operating activities	(22,638)	46,814

Cash flows from investing activities:
Capital expenditures	(20,065)	(20,296)
Capital expenditures related to discontinued operations	(1,171)	(5,124)
Proceeds from sale of assets to franchisees(1)	5,620	594
Change in restricted cash	(327)	999
Proceeds from company-owned life insurance policies	18,108	876
Net cash provided by (used in) investing activities	2,165	(22,951)

Cash flows from financing activities:
Borrowings on revolving credit facility	90,000	—
Repayments of long-term debt	(124,230)	—
Repurchase of common stock	(9,634)	—
Taxes paid for shares withheld	(2,279)	(1,228)
Cash settlement of equity awards	(550)	(440)
Net cash used in financing activities	(46,693)	(1,668)

Effect of exchange rate changes on cash and cash equivalents	(30)	(852)

(Decrease) increase in cash and cash equivalents	(67,196)	21,343

Cash and cash equivalents:
Beginning of period	171,044	147,346
Cash and cash equivalents included in current assets held for sale	1,352	—
Beginning of period, total cash and cash equivalents	172,396	147,346
End of period	$105,200	$168,689
__________________________________________________________
(1)    Excludes transaction with The Beautiful Group.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2018 and its consolidated results of operations, comprehensive (loss) income and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Discontinued Operations:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who will operate these locations as franchise locations. As part of the sale of the mall-based business, TBG agreed to pay for the value of certain inventory and assumed specific liabilities, including lease liabilities. For the International segment, the Company entered into a share purchase agreement with TBG for minimal consideration.

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

In connection with the sale of the mall-based business and the International segment as part of our held for sale assessment at September 30, 2017, the Company performed an impairment assessment of the asset groups. The Company recognized net impairment charges within discontinued operations based on the difference between the expected sale prices and the carrying value of the asset groups.

In March 2018, the Company entered into discussions with TBG regarding a waiver of working capital and prepaid rent payments associated with the original transaction and the financing of certain receivables to assist TBG with its cash flow and operational needs.

Based on the status of these discussions at March 31, 2018, the Company fully reserved the working capital and prepaid rent amount of $11.7 million, which was recorded within discontinued operations, net of taxes on the Condensed Consolidated Statement of Operations.

In addition, the Company reclassified $8.0 million of accounts receivables due from TBG to other assets as these receivables are expected to be collected more than twelve months in the future. Should the Company need to record reserves against its current and future receivables from TBG, these reserves would be recorded within general and administrative expenses.

The following summarizes the results of our discontinued operations for the periods presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$—	$99,125	$101,140	$320,130
Loss from discontinued operations, before income taxes	(13,545)	(6,565)	(57,385)	(12,225)
Income tax benefit on discontinued operations	2,940	—	6,412	—
Equity in loss of affiliated companies, net of tax	—	(50)	—	(50)
Loss from discontinued operations, net of income taxes	$(10,605)	$(6,615)	$(50,973)	$(12,275)

For the three months ended March 31, 2018, included within the $10.6 million loss from discontinued operations are $11.7 million of asset impairment charges as a result of the reserve of the working capital and prepaid rent associated with the original transaction, $1.2 million of loss from operations primarily associated with prior year reserves adjustments and $0.6 million of professional fees associated with the transaction, partly offset by $2.9 million income tax benefit. For the nine months ended March 31, 2018, included within the $51.0 million loss from discontinued operations are $40.8 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated entities, $4.0 million of loss from operations and $6.4 million of professional fees associated with the transaction, partly offset by a $6.4 million income tax benefit.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further discussion regarding Staff Accounting Bulletin ("SAB") 118.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. As of March 31, 2018, the Company concluded that TBG is a VIE based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the carrying value of the amounts due from TBG and the guarantee of the operating leases.

Within salon asset impairments presented in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2017, $2.3 million of salon asset impairments were related to discontinued operations. Other than the salon asset impairments and the other items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the nine months ended March 31, 2018 and 2017.

SmartStyle® Salon Restructuring:

In January 2018 the Company closed 597 non-performing Company owned SmartStyle salons.

A summary of costs associated with the SmartStyle salon restructuring for the three and nine months ended March 31, 2018 is as follows:

	Financial Line Item	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
		(Dollars in thousands)
Inventory reserves	Cost of Product	$—	$585
Severance	General and administrative	897	897
Long-lived fixed asset impairment	Depreciation and amortization	42	5,460
Asset retirement obligation	Depreciation and amortization	—	7,462
Lease termination and other related closure costs	Rent	—	27,290
Deferred rent	Rent	—	(3,291)
Total		$939	$38,403

Stock-Based Employee Compensation:

During the three and nine months ended March 31, 2018, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Periods Ended March 31, 2018
	Three Months	Nine Months
Restricted stock units	10,425	308,394
Performance-based restricted stock units	9,960	163,572

Total compensation cost for stock-based payment arrangements totaled $1.9 and $5.1 million for the three months ended March 31, 2018 and 2017, respectively, and $6.5 and $9.5 million for the nine months ended March 31, 2018 and 2017, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. Total compensation cost for stock-based payment arrangements related to the termination of former executive officers for the three and nine months ended March 31, 2018 includes zero and $1.2 million, respectively, and $2.6 million and $2.6 million for the three and nine months ended March 31, 2017, respectively. In connection with the terminations of former executive officers, the Company settled certain PSUs for cash of $0.2 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, and $0.6 million and $0.4 million during the nine months ended March 31, 2018 and 2017, respectively.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $0.3 and $3.2 million for the three months ended March 31, 2018 and 2017, respectively, and $9.6 million and $7.6 million for the nine months ended March 31, 2018 and 2017, respectively, have been recorded within depreciation and amortization in the Consolidated Statement of Operations. As of March 31, 2018, the remaining unpaid asset retirement obligation related to the SmartStyle salon restructuring was $1.5 million and included in salon assets impairment for the nine months ended March 31, 2018 on the Condensed Consolidated Statement of Cash Flows.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of fiscal year 2018. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company expects to adopt this guidance in fiscal year 2019 using the full retrospective method of adoption.

The Company does not believe the standard will impact its recognition of point-of-sale revenue in company-owned salons, or royalties. The Company believes the standard will impact the recognition of advertising fund contributions, initial franchise fees revenue and gift card breakage. The Company has various franchising programs to support its franchise salon concepts, with most including advertising funds that provide comprehensive advertising and sales promotion support. The Company does not currently recognize franchisee contributions to and subsequent expenditures from advertising funds in its revenues and expenses. Upon adoption of the new standard, the Company will include contributions to and expenditures from the advertising funds within its Consolidated Statements of Operations and of Cash Flows. This change has the potential to materially impact the Company's gross amount of revenues, expenses and net income as a result of timing associated with the collection of contributions and subsequent distributions. The Company licenses intellectual property and trademarks to franchisees through franchise agreements. As part of these agreements, the Company receives an initial franchise fee payment which is currently recognized as revenue when the salon opens. Upon adoption of the new standard initial franchise fees will generally be recognized as revenue over the life of the initial contract. The Company sells gift cards to customers and records the sale as a liability. The liability is released to revenue once the card is redeemed. Historically a portion of these gift card sales have never been redeemed by the customer (“breakage”). Currently the Company recognizes breakage when redemption is considered remote. Upon adoption of the new standard, expected breakage is anticipated to be recognized as customers redeem the gift cards rather than only when redemption is considered remote. The Company is currently in the process of quantifying the consolidated financial statement impact of the areas impacted by the standard.

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

2.    INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of March 31, 2018, the Company had a 54.6% ownership interest in EEG and no remaining investment value as the Company fully impaired its investment in EEG as of December 31, 2015. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.

While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
(Unaudited)	(Dollars in thousands)
Gross revenues	$32,398	$32,660	$97,997	$93,715
Gross profit	8,856	10,287	28,254	27,429
Operating (loss) income	(1,003)	554	(142)	336
Net (loss) income	(1,072)	425	(382)	(48)

3.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.

For the three and nine months ended March 31, 2018, 541,405 and 409,646, respectively, common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations. For the three and nine months ended March 31, 2017, 492,524 and 547,171, respectively, common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 550,948 and 2,239,467 of stock-based awards during the three months ended March 31, 2018 and 2017, respectively, and 730,377 and 2,317,889 of stock-based award during the nine months ended March 31, 2018 and 2017, respectively, as they were not dilutive under the treasury stock method.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $6.0 million decrease in additional paid-in capital during the nine months ended March 31, 2018 was primarily due to $9.6 million of common stock repurchases and $2.9 million of other stock-based compensation activity, primarily shares forfeited for withholdings on vestings, partly offset by $6.5 million of stock-based compensation.

During the three and nine months ended March 31, 2018, the Company repurchased 585,967 shares for $9.6 million under a previously approved stock repurchase program. At March 31, 2018, $50.4 million remains outstanding under the approved stock repurchase program.

5.	INCOME TAXES:

A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax benefit (expense)	$2,225	$(3,858)	$73,855	$(7,317)
Effective tax rate	86.4%	48.3%	389.9%	332.7%

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

Due to the Company's fiscal year end, different provisions of the Tax Act will become applicable at varying dates. Nonetheless, the Company is required to recognize the effects of the rate change and enacted legislation on its deferred tax assets and liabilities in the period of enactment.

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

In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.9 million in continuing operations during the nine months ended March 31, 2018. The $68.9 million net tax benefit is comprised of $31.0 million for the partial release of the U.S. valuation allowance and $37.9 million associated with remeasurement of the deferred tax accounts. The benefit recognized on current losses and the partial valuation allowance release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the new tax rules, the Company can now consider its indefinite lived deferred tax liabilities as a source of income to support the realization of its existing deferred tax assets that upon reversal are expected to generate indefinite lived NOLs. Consequently, the Company is able to remove the valuation allowance associated with these deferred tax assets. The Company continues to maintain a valuation allowance on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

The IRS examination associated with the Company’s U.S. federal income tax returns for fiscal years 2010 through 2013 was finalized during the period ended March 31, 2018. Closure of the examination resulted in adjustments to existing tax attributes and did not result in any cash outflow. The Company is no longer subject to IRS examinations for years before 2013. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2018 and three and nine months ended March 31, 2017 were different than what would normally be expected primarily due to the impact of the federal Tax Act and state conformity of the new federal provisions, closure of the IRS examination and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

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

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2017	$188,888	$228,099	$416,987
Translation rate adjustments	104	126	230
Derecognition related to sale of salon assets to franchisees (1)	(1,714)	—	(1,714)
Goodwill, net at March 31, 2018	$187,278	$228,225	$415,503
_______________________________________________________________________________

(1)
Goodwill is derecognized for salons sold to franchisees with positive cash flows. The amount of goodwill derecognized is determined by a fraction (the numerator of which is the trailing-twelve months EBITDA of the salon being sold and the denominator of which is the estimated annualized EBITDA of the Company-owned reporting unit) that is applied to the total goodwill balance of the Company-owned reporting unit.

The table below presents other intangible assets:

	March 31, 2018			June 30, 2017
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,218	$(4,234)	$3,984	$8,187	$(4,013)	$4,174
Franchise agreements	9,867	(7,708)	2,159	9,832	(7,433)	2,399
Lease intangibles	14,012	(9,606)	4,406	14,007	(9,077)	4,930
Other	1,970	(1,584)	386	1,994	(1,532)	462
	$34,067	$(23,132)	$10,935	$34,020	$(22,055)	$11,965
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

	Maturity Dates	Interest Rate	March 31, 2018	June 30, 2017
	(fiscal year)		(Dollars in thousands)
Revolving credit facility (March 2018)	2023	3.55%	$90,000	$—
Revolving credit facility (June 2011)	N/A	—	—	—
Senior Term Notes, net	N/A	5.50%	—	120,599
			$90,000	$120,599

Revolving Credit Facility

In March 2018, the Company entered into a Credit Agreement (Credit Agreement), which provides for a $260.0 million unsecured five-year revolving credit facility (Revolving Credit Facility) that expires in March 2023 and includes, among other things, a maximum consolidated net leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, investments and other indebtedness. The Revolving Credit Facility includes a $30.0 million subfacility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $150.0 million under certain circumstances. The revolving credit facility has interest rates tied to LIBOR plus 1.25% to 1.85% and includes a facility fee of 0.25% to 0.40%. Both the LIBOR credit spread and the facility fee are based on the Company's consolidated net leverage ratio.

As of March 31, 2018, the Company has $90.0 million of outstanding borrowings under the Revolving Credit Facility. At March 31, 2018, the Company has outstanding standby letters of credit under the Revolving Credit Facility of $1.6 million, primarily related to the Company's self-insurance program, therefore, unused available credit under the facility was $168.4 million.

In connection with entering into the Credit Agreement, the Company terminated its previous $200.0 million revolving credit facility. As a result of terminating the $200.0 million revolving credit facility, the Company recognized $0.1 million of additional interest expense related to unamortized commitment fees during the three and nine months ended March 31, 2018. The Company previously had outstanding letters of credit under the facility of $1.5 million, primarily related to the Company's self-insurance program, therefore the unused available credit under the facility at June 30, 2017 was $198.5 million.

In April 2018, the Company amended and restated the Credit Agreement which increases the Revolving Credit Facility under the Credit Agreement by $35.0 million. After giving effect to the amendment, the revolving commitment under the Credit Facility is $295.0 million.

Senior Term Notes

In March 2018, the Company redeemed all of its 5.5% senior term notes that were due December 2019 (Senior Term Notes) for $124.2 million, which included a $1.2 million premium. The Company utilized $90.0 million under the Revolving Credit Facility and cash on hand of $34.2 million to repay the Senior Term Notes. As a result of redeeming the Senior Term Notes, the Company recorded $1.7 million of additional interest expense related to the unamortized debt discount and debt issuance costs during the three and nine months ended March 31, 2018.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2018 and June 30, 2017, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of March 31, 2018, the estimated fair value of the Company's debt was $90.0 million and the carrying value was $90.0 million. As of June 30, 2017, the estimated fair value of the Company's debt was $125.9 million and the carrying value was $123.0 million, excluding the $1.8 million unamortized debt discount and $0.6 million unamortized debt issuance costs. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Long-lived assets (1)	$313	$3,236	$9,565	$7,622
_____________________________

(1)	See Note 1 to the unaudited Condensed Consolidated Financial Statements.

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

The Company’s reportable operating segments consisted of the following salons:

	March 31, 2018	June 30, 2017
COMPANY-OWNED SALONS:

SmartStyle/Cost Cutters in Walmart Stores	1,782	2,652
Supercuts	946	980
Signature Style	1,387	1,468
Mall locations (Regis and MasterCuts)	13	898
Total North American Salons	4,128	5,998
Total International Salons (1)	—	275
Total Company-owned Salons	4,128	6,273
as a percent of total Company-owned and Franchise salons	50.7%	70.3%

FRANCHISE SALONS:

SmartStyle/Cost Cutters in Walmart Stores	442	176
Supercuts	1,732	1,687
Signature Style	755	770
Total non-mall franchise locations	2,929	2,633
Mall franchise locations (Regis and MasterCuts)	821	—
Total North American Salons	3,750	2,633
Total International Salons (1)	262	13
Total Franchise Salons	4,012	2,646
as a percent of total Company-owned and Franchise salons	49.3%	29.7%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	88	89

Grand Total, System-wide	8,228	9,008
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

As of March 31, 2018, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts, Regis®, MasterCuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts. The Corporate segment represents home office and other unallocated costs.

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

	For the Three Months Ended March 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$221,926	$—	$—	$221,926
Product	49,956	14,931	—	64,887
Royalties and fees	—	13,988	—	13,988
	271,882	28,919	—	300,801
Operating expenses:
Cost of service	132,081	—	—	132,081
Cost of product	25,137	12,002	—	37,139
Site operating expenses	31,021	—	—	31,021
General and administrative	18,051	6,590	21,086	45,727
Rent	39,094	51	246	39,391
Depreciation and amortization	7,276	92	2,190	9,558
Total operating expenses	252,660	18,735	23,522	294,917
Operating income (loss)	19,222	10,184	(23,522)	5,884
Other (expense) income:
Interest expense	—	—	(5,095)	(5,095)
Interest income and other, net	—	—	1,785	1,785
Income (loss) from continuing operations before income taxes	$19,222	$10,184	$(26,832)	$2,574

	For the Three Months Ended March 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$237,998	$—	$—	$237,998
Product	56,326	7,518	—	63,844
Royalties and fees	—	11,636	—	11,636
	294,324	19,154	—	313,478
Operating expenses:
Cost of service	153,008	—	—	153,008
Cost of product	25,499	5,490	—	30,989
Site operating expenses	30,604	—	—	30,604
General and administrative	11,883	5,013	28,798	45,694
Rent	45,606	44	171	45,821
Depreciation and amortization	11,195	89	2,292	13,576
Total operating expenses	277,795	10,636	31,261	319,692
Operating income (loss)	16,529	8,518	(31,261)	(6,214)
Other (expense) income:
Interest expense	—	—	(2,125)	(2,125)
Interest income and other, net	—	—	357	357
Income (loss) from continuing operations before income taxes	$16,529	$8,518	$(33,029)	$(7,982)

	For the Nine Months Ended March 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$680,699	$—	$—	$680,699
Product	159,922	37,721	—	197,643
Royalties and fees	—	40,847	—	40,847
	840,621	78,568	—	919,189
Operating expenses:
Cost of service	406,767	—	—	406,767
Cost of product	77,628	29,537	—	107,165
Site operating expenses	96,443	—	—	96,443
General and administrative	51,822	19,005	58,658	129,485
Rent	146,376	168	736	147,280
Depreciation and amortization	39,224	275	7,265	46,764
Total operating expenses	818,260	48,985	66,659	933,904
Operating income (loss)	22,361	29,583	(66,659)	(14,715)
Other (expense) income:
Interest expense	—	—	(9,402)	(9,402)
Interest income and other, net	—	—	5,174	5,174
Income (loss) from continuing operations before income taxes	$22,361	$29,583	$(70,887)	$(18,943)

	For the Nine Months Ended March 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$716,698	$—	$—	$716,698
Product	173,275	22,514	—	195,789
Royalties and fees	—	35,071	—	35,071
	889,973	57,585	—	947,558
Operating expenses:
Cost of service	454,998	—	—	454,998
Cost of product	79,629	16,759	—	96,388
Site operating expenses	95,887	—	—	95,887
General and administrative	35,314	15,378	67,613	118,305
Rent	136,499	127	519	137,145
Depreciation and amortization	30,993	268	7,070	38,331
Total operating expenses	833,320	32,532	75,202	941,054
Operating income (loss)	56,653	25,053	(75,202)	6,504
Other (expense) income:
Interest expense	—	—	(6,441)	(6,441)
Interest income and other, net	—	—	2,136	2,136
Income (loss) from continuing operations before income taxes	$56,653	$25,053	$(79,507)	$2,199

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of March 31, 2018, the Company owned, franchised or held ownership interests in 8,228 worldwide locations. Our locations consisted of 8,140 system-wide North American and International salons, and in 88 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2018, we had approximately 28,000 corporate employees worldwide.

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to TBG, who will operate these locations as franchise locations. See Note 1 to the unaudited Condensed Consolidated Financial Statements as the results of operations for the mall-based business and International segment are accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section.

In January 2018, the Company closed 597 non-performing Company owned SmartStyle salons. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017. The action delivers on the Company's commitment to restructure its salon portfolio to improve shareholder value and position the Company for long-term growth. The Company anticipates this action will allow the Company to reallocate capital and human resources to strategically grow its remaining SmartStyle salons with creative new offerings. A summary of costs associated with the SmartStyle salon restructuring for the three and nine months ended March 31, 2018 is as follows:

	Financial Line Item	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
		(Dollars in thousands)
Inventory reserves	Cost of Product	$—	$585
Severance	General and administrative	897	897
Long-lived fixed asset impairment	Depreciation and amortization	42	5,460
Asset retirement obligation	Depreciation and amortization	—	7,462
Lease termination and other related closure costs	Rent	—	27,290
Deferred rent	Rent	—	(3,291)
Total		$939	$38,403

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

Beginning in the first quarter of fiscal year 2018, costs associated with field leaders that were previously recorded within Cost of Service and Site Operating expense are now categorized within General and Administrative expense as a result of the field reorganization that took place in the first quarter of fiscal year 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(7.0), $(1.5) and $8.5 million, respectively, for the three months ended March 31, 2018 and $(19.3), $(4.3) and $23.6 million, respectively, for the nine months ended March 31, 2018. This expense classification does not have a financial impact on the Company's reported operating income (loss), reported net (loss) income or cash flows from operations.

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

	For the Periods Ended March 31,
	Three Months						Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$221.9	$238.0	73.8%	75.9%	(210)	(40)	$680.7	$716.7	74.1%	75.6%	(150)	—
Product revenues	64.9	63.8	21.6	20.4	120	40	197.6	195.8	21.5	20.7	80	—
Franchise royalties and fees	14.0	11.6	4.6	3.7	90	—	40.8	35.1	4.4	3.7	70	—

Cost of service (2)	132.1	153.0	59.5	64.3	(480)	170	406.8	455.0	59.8	63.5	(370)	100
Cost of product (2)	37.1	31.0	57.2	48.5	870	40	107.2	96.4	54.2	49.2	500	30
Site operating expenses	31.0	30.6	10.3	9.8	50	—	96.4	95.9	10.5	10.1	40	(40)
General and administrative	45.7	45.7	15.2	14.6	60	290	129.5	118.3	14.1	12.5	160	20
Rent	39.4	45.8	13.1	14.6	(150)	30	147.3	137.1	16.0	14.5	150	20
Depreciation and amortization	9.6	13.6	3.2	4.3	(110)	20	46.8	38.3	5.1	4.0	110	(20)

Operating income (loss)	5.9	(6.2)	2.0	(2.0)	400	(470)	(14.7)	6.5	(1.6)	0.7	(230)	(60)

Interest expense	5.1	2.1	1.7	0.7	100	—	9.4	6.4	1.0	0.7	30	—
Interest income and other, net	1.8	0.4	0.6	0.1	50	(10)	5.2	2.1	0.6	0.2	40	(10)

Income tax benefit (expense) (3)	2.2	(3.9)	86.4	48.3	N/A	N/A	73.9	(7.3)	389.9	332.7	N/A	N/A

Loss from discontinued operations, net of taxes	(10.6)	(6.6)	(3.5)	(2.1)	(140)	(120)	(51.0)	(12.3)	(5.5)	(1.3)	(420)	(80)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

(3)
Computed as a percent of income (loss) from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$112,857	$132,069	$361,555	$392,009
Supercuts	70,448	70,651	212,914	216,566
Signature Style	88,577	91,604	266,152	281,398
Total Company-owned salons	271,882	294,324	840,621	889,973
Franchise salons:
Product	14,931	7,518	37,721	22,514
Royalties and fees	13,988	11,636	40,847	35,071
Total Franchise salons	28,919	19,154	78,568	57,585
Consolidated revenues	$300,801	$313,478	$919,189	$947,558
Percent change from prior year	(4.0)%	(2.8)%	(3.0)%	(2.0)%
Salon same-store sales increase (decrease) (1)	1.6%	(1.7)%	0.4%	(1.3)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2018	2017	2018	2017
Same-store sales	1.6%	(1.7)%	0.4%	(1.3)%
Closed salons	(9.2)	(1.9)	(5.9)	(1.7)
New company-owned stores	0.1	0.5	0.2	0.5
Franchise	3.0	(0.1)	2.2	—
Foreign currency	0.3	0.2	0.3	—
Other	0.2	0.2	(0.2)	0.5
	(4.0)%	(2.8)%	(3.0)%	(2.0)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
SmartStyle	0.6%	(1.5)%	(0.1)%	(1.2)%
Supercuts	3.5	(1.0)	2.2	(0.4)
Signature Style	1.5	(2.5)	(0.2)	(2.1)
Consolidated same-store sales	1.6%	(1.7)%	0.4%	(1.3)%

The same-store sales increases of 1.6% and 0.4% during the three and nine months ended March 31, 2018, respectively, were due to increases of 3.3% and 3.1%, respectively, in average ticket price, partly offset by decreases of 1.7% and 2.7%, respectively, in same-store guest visits. The Company estimates the shift of Easter from April 2017 to March 2018 favorably impacted same-store sales approximately 0.9% during the three months ended March 31, 2018. The Company constructed (net of relocations) and closed 4 and 740 company-owned salons, respectively, during the twelve months ended March 31, 2018 and sold (net of buybacks), excluding the salons previously included in the Company's previous mall-based business and International segment, 376 company-owned salons to franchisees during the same period (2018 Net Salon Count Changes). Revenue related to franchised locations increased $9.8 and $21.0 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of product sold to TBG and increased number of franchised locations during the twelve months ended March 31, 2018. Also impacting revenues for the nine months ended March 31, 2018, was a cumulative adjustment related to discontinuing a piloted loyalty program, partly offset by unfavorable impact by hurricanes in the southern United States.

The same-store sales decrease of 1.7% and 1.3% during the three and nine months ended March 31, 2017, respectively, were due to decreases of 5.1% and 5.3%, respectively, in same-store guest visits, partly offset by increases of 3.4% and 4.0%, respectively, in average ticket price. The shift of Easter from March 2016 to April 2017 negatively impacted same-store sales during the three months ended March 31, 2017. The Company constructed (net of relocations) and closed 53 and 151 company-owned salons, respectively, during the twelve months ended March 31, 2017 and sold (net of buybacks) 30 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes).

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $16.1 and $36.0 million in service revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to the 2018 Net Salon Count Changes. Same-store service sales increases of 1.4% and 0.5% during the three and nine months ended March 31, 2018, respectively, were primarily the result of 3.6% and 3.5% increases in average ticket price, respectively, and decreases of 2.2% and 3.0%, respectively, in same-store guest visits. Also impacting service revenues during the three and nine months ended March 31, 2018, was a favorable foreign currency. The nine months ended March 31, 2018 were also impacted by a favorable cumulative adjustment related to discontinuing a piloted loyalty program, partly offset by unfavorable impact by hurricanes in the southern United States.

Decreases of $8.0 and $14.6 million in service revenues during the three and nine months ended March 31, 2017, respectively, were primarily due to the 2017 Net Salon Count Changes, same-store service sales decreases of 1.8% and 1.1%, respectively. Decreases in same-store service sales were primarily the result of 4.9% and 5.0% decreases in same-store guest visits, respectively, partly offset by 3.1% and 3.9% increases in average ticket price, respectively, during the three and nine months ended March 31, 2017.

Product Revenues

Increases of $1.0 and $1.9 million in product revenues during the three and nine months ended March 31, 2018 were primarily due to product sold to TBG and same-store product sales increases of 2.5% and 0.0%, respectively, partly offset by the 2018 Net Salon Count Changes. For the three months ended March 31, 2018, the increase in same-store product sales was primarily the result of an increase in average ticket price of 4.4%, partly offset by a decrease in same-store transactions of 1.9%. For the nine months ended March 31, 2018, same-store product sales remained flat primarily by the result of an increase in average ticket price of 3.7%, partly offset by a decrease in same-store transactions of 3.7%. The nine months ended March 31, 2018 were also negatively impacted by hurricanes in the southern United States.

Decreases of $0.8 and $4.8 million in product revenues during the three and nine months ended March 31, 2017, respectively, were primarily due to the 2017 Net Salon Count Changes and same-store product sales decreases of 1.1% and 2.1%, respectively. The decrease in same-store product sales was primarily the result of decreases in same-store transactions of 3.9% and 3.8%, respectively, partly offset by increases in average ticket price of 2.8% and 1.7% during the three and nine months ended March 31, 2017, respectively.

Royalties and Fees

Total franchised locations open at March 31, 2018 were 4,012 as compared to 2,561 at March 31, 2017. The increases of $2.4 and $5.8 million in royalties and fees for the three and nine months ended March 31, 2018, respectively, was primarily due to higher franchise fees due to an increase in the number of new salons opened in fiscal 2018 compared to the prior year and higher royalties due to the increased number franchise openings and increased store counts.

Total franchised locations open at March 31, 2017 were 2,561 compared to 2,454 at March 31, 2016. The decrease of $0.1 million in royalties and fees for the three months ended March 31, 2017 was primarily due to higher level of franchise termination fees in the prior year quarter and lower initial franchise fees. While the number of new salons opened in the quarter was flat to last year, the mix of franchisees opening salons in the quarter shifted to existing franchisees, who pay lower fees for opening additional salons. The $0.4 million decrease in royalties and fees for the nine months ended March 31, 2017 compared to the prior year period was primarily due to a lower level of initial franchise fees due to the timing of salon openings and higher franchise termination fees in the prior year. These decreases were partly offset by the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 480 and 370 basis point decreases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering this change in expense categorization, cost of service as a percent of service revenues decreased 190 and 100 basis points for the three and nine months ended March 31, 2018, respectively, as a result of improved stylist productivity and cost savings associated with salon tools, partly offset by state minimum wage increases, higher commissions rates as a result of same-store sales increases and higher health insurance costs. Cost of service in the nine months ended March 31, 2018, was also negatively impacted by hurricanes in the southern United States.

The 170 and 100 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2017, respectively, were primarily the result of lower stylist productivity, state minimum wage increases, and a non-recurring rebate in the prior year, partly offset by lower incentive expenses.

Cost of Product

The 870 and 500 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to franchise product sold to TBG and shift into lower margin product revenue to franchisees. The nine months ended March 31, 2018, were also negatively impacted by inventory reserves related to the SmartStyle restructure.

The 40 and 30 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2017 were primarily due to mix shift into lower margin product sales to franchisees and inventory write-offs associated with salon closures and obsolescence.

Site Operating Expenses

Site operating expenses increased $0.4 and $0.6 million during the three and nine months ended March 31, 2018. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $2.0 and $4.8 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of the SmartStyle marketing campaign, marketing costs associated with a major league sporting organization, unfavorable actuarial adjustments related to workers' compensation accruals, and contract maintenance, repair and services expenses, partly offset by a net reduction in salon counts.

Site operating expenses decreased by $0.9 and $6.0 million during the three and nine months ended March 31, 2017, respectively, primarily due to a net reduction in salon counts and cost savings salon telecom costs, partly offset by a favorable self-insurance reserve adjustment in the prior year and increase in repairs and service expense.

General and Administrative

General and administrative (G&A) remained flat during the three months ended March 31, 2018 and increased $11.2 million during the nine months ended March 31, 2018. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, G&A decreased $8.5 and $12.5 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of the prior year including severance related to the termination of former executive officers including the Company's Chief Executive Officer and professional fees. The remaining decrease in G&A during the nine months ended March 31, 2018 after considering the change in expense categorization was primarily the result of a gain associated with life insurance proceeds in connection with the passing of a former executive officer, partially offset by severance payments related to terminations of former executives and increases in incentive compensation accruals.

General and administrative (G&A) increased $7.9 million during the three months ended March 31, 2017 primarily due to severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements, higher professional fees and planned strategic investments in Technical Education, partly offset by lower incentive compensation. G&A decreased $0.9 million during the nine months ended March 31, 2017 primarily due to lower incentive compensation and cost savings, partly offset by severance related to the termination of former executive officers, expense associated with legal settlements, higher professional fess and planned strategic investments in technical education.

Rent

Rent expense (decreased) increased $(6.4) and $10.1 million during the three and nine months ended March 31, 2018, respectively. The rent decrease during the three months ended March 31, 2018 was primarily due to the net reduction in salon counts, partly offset by rent inflation. The rent increase during the nine months ended March 31, 2018 was primarily due to lease termination fees and other related closure costs associated with the SmartStyle restructuring, rent inflation, partly offset by a deferred rent adjustment related to the SmartStyle restructuring and a net reduction in salon counts.

Rent expense decreased $0.3 and $1.3 million during the three and nine months ended March 31, 2017, respectively, due to a net reduction in salon counts, partly offset by rent inflation and lease termination fees.

Depreciation and Amortization

Depreciation and amortization (D&A) (decreased) increased $(4.0) and $8.4 million during the three and nine months ended March 31, 2018, respectively. The D&A decrease during the three months ended March 31, 2018 was primarily due to lower fixed asset impairment charges and depreciation on a reduced salon based. The D&A increase during the nine months ended March 31, 2018 was primarily due to costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle restructuring and higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon base.

Depreciation and amortization (D&A) increased $0.4 million during the three months ended March 31, 2017 primarily due to higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon based. D&A decreased $2.1 million during the nine months ended March 31, 2017 primarily due to lower depreciation on a reduced salon base.

Interest Expense

Interest expense increased $3.0 million for the three and nine months ended March 31, 2018, primarily due to the premium and unamortized debt discount associated with paying off the senior term note.

Interest expense decreased $0.3 and $0.6 million for the three and nine months ended March 31, 2017, respectively, primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.

Interest Income and Other, net

The $1.4 and $3.0 million increases in interest income and other, net during the three and nine months ended March 31, 2018, respectively, was primarily due to income for transition services related to TBG and incremental interest income. The nine months ended March 31, 2018 also benefited from increased gift card breakage, partly offset by a prior year insurance recovery benefit.

The $0.4 million decreases in interest income and other, net during the three and nine months ended March 31, 2017, respectively, were primarily due to prior year gains on salon assets sold in the prior year.

Income Taxes

During the three and nine months ended March 31, 2018, the Company recognized tax benefit of $2.2 and $73.9 million, respectively, with corresponding effective tax rates of 86.4% and 389.9%.

During the three and nine months ended March 31, 2017, the Company recognized tax expense of $3.9 and $7.3 million, respectively, with corresponding effective tax rates of 48.3% and 332.7%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.9 million in continuing operations during the nine months ended March 31, 2018. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance. The benefit recognized on current losses and the partial valuation allowance release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the new tax rules, the Company can now consider its indefinite lived deferred tax liabilities as a source of income to support the realization of its existing deferred tax assets that upon reversal are expected to generate indefinite lived NOLs. Consequently, the Company was able to remove the valuation allowance associated with these deferred tax assets. The Company continues to maintain a valuation allowance on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2018 and three and nine months ended March 31, 2017 were different than what would normally be expected primarily due to the impact of the Tax Act and state conformity of the new federal provisions, closure of the IRS examination and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Loss from Discontinued Operations

Loss associated with the discontinued operations of the mall-based business and International segment during the three months ended March 31, 2018 and 2017, was $10.6 and $6.6 million, respectively, and during the nine months ended March 31, 2018 and 2017, $51.0 and $12.3 million, respectively. The increase in the loss during the three months ended March 31, 2018 is primarily due to asset impairment charges based on the expected sales price. The increase in the loss during the nine months ended March 31, 2018 was primarily due to asset impairment charges based on the expected sales price and the carrying value of the International segment, the recognition of net loss of amounts previously classified within accumulated other comprehensive income and professional fees associated with the successful completion of the transaction. The recognition of the net loss of amounts previously classified within accumulated other comprehensive income into earnings was the result of the Company's liquidation of substantially all foreign entities with British pound denominated entities. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment

Based on our internal management structure, we now report two segments: Company-owned salons and Franchise salons. See Note 10 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in millions)		(Decrease) Increase		(Dollars in millions)		(Decrease) Increase
Total revenue	$271.9	$294.3	$(22.4)	$(8.8)	$840.6	$890.0	$(49.4)	$(18.7)
Same-store sales	1.6%	(1.7)%	330 bps	(330 bps)	0.4%	(1.3)%	170 bps	(370 bps)

Operating (loss) income	$19.2	$16.5	$2.7	$(8.4)	$22.4	$56.7	$(34.3)	$(6.1)

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2018	2017	2018	2017
Same-store sales	1.6%	(1.7)%	0.4%	(1.3)%
Closed salons	(9.8)	(2.0)	(6.2)	(1.9)
New stores	0.1	0.5	0.2	0.5
Foreign currency	0.3	0.1	0.3	—
Other	0.2	0.2	(0.2)	0.6
	(7.6)%	(2.9)%	(5.5)%	(2.1)%

Company-owned salon revenues decreased $22.4 and $49.4 million during the three and nine months ended March 31, 2018, respectively, primarily due to the closure of 740 salons and the sale of 376 company-owned salons (net of buybacks) to franchisees during the twelve months ended March 31, 2018, partly offset by same-store sale increases of 1.6% and 0.4% during the three and nine months ended March 31, 2018, respectively. The same-store sales increases were due to increases of 3.3% and 3.1% in average ticket prices, partly offset by decreases of 1.7% and 2.7% in same-store guest visits during the three and nine months ended March 31, 2018, respectively. The Company estimates the shift of Easter from April 2017 to March 2018 favorably impacted same-store sales approximately 0.9% during the three months ended March 31, 2018. Partly offsetting the decrease was revenue growth from construction (net of relocations) of 4 salons during the twelve months ended March 31, 2018.
Company-owned salon revenues decreased $8.8 and $18.7 million during the three and nine months ended March 31, 2017, respectively, primarily due to the closure of 151 salons and the sale of 35 company-owned salons (net of buybacks) to franchisees during the twelve months ended March 31, 2017 and same-store sales decreases of 1.7% and 1.3%, respectively, partly offset by revenue growth from construction (net of relocations) of 53 salons during the twelve months ended March 31, 2017. The same-store sales decreases were due to 5.1% and 5.3% decreases in same-store guest visits, partly offset by 3.4% and 4.0% increases in average ticket price.
Company-owned Salon Operating Income
During the three and nine months ended March 31, 2018, Company-owned salon operations generated operating income of $19.2 and $22.4 million, an increase (decrease) of $2.7 and $(34.3) million, respectively, compared to the prior comparable period. The increase during the three months ended March 31, 2018 was primarily due to improved stylist productivity, closure of underperforming salons and prior year inventory expense related to salon tools, partly offset by state minimum wage increases, costs associated with the SmartStyle marketing campaign and higher health insurance costs. The decrease during the nine months ended March 31, 2018 was primarily due to SmartStyle restructuring charges consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition and non-cash fixed asset impairment costs. Also contributing to the decrease were state minimum wage increases, costs associated with the SmartStyle marketing campaign, the hurricanes in the southern United States and higher health insurance costs, partly offset by improved stylist productivity, the closure of underperforming salons and prior year inventory expense related to salon tools.
Company-owned salon operating income decreased $8.4 million and $6.1 million during the three and nine months ended March 31, 2017 primarily due to the same-store sales decreases, state minimum wage increases, lowered stylist productivity, a non-recurring rebate in prior year, inventory write-offs and rent inflation, partly offset by cost savings associated with salon telecom, utilities costs and lower incentives expense.

Franchise Salons

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in millions)		Increase (Decrease)		(Dollars in millions)		Increase (Decrease)
Revenue
Product	$8.4	$7.5	$0.9	$—	$24.8	$22.5	$2.3	$(0.7)
Product sold to TBG	6.5	—	6.5	—	12.9	—	12.9	—
Total Product	$14.9	$7.5	$7.4	$—	$37.7	$22.5	$15.2	$(0.7)
Royalties and fees (1)	14.0	11.6	2.4	(0.1)	40.8	35.1	5.8	(0.4)
Total franchise salons revenue (2)	$28.9	$19.2	$9.8	$(0.1)	$78.6	$57.6	$21.0	$(1.1)

Operating income	$9.9	$8.5	$1.4	$(0.2)	$29.0	$25.1	$3.9	$0.3
Operating income from TBG	0.3	—	0.3	—	0.6	—	0.6	—
Total operating income	$10.2	$8.5	$1.7	$(0.2)	$29.6	$25.1	$4.5	$0.3
_______________________________________________________________________________

(1)	Total includes $0.4 and $0.7 million of royalties related to TBG during the three and nine months ended March 31, 2018, respectively.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Franchise Salon Revenues
Franchise salon revenues increased $9.8 and $21.0 million during the three and nine months ended March 31, 2018, respectively, due to increases of $7.4 and $15.2 million, respectively, in franchise product sales primarily due to product sold to TBG and increases of $2.4 and $5.8 million, respectively, in royalties and fees, primarily as a result of increased franchised locations. The increase in royalties and fees was also due to an increase in the number of new salons opened in the first nine months compared to the prior year. During the twelve months ended March 31, 2018, franchisees constructed (net of relocations) and closed 97 and 154 franchise-owned salons, respectively, and purchased (net of Company buybacks) 376 salons from the Company and 1,132 salons previously included in the Company's previous mall-based business and International segment during the same period.
Franchise salon revenues decreased $0.1 and $1.1 million during the three and nine months ended March 31, 2017, respectively, due to $0.1 and $0.4 million decreases in royalties and fees, respectively, and a $0.7 million decrease in franchise product sales for the nine months ended March 31, 2017. The decreases in royalties and fees were primarily due to higher level of franchise termination fees in the prior year quarter and lower initial franchise fees. While the number of new salons opened in the quarter was flat to last year, the mix of franchisees opening salons in the quarter shifted to existing franchisees, who pay lower fees for opening additional salons. The $0.4 million decrease in royalties and fees for the nine months ended March 31, 2017 compared to the prior year period was primarily due to a lower level of initial franchise fees due to the timing of salon openings and higher franchise termination fees in the prior year. These decreases were partly offset by the increased number of franchised locations and same-store sales increases at franchised locations. During the twelve months ended March 31, 2017, franchisees constructed (net of relocations) and closed 157 and 85 franchise-owned salons, respectively, and purchased (net of Company buybacks) 35 salons from the Company during the same period.
Franchise Salon Operating Income
Franchise salon operating income increased $1.7 and $4.5 million during the three and nine months ended March 31, 2018, respectively, primarily due to the increased number of new franchised locations and increased franchise product sales.

Franchise salon operating income decreased $0.2 million during the three months ended March 31, 2017 primarily due to lower franchise fees. Franchise salon operating income increased $0.3 million during the nine months ended March 31, 2017 primarily due to the prior year including bad debt expense and one-time compensation benefits during the period, partly offset by lower franchise product sales and franchise fees.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $7.7 and $8.5 million during the three and nine months ended March 31, 2018, respectively, primarily driven by the prior year including severance related to the termination of former executive officers including the Company's Chief Executive Officer, partly offset by increases in incentive compensation accruals. The nine months ended March 31, 2018 decrease was also impacted by a gain associated with life insurance proceeds in connection with the passing of a former executive officer, savings realized from Company initiatives, partly offset by, severance associated with terminations of former executives and professional fees.
Corporate operating loss increased $6.4 million during the three months ended March 31, 2017 primarily due to severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements, higher professional fees and planned strategic investments in technical education, partly offset by lower incentive compensation. Corporate operating loss decreased $0.2 million during the nine months ended March 31, 2017 primarily due to one-time compensation benefits, and cost savings, partly offset by severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements, higher professional fees and the planned strategic investments in technical education.
LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of March 31, 2018, cash and cash equivalents were $105.2 million, with $91.1 and $14.1 within the United States and Canada, respectively.

The Company's borrowing arrangements include a $260.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $168.4 million was available as of March 31, 2018. In April 2018, the Company amended and restated the Credit Agreement which increases the Revolving Credit Facility under the Credit Agreement by $35.0 million. After giving effect to the amendment, the revolving commitment under the Credit Facility is $295.0 million. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2018, cash used in operating activities of $22.6 million, a decrease of $69.5 million compared to the prior comparable period, was primarily due to the payment of lease termination and other related closure costs associated with the Company's SmartStyle restructuring and lower cash volumes generated from salon operations.

During the nine months ended March 31, 2017, cash provided by operating activities of $46.8 million increased by $7.2 million compared to the prior comparable period, primarily due to higher inventory purchases in the prior year.

Cash Flows from Investing Activities

During the nine months ended March 31, 2018, cash provided by investing activities of $2.2 million, an increase of $25.1 million compared to the prior comparable period, was primarily from proceeds from company-owned life insurance policies of $18.1 million and cash proceeds from sale of salon assets of $5.6 million, partly offset by capital expenditures of $21.2 million and a change in restricted cash of $0.3 million.

During the nine months ended March 31, 2017, cash used in investing activities of $23.0 million was primarily for capital expenditures of $25.4 million, partly offset by a change in restricted cash of $1.0 million, cash proceeds from company-owned life insurance policies of $0.9 million and cash proceeds from the sale of salon assets of $0.6 million.

Cash Flows from Financing Activities

During the nine months ended March 31, 2018, cash used in financing activities of $46.7 million, an increase of $45.0 million compared to the prior comparable period, was primarily for repayments of long-term debt relating to the 5.5% senior term notes of $124.2 million, repurchase of common stock of $9.6 million, employee taxes paid for shares withheld of $2.3 million and settlement of equity awards of $0.6 million, partly offset by borrowings on the revolving credit facility of $90.0 million.

During the nine months ended March 31, 2017, cash used in financing activities of $1.7 million was for employee taxes paid for shares withheld of $1.2 million and settlement of equity awards of $0.4 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and Note 6 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
March 31, 2018	14.9%	(460)
June 30, 2017	19.5%	40
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2017).

The 460 basis point decrease in the debt to capitalization ratio as of March 31, 2018 as compared to June 30, 2017 was primarily due to the retirement of the Company's $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes) and increases to shareholders equity resulting from the impact of changes in federal tax legislation during the nine months ended March 31, 2018, partly offset by the non-cash impairment charge associated with the franchising the Company's previously owned mall-based and International segment, costs associated with the Company's restructuring of its SmartStyle portfolio, and $90.0 million of outstanding borrowings under the March 2018 revolving credit facility.

The 40 basis point increase in the debt to capitalization ratio as of June 30, 2017 compared to June 30, 2016 was primarily due to net reductions to shareholders' equity resulting from net losses and foreign currency translation adjustments.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2018, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2018, the Company repurchased 585,967 shares for $9.6 million. As of March 31, 2018, a total accumulated 19.0 million shares have been repurchased for $399.6 million. At March 31, 2018, $50.4 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; the ability of the Company to maintain a satisfactory relationship with Walmart; the success of The Beautiful Group; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; consumer shopping trends and changes in manufacturer distribution channels; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; ability to attract and retain key management personnel; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Hugh E. Sawyer became our President and Chief Executive Officer and a member of the Board of Directors effective April 17, 2017. The transition has resulted in, and could further result in, changes in business strategy as Mr. Sawyer seeks to continue to improve the performance of company-owned salons while at the same time accelerate the growth of our franchise model. As part of our strategic transformation, we announced that we were reviewing strategic alternatives for our mall-based salons, which culminated in the sale and franchise of those salons announced on October 1, 2017; reorganized our field structure by brand/concept in August 2017; announced January 8, 2018 that we would be closing 597 non-performing company owned SmartStyle salons (including 8 TGF salons) as part of the operational restructuring of the SmartStyle portfolio; and implemented various management initiatives to stabilize performance and establish a platform for longer-term revenue and earnings growth in Company-owned salons and other initiatives, including investments in digital marketing and a SmartStyle mobile application designed to improve the guest experience.

Our success depends, in part, on our ability to grow our franchise model. We announced plans in fall 2016 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time, and during the second half of fiscal

2017, we entered into agreements to sell 233 of our company-owned salons across our brands to new and existing franchisees. In October 2017, we sold substantially all of our mall-based salons, consisting of 858 Regis Salons and MasterCuts locations, and substantially all of our International business to a new, single franchisee, The Beautiful Group ("TBG"). Growth and development of our franchise model is ongoing. During the first half of fiscal year 2018 and through January 23, 2018, we entered into agreements to sell 310 of our company-owned salons across our brands to new and existing franchisees (of which 284 were SmartStyle salons). It will take time to execute, and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results.

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

It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.

Guest loyalty is dependent upon the stylists who serve our guests. Qualified, trained stylists are a key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our company-owned salons and franchisees to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may increase the number of stylists considering careers outside the beauty industry. There is also a low unemployment rate and high competition for employees in the service industry, particularly licensed employees, which drives increased competition for stylists and could result in retention and hiring difficulties. In some markets, we and our franchisees have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. If our company-owned salons or franchisees are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.

Acceleration of the sale of certain company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.

During fiscal 2017, we accelerated the sale of company-owned salons to new and existing franchisees. Specifically, in January 2017, we began offering SmartStyle franchises for the first time, and during the second half of fiscal 2017 we entered into agreements to refranchise 233 salons across our brands. During the first half of fiscal 2018 through January 23, 2018, we entered into agreements to sell 310 of our company-owned salons across our brands to new and existing franchisees (of which 284 were SmartStyle salons).

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

Both our owned and franchised salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Supercuts salons and most of our other brands are located mainly in strip center locations, and our SmartStyle salons are located within Walmart Supercenters, so they are especially sensitive to Walmart traffic. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years we have experienced substantial declines in traffic in some shopping malls in particular. While we no longer own mall-based salons, as they are now operated by TBG, traffic patterns at those salons will affect our potential franchise royalties and product sales revenue.

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

TBG’s inability to transition and operate its salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value.

In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, who is operating them as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, industry trends, stylist recruiting and retention, customer traffic, the capabilities of TBG, technology and landlord issues. In particular, we remain liable under the leases for these salons until the end of their various terms, and we could be required to make payments if TBG fails to do so, which could adversely impact our results of operations or cash flows.

Under the agreements with TBG, we receive fees for certain services, fees for certain transition services, and product sales revenue; however, the amount of these items is tied to the success of the business as operated by TBG. As of March 31, 2018, it is taking longer than we originally anticipated for TBG to implement the changes intended to improve the business of the mall-based salons and the International business, and there is no assurance that TBG will be successful in doing so in the future. The transition services agreement with TBG will be ending in the fourth quarter of fiscal year 2018, thereby eliminating this current income stream. We anticipate we will attempt to reduce related general and administrative costs and other associated expenses in connection with these transition services.

In connection with the transition services and other related agreements, from time to time TBG has been delinquent on its payments to us and third parties and it is foreseeable that TBG may in the future continue to have cash flow issues, which could have significant adverse impacts on our business including a need to record reserves on receivables from TBG. In March 2018, the Company entered into discussions with TBG regarding a waiver of working capital and prepaid rent payments associated with the original transaction and the financing of certain receivables to assist TBG with its cash flow and operational needs. Based on the status of these discussions, at March 31, 2018, the Company fully reserved the working capital and prepaid rent amount of $11.7 million, which was recorded within discontinued operations, net of income tax. In addition, the Company reclassified $8.0 million of accounts receivables due from TBG to other assets as these receivables are expected to be collected more than twelve months in the future. Should the Company need to record reserves against its current and future receivables from TBG, these reserves would be recorded within general and administrative expenses. The Company has certain rights and remedies under the various agreements with TBG, including but not limited to, utilization of cross-collateralization, litigation, reversion of certain divested salons back to the Company and enforcement of a guarantee. If the divested salons were to revert back to us, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons, staffing the home office to support an influx in corporate owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2018, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2018, the Company repurchased 585,967 shares for $9.6 million. As of March 31, 2018, a total accumulated 18,982,137 shares have been repurchased for $399.6 million. At March 31, 2018, $50.4 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

1/1/18 - 1/31/18	—	$—	18,396,170	$60,041
2/1/18 - 2/28/18	575,744	16.41	18,971,914	50,591
3/1/18 - 3/31/18	10,223	15.72	18,982,137	50,430
Total	585,967	$16.40	18,982,137	$50,430

Item 6.  Exhibits

Exhibit 3.1
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000; Articles of Amendment to Restated Articles of Incorporation, dated October 22, 2013; Articles of Amendment of Restated Articles of Incorporation, dated April 24, 2018.

Exhibit 3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

Exhibit 10.1
Credit Agreement dated as of March 26, 2018 among Regis Corporation, the various financial institutions party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 30, 2018.)

Exhibit 10.2
Amendment No. 1 to Credit Agreement dated as of April 25, 2018 by and among Regis Corporation, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

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

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 1, 2018	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: May 1, 2018	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)