Form 10-K
period 2018-06-30
REGIS CORP
filed 2018-08-23
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2017, was approximately $550,996,588. The registrant has no non-voting common equity.
As of August 15, 2018, the registrant had 44,265,743 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2018 meeting of shareholders (the "2018 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2018) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; The Beautiful Group's ability to transition and operate its salons successfully, as well as maintain adequate working capital; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2018

PART I

Item 1.    Business
General:
Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2018, the Company-owned, franchised or held ownership interests in 8,168 locations worldwide. The Company's locations consist of 3,966 company-owned salons, 4,114 franchised salons and 88 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services.
The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. Service revenues comprise approximately 81% of total company-owned revenues. The percentage of company-owned service revenues in fiscal year 2018 attributable to haircutting and styling, hair coloring and other services were 77%, 16% and 7%, respectively.
In fiscal year 2017, we announced plans to expand the franchise side of our business, through organic growth and by selling certain company-owned salons to franchisees over time, as well as our review of strategic alternatives for company-owned mall-based locations. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time. In fiscal year 2018, the Company began to consider additional options to further expand its franchise business within its Supercuts company-owned salon portfolio.

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operates these locations as franchise locations. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on the sale of our mall-based salon business and the previous International segment, which are now reported as a discontinued operation. As a result of this transaction, the Company redefined its operating segments to reflect how the chief operating decision maker now evaluates the business. The Company now reports its operations in two operating segments: Company-owned salons and Franchise salons. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise and International. See Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

In January 2018, the Company closed 597 non-performing company-owned SmartStyle salons. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017. The Company anticipates this action will allow the Company to reallocate capital and human resources to strategically grow its remaining SmartStyle salons with creative new offerings.

The Company's Company-owned salon operations are comprised of 3,966 company-owned salons operating in the United States (U.S.), Canada, and Puerto Rico. The Company's Franchise salon operations are comprised of 4,114 franchised salons operating in the United States, Canada, the United Kingdom and Puerto Rico. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry, value and premium. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the value category, offering high quality, convenience, and affordably priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the premium category, offering upscale hair care and beauty services and retail products. The Company's Company-owned business is primarily located mainly in strip center locations and Walmart Supercenters. The Company's Franchise business is primarily located in strip center locations, Walmart Supercenters and mall-based locations. During fiscal years 2018 and 2017, the number of guest visits at the Company's company-owned salons approximated 50 and 57 million, respectively.
Financial information about our segments and geographic areas for fiscal years 2018, 2017, and 2016 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As we continue to evaluate our business and our mix of company-owned and franchise locations, future sales of company-owned salons to franchisees could impact our operations by decreasing total revenues and operating expenses.

Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently owned salons, department store salons located within malls, in-home hair services, booth rentals and blow dry bars.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, to recruit franchisees, experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality and consistency of the guest experience, convenience, location and price. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.
2018 Strategy:
The Company is focused on maximizing shareholder value. In order to successfully maximize shareholder value we place a balanced approach to our guests, employees and stylists, franchisees and shareholders. Our multi-year renewal strategy and key priorities are focused on loving our guests and stylists and initiatives to enhance shareholder value. Achieving our strategy requires a disciplined and thoughtful approach to investing and disinvesting in programming. We are focused on accelerating the growth of our franchise business, where we believe it enhances shareholder value, while materially improving the performance of our company-owned salons.

Key Elements of Our 2018 Strategy

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
Upgrade Stylist Recruitment, Training and Retention
Eliminate Non-Essential Costs and Reinvest For Growth

In fiscal year 2018, the Company has executed on various management initiatives to help stabilize performance and establish a platform for longer term revenue and earnings growth in company-owned salons and expanding its franchise business in order to maximize shareholder value. The core components of the various management initiatives are focused on improving upon our performance by better aligning company resources to demand while continuing to provide an exceptional guest experience, simplification of our business to grow revenues and disinvestment of certain programs that do not create value. As part of the various management initiatives, the Company has appointed several new key executives and personnel, including President of Franchise (in fiscal year 2017), Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, General Counsel, Chief Technology Officer, Senior Vice President, Merchandising and Vice President Creative.

In order to continue providing an exceptional guest experience, we have invested in salon technology by launching SmartStyle online same-day check-in, which allows our guests in Walmart locations to find a location near them, view wait times, check-in via our website or mobile application and upgrading our point-of-sale (POS) hardware to facilitate an efficient guest experience within the salons and deploying tablets in corporate-owned salons to open a channel of direct communication with our stylists, including technical education.

To maximize shareholder value, we are focused on simplification, variable labor management, quality revenue growth, and the allocation of our capital to value-maximizing initiatives. Our business historically has been structured geographically. To simplify and better focus our business on our guests, effective August 1, 2017, we re-aligned the existing field leadership team into three distinct field organizations based on our core brands: SmartStyle, Supercuts and Signature Style. This enables our field leaders to focus on specific brands. We continue to focus on managing variable stylist staffing in our corporate salons to improve financial results and in certain markets may execute price increases in our company-owned salons.

We continue to evaluate our investments and disinvest in non-value generating programs while investing in other value generating initiatives. In January 2018, we closed 597 non-performing company-owned SmartStyle salons. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017. This action will allow us to reallocate capital and human resources to strategically grow our remaining SmartStyle salons with creative new offerings. In addition, we repurposed certain corporate programs and have invested in our creative digital capabilities to re-position Regis as the leading operator of value brands and technical education. Furthermore, we have launched a national SmartStyle digital advertising campaign to drive traffic to our SmartStyle locations in Walmart Supercenters and leverage our relationship with Walmart. We will continue this evaluation as we make decisions in the business.

At the same time, we are making thoughtful decisions to accelerate the growth of our franchise business, if we believe it enhances shareholder value, including the promotion of Eric Bakken to President of our Franchise business. This strategic initiative is intended to facilitate an ongoing multi-year transformation of our operating platform that balances our commitment to high-performing company-owned salons while enabling strategic optionality and the ongoing growth of our franchise business, where we believe it enhances shareholder value. In October 2017, we sold substantially all of our mall-based salon business in North America, representing 858 salons, and substantially all of our previous International segment, representing 250 salons in the UK, to TBG, who operates these locations as franchise locations.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, differentiating benefits and guest experience elements and comprehensive retail assortments, all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enable our guests to select different service scheduling options based upon their preference. We believe that in the value category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering an efficient guest experience. Our mobile applications and online check-in capabilities allow us to capitalize on our guests' desire for convenience. We continue to focus on stylist staffing and retention, optimizing schedules and leveraging our POS systems to help us balance variable labor hours with guest traffic and manage guest wait times. In the Premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with average service transactions ranging from $19 to $21. During fiscal year 2018, we greatly reduced the complexity of the service offerings within our SmartStyle portfolio with the introduction of "Everyday Simple Pricing" while also introducing a new "Express Haircut" service targeted towards the male guests who shop at Walmart and simplified the service offerings within our Signature Style portfolio. Pricing decisions are considered on a salon level basis and established based on local conditions.
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
Retail Assortments. The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of owned brand products. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Regis DESIGNLINE, Paul Mitchell, Biolage, Redken, Sexy Hair Concepts, Nioxin, Kenra, It's a 10, Total Results, and Tigi. We also continued to expand our e-commerce initiative to distribute our Regis DESIGNLINE brand through new distribution channels to supplement our existing in-salon sales and raise brand awareness.
Technology. Our point of sale (POS) systems have the ability to collect guest and transactional data and enable the Company to invest in guest relationship management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology allows us to monitor guest retention and to survey our guests for feedback on improving the guest experience. Our mobile applications allow guests to view wait times and interact in other ways with salons. We are currently making further investments to improve the speed of our POS technology, improving the overall guest experience.
Marketing. We are investing in advertising to drive traffic. This includes leveraging advertising and media, guest relationship management programs, digital programs, one-on-one communications and local tactical efforts (e.g., couponing), among other programs. Traffic driving efforts are targeted vs. a one-size-fits-all approach. Annual advertising and promotional plans are based on seasonality, consumer mindset, competitive positioning and return on investment. In fiscal year 2018, we entered into an industry-exclusive, multi-year sponsorship between Supercuts and Major League Baseball and select local club partnerships. We continually reallocate marketing investments into opportunities we believe represent the highest return to our shareholders.
Stylists
Our organization depends on its stylists to help deliver great guest experiences.
Field Leadership. As of August 1, 2017, we reorganized our field leadership by brand. This change will simplify and better focus our business by re-aligning the existing field leaders into three distinct field organizations: SmartStyle, Supercuts and Signature Style. Previously, these field leaders were responsible for a variety of brands, with different business models, services, pay plans and guest expectations. Post-reorganization, each field leader is dedicated to a specific brand. We believe the new structure will further enable our field leadership to focus on quality guest experiences, enable improved salon execution, drive same-store sales traffic growth and simplify our operations.
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
Simplification. Our ongoing simplification efforts focus on improving the way we plan and execute across our portfolio of brands. Every program, communication, and report that complicates our operations and takes time away from our guests is being assessed for simplification or elimination. Simplifying processes and procedures around scheduling, inventory management, day-to-day salon execution, communication and reporting improve salon service. Our organization also remains focused on eliminating non-essential costs and on profit enhancing initiatives that do not harm the guest experience.
Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional hair care products. A description of the Company's salon concepts are listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located exclusively in Walmart Supercenters. SmartStyle has primarily a walk-in guest base with value pricing. Service revenues represent approximately 69% of total company-owned SmartStyle revenues. Additionally, the Company has 561 franchised SmartStyle and Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional hair care products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. Service revenues represent approximately 91% of total company-owned Supercuts revenues. Additionally, the Company has 1,739 franchised Supercuts locations throughout North America.
Signature Style.   Signature Style salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons, Roosters and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. Service revenues represent approximately 89% of total company-owned Signature Style salons revenues. Additionally, the Company has 745 franchised locations of Signature Style salons.
MasterCuts.    MasterCuts salons are a full service, mall-based salon group which focuses on the walk-in consumer who demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices, and time saving services for the entire family. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. The Company has 302 franchised MasterCuts locations throughout North America.
Regis Salons.    Regis Salons are primarily mall-based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. At Regis Salons both appointments and walk-in guests are common. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Regis Salons compete in their existing markets primarily by providing high quality services. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon salons and academies, Hair by Stewarts, Hair Excitement, and Renee Beauty. The Company has 505 franchised Regis Salons locations throughout North America.
International Salons.    International salons are now franchised locations operating in the United Kingdom and Germany primarily under the Supercuts, Regis, and Sassoon concepts. These salons offer similar levels of service as our North American salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products.
The tables on the following pages set forth the number of system-wide locations (company-owned and franchised) and activity within the various salon concepts.

System-wide location counts

	June 30,
	2018	2017	2016
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	1,660	2,652	2,683
Supercuts	928	980	1,053
Signature Style	1,378	1,468	1,604
Mall locations (Regis and MasterCuts)(1)	—	898	1,124
Total North American salons	3,966	5,998	6,464
Total International salons(1)(2)	—	275	328
Total, Company-owned salons	3,966	6,273	6,792
as a percent of total Company-owned and Franchise salons	49.1%	70.3%	73.1%
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores(3)	561	176	125
Supercuts	1,739	1,687	1,579
Signature Style	745	770	792
Total non-mall franchise locations	3,045	2,633	2,496
Mall locations (Regis and MasterCuts)(1)	807	—	—
Total North American salons	3,852	2,633	2,496
Total International salons(1)(2)	262	13	—
Total, Franchised salons	4,114	2,646	2,496
as a percent of total Company-owned and Franchise salons	50.9%	29.7%	26.9%
Ownership interest locations:
Equity ownership interest locations	88	89	195
Grand Total, System-wide	8,168	9,008	9,483

Constructed Locations (net relocations)

	Fiscal Years
	2018	2017	2016
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	1	37	51
Supercuts	—	2	5
Signature Style	1	—	1
Mall locations (Regis and MasterCuts)(1)	—	—	—
Total North American salons	2	39	57
Total International salons(1)(2)	1	2	9
Total, Company-owned salons	3	41	66
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores(3)	1	—	—
Supercuts	68	111	146
Signature Style	8	27	24
Mall locations (Regis and MasterCuts)(1)	—	—	—
Total North American salons	77	138	170
Total International salons(1)(2)	2	8	—
Total, Franchised salons	79	146	170

Closed Locations

	Fiscal Years
	2018	2017	2016
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores(4)	(605)	(11)	(7)
Supercuts	(20)	(51)	(17)
Signature Style	(76)	(123)	(77)
Mall locations (Regis and MasterCuts)(1)	(14)	(226)	(103)
Total North American salons	(715)	(411)	(204)
Total International salons(1)(2)	(14)	(50)	(37)
Total, Company-owned salons	(729)	(461)	(241)
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores(3)	(4)	(6)	(2)
Supercuts	(72)	(44)	(22)
Signature Style	(40)	(43)	(32)
Mall locations (Regis and MasterCuts)(1)	(63)	—	—
Total North American salons	(179)	(93)	(56)
Total International salons(1)(2)	(15)	—	—
Total, Franchised salons	(194)	(93)	(56)

Conversions (including net franchisee transactions)(5)

	Fiscal Years
	2018	2017	2016
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	(388)	(57)	—
Supercuts	(32)	(24)	(27)
Signature Style	(15)	(13)	(31)
Mall locations (Regis and MasterCuts)(1)	(884)	—	—
Total North American salons	(1,319)	(94)	(58)
Total International salons(1)(2)	(262)	(5)	—
Total, Company-owned salons(6)	(1,581)	(99)	(58)
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores(3)	388	57	—
Supercuts	56	41	62
Signature Style	7	(6)	(4)
Mall locations (Regis and MasterCuts)(1)	870	—	—
Total North American salons	1,321	92	58
Total International salons(1)(2)	262	5	—
Total, Franchised salons(6)	1,583	97	58
_______________________________________________________________________________

(1)
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing approximately 250 salons in the UK, to TBG, who operates these locations as franchise locations. The mall-based business and the previous International segment have been reported as a discontinued operation. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion.

(2)	Canadian and Puerto Rican salons are included in the North American salon totals.

(3)	Franchised SmartStyle salons in Walmart stores includes salons originally opened as Magicuts locations in Canadian Walmart stores that were rebranded to SmartStyle.

(4)	In January 2018, the Company closed 597 non-performing company-owned SmartStyle locations.

(5)
During fiscal years 2018, 2017, and 2016, the Company acquired zero, one, and one salon locations, respectively, from franchisees. During fiscal years 2018, 2017, and 2016, the Company sold 1,581, 100, and 59 salon locations, respectively, to franchisees.

(6)	During fiscal year 2018, two conversions were completed that were incomplete as of June 30, 2017.
Salon Franchising Program:
General.    We have various franchising programs supporting our 4,114 franchised salons as of June 30, 2018, consisting mainly of Supercuts, SmartStyle, Cost Cutters, Regis salons, MasterCuts, First Choice Haircutters, Roosters, Magicuts salons. These salons have been included in the discussions regarding salon counts and concepts.
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
SmartStyle and Cost Cutters in Walmart Supercenters
The majority of existing SmartStyle and Cost Cutters franchise agreements for salons located in Walmart Supercenters have a five year term with a five year option to renew. The franchise agreements are site specific. As announced in January 2017, this business grew primarily through conversions from corporate to franchise-owned salons.

Cost Cutters (not located in Walmart Supercenters), First Choice Haircutters and Magicuts
The majority of existing Cost Cutters franchise agreements have a 15 year term with a 15 year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five year periods. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.
Roosters Men’s Grooming Center
Roosters franchise agreements have a ten-year term with a ten-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrent with the opening of their first store, along with a development agreement under which they have the right to open two additional locations.
Regis and MasterCuts
The Regis and MasterCuts franchise agreements have a ten-year term with a ten-year option to renew (at the option of the franchisee). The franchise agreements are site specific.
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, personnel management training, marketing fundamentals, and financial controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides salon managers and stylists with technical training for franchisees.
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
Franchised Salons
Most franchise concepts maintain separate advertising funds that provide comprehensive marketing and sales support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of the advertising fund's expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, company-owned and franchised, contribute to the advertising funds. Depending on the brand, the funds are allocated to the brand contributing market for media placement and local marketing activities or to the creation of national advertising and system-wide activities.
Affiliated Ownership Interest:
The Company maintains a noncontrolling 54.6% ownership interest in Empire Education Group, Inc. ("EEG"), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists straight from beauty school.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle®," "Supercuts®," "MasterCuts®," "Regis Salons®," "Cost Cutters®," "Hair Masters®," "First Choice Haircutters®," and "Magicuts®."
"Sassoon" is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Sassoon name for existing salons and academies and new salon development.
Corporate Employees:
As of June 30, 2018, the Company had approximately 27,000 full and part-time employees worldwide, of which approximately 24,000 employees were located in the United States. The Company believes its employee relations are amicable.

Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Hugh Sawyer	64	President and Chief Executive Officer
Andrew Lacko	48	Executive Vice President and Chief Financial Officer
Eric Bakken	51	Executive Vice President and President of Franchise
Chad Kapadia	49	Executive Vice President and Chief Technology Officer
Jim Lain	54	Executive Vice President and Chief Operating Officer
Laura Alexander	35	Senior Vice President, Merchandise
Rachel Endrizzi	42	Senior Vice President and Chief Marketing Officer
Shawn Moren	51	Senior Vice President and Chief Human Resources Officer
Amanda Rusin	36	Senior Vice President and General Counsel and Secretary
Hugh Sawyer has served as President and Chief Executive Officer, as well as a member of the Board of Directors, since April 2017. Before joining Regis Corporation, he served as a Managing Director of Huron Consulting Group Inc. ("Huron") from January 2010 to April 2017. While at Huron, he served as Interim President and CEO of JHT Holdings, Inc. from January 2010 to March 2012, as the Chief Administrative Officer of Fisker Automotive Inc. from January 2013 to March 2013 and as Chief Restructuring Officer of Fisker Automotive from March 2013 to October 2013, and as Interim President of Euramax International, Inc. from February 2014 to August 2015. Mr. Sawyer has served as President or CEO of nine companies (including Regis) and on numerous Boards of Directors. In February 2018, Mr. Sawyer was appointed to the Board of Directors of Huron.
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
Eric Bakken has served as President of Franchise and Executive Vice President since April 2017. He also served as Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel from April 2013 to January 2018. He also served as Interim Chief Financial Officer from September 2016 to January 2017. He served as Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer from 2012 to April 2013, and performed the function of interim principal executive officer between July 2012 and August 2012. Mr. Bakken joined the Company in 1994 as a lawyer and became General Counsel in 2004.
Chad Kapadia was appointed to Executive Vice President and Chief Technology Officer in June 2018. Before joining Regis Corporation, he served as Head of Engineering at Target Corporation's New Ventures and Accelerators. Prior to Target Corporation, Mr. Kapadia served in technology positions of increasing responsibility including Chief Technology Officer and Product Head at Swissclear Global, Inc. and as an Engineering Leader and founding member of Netflix, Inc.'s Content Platform Engineering and Media Pipeline.
Jim Lain has served as Executive Vice President and Chief Operating Officer since November 2013. Before joining Regis Corporation, he served as Vice President at Gap, Inc. from August 2006 to November 2013.
Laura Alexander was appointed as Senior Vice President, Merchandise in June 2018. Ms. Alexander served as Vice President, Walmart Relations and SmartStyle Franchise Administration from July 2017 to June 2018. Ms. Alexander joined the Company in 2012 and served in various roles within the legal, franchise and Walmart Relations departments.
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

Amanda Rusin was appointed as Senior Vice President and General Counsel and Secretary in January 2018. Before joining Regis Corporation, she served as Assistant General Counsel at Polaris Industries, Inc. from September 2015 to December 2017 and Senior Attorney at Polaris Industries, Inc. from June 2014 to September 2015. Before joining Polaris Industries, Inc. Ms. Rusin served as Commercial Director at Cargill, Incorporated from August 2013 to May 2014 and Attorney at Cargill, Incorporated from June 2008 to August 2013.
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

Item 1A.    Risk Factors
We are in the process of implementing a new strategy, priorities and initiatives and any inability to execute and evolve our strategy over time could adversely impact our financial condition and results of operations.
Hugh E. Sawyer became our President and Chief Executive Officer and a member of our Board of Directors in April 2017. The transition has resulted in, and could further result in, changes in business strategy and operations as Mr. Sawyer seeks to continue to improve the performance of company-owned salons while at the same time accelerate the growth of our franchise model. As part of our strategic transformation, we reorganized our field structure by brand/concept; sold substantially all of our mall-based salon business in North America and substantially all of our previous International segment in the United Kingdom to the Beautiful Group ("TBG"), which operates these locations as franchised locations; closed 597 non-performing company-owned SmartStyle salons (including 8 TGF salons) as part of the operational restructuring of the SmartStyle portfolio; and implemented various initiatives intended to stabilize performance and establish a platform for long-term growth, including investments in digital marketing and mobile applications designed to improve the guest experience and a multi-year sponsorship with Major League Baseball for our Supercuts® brand designed to support the growth of both company-owned and franchised Supercuts salons.
Our success depends, in part, on our ability to grow our franchise model, including attracting and retaining qualified franchisees. We announced plans in fiscal year 2017 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time. In October 2017, we sold substantially all of our mall-based salons, consisting of 858 Regis Salons and MasterCuts locations, and substantially all of our International business to a new single franchisee, TBG. Growth and development of our franchise model is ongoing. During fiscal year 2018, excluding the TBG transactions, new and existing franchisees opened 525 salons, of which 77 were organic and 448 were the sale of a company-owned salon to a franchisee. The potential growth of our franchise model will take time to execute and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results. Further, in order to enhance services to its franchisees, the Company may need to invest in certain new capabilities and/or services.
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
In addition to a new President and Chief Executive Officer, since April 2017 we have appointed a new President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, General Counsel, Chief Technology Officer, Senior Vice President of Merchandise and Vice President Creative. The process of integrating new talent and implementing any new strategies, priorities and initiatives involves inherent risks, including timing risks, and the changes we implement could harm our culture, relationships with customers, franchisees, suppliers, employees or other third parties and may be disruptive to our business. While we believe the pursuit of these changes will have a positive effect on our business in the long term, we cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is dependent upon the stylists who serve our guests and the customer experience in our company-owned and franchised salons. Qualified, trained stylists are a key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our company-owned salons and franchisees to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. There is also a low unemployment rate and high competition for employees in the service industry, particularly licensed employees, which drives increased competition for stylists and could result in retention and hiring difficulties. In some markets, we and our franchisees have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. If our company-owned salons or franchisees are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.
Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2018, approximately 50% of our salons were franchised locations and we intend to expand our number of franchised locations, where we believe it will enhance shareholder value. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
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
During fiscal year 2018, we accelerated the sale of company-owned salons to new and existing franchisees. During fiscal year 2018 we entered into agreements to sell 448 of our company-owned salons across our brands to new and existing franchisees (of which 388 were SmartStyle salons).
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
In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating them as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, the capabilities of TBG, TBG's ability to maintain adequate working capital, technology and landlord issues. In particular, we remain liable under the leases for certain of these salons until the end of their various terms, and we could be required to make payments if TBG fails to do so, which could adversely impact our results of operations or cash flows.
Under the agreements with TBG, we receive fees for certain services, fees for certain transition services, and product sales revenue; however, the amount of these fees is tied to the success of the business as operated by TBG. As of June 30, 2018, it is taking longer than we originally anticipated for TBG to implement the changes intended to improve the business of the mall-based salons and the International business, and there is no assurance that TBG will be successful in doing so in the future. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby reducing this current income stream. We anticipate we will attempt to reduce related general and administrative costs and other associated expenses in connection with providing these transition services; however it will take time for us to reduce all of these costs even though the related income stream has ended.
In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, from time to time, TBG has been delinquent on its payments to the Company and to third parties. It is foreseeable that TBG may in the future continue to have cash flow and working capital issues, which could have significant adverse impacts on our business, including a need to record reserves on receivables from TBG. In August 2018, we restructured certain payments due to us from TBG in the form of promissory notes representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory payables. All notes have a maturity date of August 2, 2020. Under the working capital notes, if no default has occurred under such notes and certain other conditions are met, such notes will be forgiven as of the maturity date and will be exchanged for a three-year contingent payment right that is payable to us upon the occurrence of certain TBG monetization events. Based on the likelihood of future forgiveness of the working capital notes, the Company recorded a full reserve against such notes. Should the Company need to record reserves against its current and future receivables from TBG or their ability to meet the requirements of the promissory notes, these reserves would be recorded within general and administrative expenses. TBG may in the future need to restructure (operationally, legally, or otherwise) these businesses, operations and obligations. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, reversion of the leases in respect of certain divested salons back to the Company and enforcement of a guarantee. If the divested salons were to revert, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully, or its ability to make payments when due under the promissory notes or otherwise under the franchise agreements and transition service agreements, could adversely affect our business, including increased litigation risks, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and shareholder value.
The continued unit growth and operation of the SmartStyle business is dependent on our relationship with Walmart.
At June 30, 2018, we had 2,221 SmartStyle or Cost Cutters salons within Walmart locations, including 2 salons opened during fiscal year 2018 (net of relocations). Walmart is by far our largest landlord, and we are Walmart’s largest tenant. Our business within each of those 2,221 salons relies primarily on the traffic of visitors to the Walmart in which it is located, so our success is tied to Walmart’s success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyles, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties; to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; and to terminate the lease if the Walmart store in which it sits is closed. During fiscal year 2017, we began franchising select SmartStyle branded locations. Future franchising activity will require the approval of Walmart. Operating both company-owned and franchised SmartStyles adds complexity in overseeing franchise compliance and coordination with Walmart.
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
With 8,168 locations and approximately 27,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company.

A number of U.S. states, Canadian provinces and municipalities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages and overtime pay increase our costs, and our ability to offset these increases through price increases may be limited. In fact, increases in minimum wages increased our costs over the last five years. In addition, a growing number of states, provinces, and municipalities have passed or are considering requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee’s shift as it nears), and other requirements that increase the administrative complexity of managing our workforce. Finally, changes in labor laws, such as recent legislation in Ontario and Alberta designed to facilitate union organizing, could increase the likelihood of some of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it would have an adverse effect on our business and financial results.
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
Our success depends substantially on the value of our brands.
Our success is dependent, in large part, upon our ability to maintain and enhance the value of our brands, our customers’ connection to our brands, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity, including via social media, or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our payment systems; and illegal activity targeted at us or others. Consumer demand for our products and services and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.
Premature termination of franchise agreements can cause losses.
Our franchise agreements may be subject to premature termination in certain circumstances, such as failure of a franchisee to cure a monetary default. If terminations occur for this or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the franchise agreement. In addition, with many of our brands, we remain liable under the lease and, therefore, will be obligated to pay rent or enter into a settlement with the landlord, and we may not be made whole by the franchisee. A significant loss of franchisee agreements due to premature terminations could hurt our financial performance or our ability to grow our business.

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
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, manage our two distribution centers and other inventory and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hackers, security breaches, and natural disasters. In addition, certain of our management information systems are developed and maintained by external vendors, including our POS system, and some are outdated or of limited functionality, not owned by the Company or not exclusively provided by the Company. The failure of our management information systems to perform as we anticipate, meet the continuously evolving needs of our business, or provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, and reputational damage.
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
Both our owned and franchised salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Supercuts salons and most of our other brands are located mainly in strip center locations, and SmartStyle salons are located within Walmart Supercenters, so they are especially sensitive to Walmart traffic. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years we have experienced substantial declines in traffic in some shopping malls in particular. While we no longer own mall-based salons, as they are now operated by TBG, traffic patterns at those salons will affect our potential franchise royalties and product sales revenues.
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
We also face significant competition for prime real estate, particularly in strip malls. We compete for lease locations not only with other hair salons, but with a wide variety of businesses looking for similar square footage and high-quality locations.
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
If we fail to comply with any of the covenants in our financing arrangement, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.
We have a financing arrangement that contains financial and other covenants. If we fail to comply with any of the covenants, it may cause a default under our financing arrangement, which could limit our ability to obtain additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness.
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
The franchise arrangements require each franchisee to maintain certain insurance coverages and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee’s ability to satisfy its obligations under its franchise arrangement, including its ability to make royalty payments.
We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. Additionally, the Chief Executive Officer's current employment agreement may expire, by its terms, before the Company's multi-year strategic transformation is complete, and no succession plan has yet been determined.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's corporate offices are headquartered in a 139,000 square foot, two building complex in Edina, Minnesota that is owned by the Company.
The Company also operates offices in Edina, Minnesota; and Toronto, Canada. These offices are occupied under long-term leases.
The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility can be expanded to 290,000 square feet to accommodate future growth.
The Company operates all of its salon locations under leases or license agreements. Salons operating within strip centers and Walmart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada operate under license agreements, while freestanding or shopping center locations have real property leases comparable to the Company's company-owned locations.
The Company also leases the premises in which approximately 94% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
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
The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2018 and 2017 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
As of August 10, 2018, Regis shares were owned by approximately 11,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The closing stock price was $17.47 per share on August 10, 2018.

	Fiscal Years
	2018		2017
Fiscal Quarter	High	Low	High	Low
1st Quarter	$14.59	$9.40	$14.49	$12.18
2nd Quarter	16.68	13.79	15.56	11.56
3rd Quarter	17.13	14.66	15.61	11.37
4th Quarter	18.63	14.31	11.71	9.02
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
The Peer Group consists of the following companies: Boyd Gaming Corp., Brinker International, Inc., Buffalo Wild Wings, Inc., Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Ruby Tuesday, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The comparison has omitted Panera Bread Co., Buffalo Wild Wings, Inc., and Ruby Tuesday, Inc. as they are no longer trading public market. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues and market capitalization and are in the beauty industry or other industries where guest service, multi-unit expansion or franchise play a part. The Company reviewed and adjusted its Peer Group used for executive compensation purposes in early fiscal 2017, resulting in this Peer Group. Information regarding executive compensation will be set forth in the 2018 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2013 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2018

	June 30,
	2013	2014	2015	2016	2017	2018
Regis	$100.00	$86.42	$96.74	$76.42	$63.04	$101.52
S & P 500	100.00	124.61	133.86	139.20	164.11	187.70
S & P 400 Midcap	100.00	125.24	133.25	135.02	160.09	181.71
Dow Jones Consumer Services Index	100.00	122.24	143.56	146.19	169.55	202.72
Peer Group	100.00	104.72	135.08	141.91	148.78	149.33
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2018, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2018, 19.9 million shares have been cumulatively repurchased for $414.7 million, and $35.3 million remained outstanding under the approved stock repurchase program.
In August 2018, the Company's Board of Directors authorized an additional $200.0 million for share repurchases.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2018	2017	2016
Repurchased Shares	1,469,057	—	7,647,819
Average Price (per share)	$16.86	$—	$13.19
Price range (per share)	$15.55 - $17.90	$—	$10.94 - $15.95
Total	$24.8 million	$—	$101.0 million
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

4/1/18 - 4/30/18	—	—	18,982,137	50,430
5/1/18 - 5/31/18	451,731	16.88	19,433,868	42,832
6/1/18 - 6/30/18	431,359	17.53	19,865,227	35,272
Total	883,090	$17.16	19,865,227	$35,272

Item 6.    Selected Financial Data
Beginning with the period ended September 30, 2017, the operations of the mall-based business and International segment were accounted for as a discontinued operation. All periods presented reflect the mall-based business and International segment as a discontinued operation.
The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of this Report on Form 10-K.

	Fiscal Years
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Revenues	$1,214,074	$1,268,460	$1,291,933	$1,290,339	$1,306,361
Operating income (loss)(a)	274	14,081	23,764	5,665	1,599
Income (loss) from continuing operations(a)	61,886	(896)	(5,587)	(30,834)	(102,506)
Income (loss) from continuing operations per diluted share	1.32	(0.02)	(0.12)	(0.56)	(1.81)
Dividends declared, per share	—	—	—	—	0.12

	June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total assets, including discontinued operations	$856,735	$1,011,488	$1,035,932	$1,160,843	$1,414,291
Long-term debt and capital lease obligations, including current portion	90,000	120,599	119,606	118,830	291,845
_______________________________________________________________________________

(a)	The following significant items affected each of the years presented:

•
During fiscal year 2018, the Company recorded a $68.1 million income tax benefit resulting from the federal rate reduction and a partial release of the U.S. valuation allowance as a result of the Tax Cuts and Jobs Act (the “Tax Act”), $41.2 million ($32.5 million, net of taxes) of expenses associated with the January 2018 SmartStyle portfolio restructure and other related costs, $11.1 million of non-cash fixed asset impairment charges, $8.0 million of gain on company-owned life insurance policies, and $2.7 million ($2.2 million, net of taxes) of severance expense related to terminations.

•
During fiscal year 2017, the Company recorded $7.9 million of non-cash fixed asset impairment charges, $8.4 million of severance expense related to the termination of former executive officers including the Company's Chief Executive Officer, $7.7 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and $5.3 million of expense for a one-time non-cash inventory expense related to salon tools.

•
During fiscal year 2016, the Company recorded a $13.0 million other than temporary non-cash impairment charge to fully impair its investment in EEG, $10.5 million of non-cash fixed asset impairment charges and $7.9 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes.

•
During fiscal year 2015, the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million, non-cash other than temporary impairment charges of its investment in EEG of $4.7 million, $7.9 million of non-cash fixed asset impairment charges, $8.9 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and established a non-cash $2.1 million valuation allowance against its Canadian deferred tax assets.

•
During fiscal year 2014, the Company recorded non-cash fixed asset impairment charges of $10.0 million, non-cash charges of $15.9 million, net of tax for the Company's share of goodwill and fixed asset impairment charges recorded by EEG and established a non-cash $86.6 million valuation allowance against the U.S. and U.K. deferred tax assets.

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
BUSINESS DESCRIPTION
Regis Corporation (RGS) owns, franchises and operates beauty salons. As of June 30, 2018, the Company-owned, franchised or held ownership interests in 8,168 worldwide locations. Our locations consisted of 8,080 system-wide North American and International salons, and in 88 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services. As of June 30, 2018, we had approximately 27,000 corporate employees worldwide. See discussion within Part I, Item 1.
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to TBG, who operates these locations as franchise locations. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K as the results of operations for the mall-based business and International segment are accounted for as a discontinued operation for all periods presented. Discontinued operations are discussed at the end of this section.

In January 2018, the Company closed 597 non-performing company-owned SmartStyle salons. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017. The action delivers on the Company's commitment to restructure its salon portfolio to improve shareholder value and position the Company for long-term growth. The Company anticipates this action will allow the Company to reallocate capital and human resources to strategically grow its remaining SmartStyle salons with creative new offerings. A summary of costs associated with the SmartStyle salon restructuring for fiscal year 2018 is as follows:

	Financial Line Item	Fiscal Year 2018
		(Dollars in thousands)
Inventory reserves	Cost of Service	$656
Inventory reserves	Cost of Product	586
Severance	General and administrative	897
Long-lived fixed asset impairment	Depreciation and amortization	5,460
Asset retirement obligation	Depreciation and amortization	7,680
Lease termination and other related closure costs	Rent	27,290
Deferred rent	Rent	(3,291)
Total		$39,278
In addition, the Company recorded approximately $1.9 million of other related costs to the SmartStyle restructuring, primarily warehouse related costs. Substantially all related costs associated with the SmartStyle salon restructuring requiring cash outflow were complete as of June 30, 2018.
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
Beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for as a discontinued operation for all periods presented. Discontinued operations are discussed at the end of this section. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on this transaction.
Beginning in the first quarter of fiscal year 2018, costs associated with field leaders that were previously recorded within Cost of Service and Site Operating expense are now categorized within General and Administrative expense as a result of the field reorganization that took place in the first quarter of fiscal year 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(26.5), $(5.8) and $32.3 million, respectively, for fiscal year 2018. This expense classification does not have a financial impact on the Company's reported operating (loss) income, reported net income (loss) or cash flows from operations.
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

	Fiscal Years
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(Dollars in millions)			% of Total Revenues (1)			Basis Point (Decrease) Increase
Service revenues	$899.1	$960.3	$978.6	74.1%	75.7%	75.7%	(160)	—	(90)
Product revenues	258.7	259.8	265.8	21.3	20.5	20.6	80	(10)	70
Franchise royalties and fees	56.4	48.3	47.5	4.6	3.8	3.7	80	10	20

Cost of service (2)	530.6	610.4	609.0	59.0	63.6	62.2	(460)	140	130
Cost of product (2)	140.6	126.3	130.0	54.4	48.6	48.9	580	(30)	(90)
Site operating expenses	127.2	127.8	135.1	10.5	10.1	10.5	40	(40)	(50)
General and administrative	174.0	157.3	157.0	14.3	12.4	12.2	190	20	(50)
Rent	183.1	180.5	184.2	15.1	14.2	14.3	90	(10)	(30)
Depreciation and amortization	58.2	52.1	52.9	4.8	4.1	4.1	70	—	(70)

Operating income	0.3	14.1	23.8	—	1.1	1.8	(110)	(70)	140

Interest expense	10.5	8.6	9.2	0.9	0.7	0.7	20	—	(10)
Interest income and other, net	6.7	2.8	3.7	0.5	0.2	0.3	30	(10)	20

Income tax benefit (expense) (3)	65.4	(9.2)	(9.0)	1,844.3	110.8	49.6	N/A	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	—	—	14.8	—	—	1.1	—	(110)	—
____________________________________________________________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

(3)
Computed as a percent of income (loss) from continuing operations before income taxes and equity in loss of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Fluctuations in major revenue categories, operating expenses and other income and expense were as follows:

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Company-owned salons
SmartStyle	$463,502	$523,903	$522,700
Supercuts	283,843	290,016	295,401
Signature Style	356,669	375,627	394,903
Total Company-owned salons	1,104,014	1,189,546	1,213,004
Franchise salons
Product	53,703	30,623	31,406
Royalties and fees	56,357	48,291	47,523
Total franchise salons revenue	110,060	78,914	78,929
Consolidated revenues	$1,214,074	$1,268,460	$1,291,933
Percent change from prior year	(4.3)%	(1.8)%	0.1%
Salon same-store sales increase (decrease) (1)	0.5%	(0.5)%	1.8%
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

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2018	2017	2016
Same-store sales	0.5%	(0.5)%	1.8%
Closed salons	(7.4)	(2.0)	(2.2)
New company-owned stores	0.2	0.5	0.7
Franchise	2.4	—	0.5
Foreign currency	0.3	(0.1)	(0.9)
Other	(0.3)	0.3	0.2
Total	(4.3)%	(1.8)%	0.1%
Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2018	2017	2016
SmartStyle	0.3%	(0.4)%	3.4%
Supercuts	1.7%	0.4%	2.0%
Signature Style	(0.2)%	(1.4)%	(0.2)%
Consolidated same-store sales	0.5%	(0.5)%	1.8%

Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Consolidated Revenues
The same-store sales increase of 0.5% during fiscal year 2018 was due to a 3.4% increase in average ticket price, partly offset by a 2.9% decrease in same-store guest visits. We closed 701 company-owned salons, constructed (net of relocations) 3 company-owned salons and sold (net of buybacks) 448 company-owned salons during fiscal year 2018 (2018 Net Salon Count Changes). Our franchisees closed 194 salons and constructed (net of relocations) 79 salons during the same period. Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.
Service Revenues
The $61.3 million decrease in service revenues during fiscal year 2018 was primarily due to the 2018 Net Salon Count Changes. The same-store service sales increase of 0.5% was primarily a result of a 3.8% increase in average ticket price, partly offset by a 3.3% decrease in same-store guest visits. Service revenues were also favorably impacted by a cumulative adjustment related to discontinuing a piloted loyalty program and foreign currency.
Product Revenues
The $1.2 million decrease in product revenues during fiscal year 2018 was primarily due to 2018 Net Salon Count Changes and an unfavorable impact of hurricanes in the southern United States, partly offset by product sold to TBG and same-store product sales increases of 0.2%. The increase in same-store product sales was primarily a result of a 3.7% increase in average ticket price, partly offset by a 3.5% decrease in same-store transactions.
Royalties and Fees
The increase of $8.1 million in royalties and fees during fiscal year 2018 was primarily due to higher franchise fees due to an increase in the number of new salons opened in fiscal year 2018 compared to the prior year and higher royalties due to the increase of 1,468 in franchised locations and same-store sales increases at franchised locations.
Cost of Service
The 460 basis point decrease in cost of service as a percent of service revenues during fiscal year 2018 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering the change in expense categorization, cost of service as a percent of service revenues decreased 180 basis points as a result of improved stylist productivity, one-time benefit from a settlement and cost savings associated with salon tools, partly offset by state minimum wage increases, higher commissions expense as a result of same-store sales increases and higher health insurances costs. Cost of service was also negatively impacted by hurricanes in the southern United States.
Cost of Product
The 580 basis point increase in cost of product as a percent of product revenues during fiscal year 2018 was primarily due to franchise product sold to TBG, shift into lower margin product sales to franchisees and inventory reserves related to the January 2018 SmartStyle portfolio restructure, less favorable shrink as compared to the prior year and a promotional sale implemented in the fourth quarter, partly offset by a one-time benefit from a settlement.
Site Operating Expenses
Site operating expenses decreased $0.5 million during fiscal year 2018. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $5.2 million primarily due to higher marketing costs associated with the SmartStyle marketing campaign and fees associated with an industry exclusive sponsorship with Major League Baseball, unfavorable actuarial adjustments related to workers' compensation accruals and higher contract maintenance, repairs and services costs, partly offset by the 2018 Net Salon Count Changes.
General and Administrative
General and administrative expense (G&A) increased $16.7 million during fiscal year 2018. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, G&A decreased $15.6 million, primarily due to an $8.0 million gain associated with life insurance proceeds in connection with the passing of a former executive officer, lower severance expense due to the prior year including severance related to the termination of former executive officers including the Company's Chief Executive Officer and professional fees, partly offset by increases in incentive compensation accruals.
Rent
Rent expense increased by $2.6 million during fiscal year 2018 primarily due to lease termination fees and other related closure costs associated with the January 2018 SmartStyle portfolio restructure, rent inflation, partly offset by the 2018 Net Salon Count Changes and a deferred rent adjustment related to the January 2018 SmartStyle portfolio restructure.
Depreciation and Amortization
Depreciation and amortization expense (D&A) increased $6.1 million during fiscal year 2018, primarily due to costs associated with returning certain SmartStyle locations to their pre-occupancy condition in connection with the January 2018 SmartStyle restructuring and higher fixed asset impairment charges, partly offset by lower depreciation due to a reduced salon base.
Interest Expense
Interest expense increased by $1.9 million during fiscal year 2018 primarily due to the premium and unamortized debt discount expense associated with paying off the 5.5% senior term note originally due December 2019, partly offset by savings resulting from a reduced interest rate and lower debt levels.
Interest Income and Other, net
The $3.8 million increase in interest income and other, net during fiscal year 2018 was primarily due to income from transition services related to TBG, higher gains on refranchised salons, incremental interest income, increased gift card breakage, partly offset by a non-recurring insurance recovery benefit in the prior year.
Income Taxes
During fiscal year 2018, the Company recognized an income tax benefit of $65.4 million on $3.5 million of loss from continuing operations before income taxes and equity in loss of affiliated companies as compared to recognizing income tax expense of $9.2 million on $8.3 million of income from continuing operations before income taxes and equity in loss of affiliated companies during fiscal year 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.1 million in continuing operations for the twelve months ended June 30, 2018. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance. The benefit recognized on current losses and the partial valuation allowance release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of net operating losses ("NOLs") arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the new tax rules, companies can now consider its indefinite lived deferred tax liabilities as a source of income to support the realization of its existing deferred tax assets that upon reversal are expected to generate indefinite lived NOLs. Consequently, the Company was able to remove the valuation allowance associated with these deferred tax assets. The Company continues to maintain a valuation allowance on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.
The recorded tax provision and effective tax rate for the twelve months ended June 30, 2018 were different than what would normally be expected primarily due to the impact of the Tax Act and state conformity of the new federal provisions, closure of the IRS examination and the deferred tax valuation allowance.
Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.
See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Equity in Loss of Affiliated Companies, Net of Income Taxes
The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment in fiscal year 2016. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.
Loss from Discontinued Operations, Net of Income Taxes
During fiscal year 2018, the Company recognized $53.2 million of loss, net of taxes from discontinued operations, primarily due to asset impairment charges based on the sale prices and the carrying values of the mall-based salon business and the International segment, the recognition of net loss of amounts previously classified within accumulated other comprehensive income, professional fees associated with the transactions and losses from operations. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Fiscal Year Ended June 30, 2017 Compared with Fiscal Year Ended June 30, 2016
Consolidated Revenues
The same-store sales decrease of 0.5% during fiscal year 2017 was due to a decrease of 4.6% in same-store guest visits, partly offset by an increase of 4.1% in average ticket price. The Company closed 185 company-owned salons, constructed (net of relocations) 39 company-owned salons and sold (net of buybacks) 99 company-owned salons to franchisees during the same period (2017 Net Salon Count Changes). Our franchisees closed 93 salons and constructed (net of relocations) 146 salons during fiscal year 2017. Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.
Service Revenues
Decrease of $18.3 million in service revenues during fiscal year 2017 was primarily due to the 2017 Net Salon Count Changes and same-store service sales decrease of 0.3%. The decrease in same-store service sales was primarily the result of a 4.4% decrease in same-store guest visits, partly offset by a 4.1% increase in average ticket price.
Product Revenues
Decrease of $6.0 million in product revenues during fiscal year 2017 was primarily due to the 2017 Net Salon Count Changes and same-store product sales decrease of 1.5%. The decrease in same-store product sales was primarily the result of a 3.2% decrease in same-store transactions, partly offset by a 1.7% increase in average ticket price.
Royalties and Fees
The increase of $0.8 million in royalties and fees during fiscal year 2017 was primarily due to the increase of 150 franchised locations and same-store sales increases at franchised locations.
Cost of Service
The 140 basis point increase in cost of service as a percent of service revenues during fiscal year 2017 was primarily the result of lower stylist productivity, state minimum wage increases, a one-time inventory expense related to salon tools and a non-recurring rebate in the prior year, partly offset by mix improvement from closing underperforming salons, lower incentive expenses and favorable usage versus the prior year.
Cost of Product
The 30 basis point decrease in cost of product as a percent of product revenues during fiscal year 2017 was primarily due to the closure of salons with higher product costs as a percent of product revenues and favorable shrink versus the prior year.
Site Operating Expenses
Site operating expenses decreased $7.3 million during fiscal year 2017 primarily due to the 2017 Net Salon Count Changes, lower self-insurance costs and cost savings associated with salon telecom costs.
General and Administrative
G&A increased $0.3 million during fiscal year 2017 primarily due to severance related to the termination of former executive officers including the Company's Chief Executive Officer and higher professional fees, partly offset by lower incentive compensation and cost savings.

Rent
Rent expense decreased by $3.7 million during fiscal year 2017 primarily due to the 2017 Net Salon Count Changes, partly offset by rent inflation and lease termination fees.
Depreciation and Amortization
D&A decreased $0.8 million during fiscal year 2017, primarily due to lower depreciation on a reduced salon base, partly offset by increased fixed asset impairment charges.
Interest Expense
Interest expense decreased by $0.6 million during fiscal year 2017 primarily due to the senior term note modification and the amendment to the revolving credit facility in fiscal year 2016.
Interest Income and Other, net
The $0.9 million decrease in interest income and other, net during fiscal year 2017 was primarily due to gains on refranchised salons sold in the prior year and a prior year insurance recovery.
Income Taxes
During fiscal year 2017, the Company recognized income tax expense of $9.2 million on $8.3 million of income from continuing operations before income taxes and equity in loss of affiliated companies as compared to recognizing income tax expense of $9.0 million on $18.2 million of income from continuing operations before income taxes and equity in loss of affiliated companies during fiscal year 2016.
The recorded tax expense for fiscal year 2017 was different than would normally be expected primarily due to the impact of the valuation allowance against the majority of our deferred tax assets. Approximately $7.7 million of the tax expense relates to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes. See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Equity in Loss of Affiliate Companies, Net of Income Taxes
The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment in fiscal year 2016. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.
Loss from Discontinued Operations, Net of Income Taxes
During fiscal year 2017, the Company recognized $15.2 million of loss, net of taxes from discontinued operations related to operating losses of the mall-based salon business and International segment. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we now report two segments: Company-owned salons and Franchise salons. See Note 14 to the Consolidated Financial Statements in in Part II, Item 8, of this Form 10-K. Significant results of operations are discussed below with respect to each of these segments.
Company-owned Salons

	Fiscal Years
	2018	2017	2016	2018	2017	2016
	(Dollars in millions)			(Decrease) Increase
Total revenue	$1,104.0	$1,189.5	$1,213.0	$(85.5)	$(23.5)	$(2.9)
Same-store sales	0.5%	(0.5)%	1.8%	100 bps	(230 bps)	150 bps

Operating income	$50.1	$78.3	$87.8	$(28.2)	$(9.4)	$7.2
Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Fiscal Years
Factor	2018	2017	2016
Same-store sales	0.5%	(0.5)%	1.8%
Closed salons	(7.9)	(2.1)	(2.3)
New stores	0.2	0.5	0.7
Foreign currency	0.3	(0.1)	(0.8)
Other	(0.3)	0.3	0.4
	(7.2)%	(1.9)%	(0.2)%
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Company-owned Salons Revenues
Company-owned salon revenues decreased $85.5 million in fiscal year 2018 primarily due to the 2018 Net Salon Count Changes, partly offset by same-store sales increase of 0.5%. The same-store sales increase was due to a 3.4% increase in average ticket price, partly offset by a 2.9% decrease in same-store guest visits.
Company-owned Salon Operating Income
Company-owned salon operating income decreased $28.2 million during fiscal year 2018 primarily due to the January 2018 SmartStyle portfolio restructure consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition. Also contributing to the decrease were state minimum wage increases, costs associated with the SmartStyle marketing campaign, the hurricanes in the southern United States and higher health insurance costs, partly offset by improved stylist productivity, the 2018 Net Salon Count Changes and prior year inventory expense related to salon tools.
Fiscal Year Ended June 30, 2017 Compared with Fiscal Year Ended June 30, 2016
Company-owned Salons Revenues
Company-owned salon revenues decreased $23.5 million in fiscal year 2017 primarily due to the 2017 Net Salon Count Changes and same-store sales decrease of 0.5%. The same-store sales decrease was due to a 4.6% decrease in same-store guest visits, partly offset by a 4.1% increase in average ticket price.

Company-owned Salon Operating Income
Company-owned salon operating income decreased $9.4 million during fiscal year 2017 primarily due to minimum wage increases, unfavorable stylist productivity, same-store sales declines and a one-time inventory write-off related to salon tools, partly offset by the closure of underperforming salons.
Franchise Salons

	Fiscal Years
	2018	2017	2016	2018	2017	2016
	(Dollars in millions)			Increase (Decrease)
Revenue
Product	$34.6	$30.6	$31.4	$4.0	$(0.8)	$1.7
Product sold to TBG	19.1	—	—	19.1	—	—
Total Product	$53.7	$30.6	$31.4	$23.1	$(0.8)	$1.7
Royalties and fees (1)	56.4	48.3	47.5	8.1	0.8	2.9
Total franchise salons revenue (2)	$110.1	$78.9	$78.9	$31.1	$—	$4.5

Operating income	$39.8	$34.5	$33.8	$5.4	$0.7	$3.5
Operating income from TBG	1.6	—	—	1.6	—	—
Total operating income (2)	$41.4	$34.5	$33.8	$6.9	$0.7	$3.5
_______________________________________________________________________________

(1)	Total includes $1.2 million of royalties related to TBG during the fiscal year 2018, respectively.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Franchise Salon Revenues
Franchise salon revenues increased $31.1 million during fiscal year 2018 due to a $23.1 million increase in franchise product sales primarily due to product sold to TBG and a $8.1 million increase in royalties and fees. The increase in royalties and fees was primarily due to increased franchised locations and an increase in the number of new salons open during fiscal year 2018. Our franchisees closed 194 salons, constructed (net of relocations) 79 salons and purchased (net of Company buybacks) 1,581 salons from the Company, including 1,132 salons previously included in the Company's mall-based business and International segment during fiscal year 2018.
Franchise Salon Operating Income
Franchise salon operating income increased $6.9 million during fiscal year 2018 primarily due to the increased number of new franchised locations and increased franchise product sales.
Cash Generated from Refranchised Salons
During fiscal year 2018, the Company generated $11.6 million of cash from refranchising salons (the sale of company-owned salons to franchisees).
Fiscal Year Ended June 30, 2017 Compared with Fiscal Year Ended June 30, 2016
Franchise Salon Revenues
Franchise salon revenues remained flat during fiscal year 2017 due to a $0.8 million increase in royalties and fees, offset by a $0.8 million decrease in franchise product sales. The increase in royalties and fees was primarily due higher royalties from the increased franchised locations, partly offset by lower fees as a result more franchise openings shifting to existing franchisees, who pay lower fees for opening additional salons, and franchise termination revenues in the prior year. Our franchisees closed 93 salons, constructed (net of relocations) 146 salons and purchased (net of Company buybacks) 99 salons from the Company during fiscal year 2017.

Franchise Salon Operating Income
Franchise salon operating income increased $0.7 million during fiscal year 2017 primarily due to lower bad debt expense and higher margins on product sales due to mix, partly offset by higher incentive costs.
Cash Generated from Refranchised Salons
During fiscal year 2017, the Company generated $2.3 million of cash from refranchising salons (the sale of company-owned salons to franchisees).
Corporate
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Corporate Operating Loss (1)
Corporate operating loss of $91.3 million decreased $7.5 million during fiscal year 2018 primarily driven by the prior year including severance related to the termination of former executive officers including the Company's Chief Executive Officer, a current year gain of $8.0 million associated with life insurance proceeds in connection with the passing of a former executive officer and savings realized from Company initiatives, partly offset by higher incentive compensation and severance associated with terminations of former executives and professional fees in the current year.
Fiscal Year Ended June 30, 2017 Compared with Fiscal Year Ended June 30, 2016
Corporate Operating Loss (1)
Corporate operating loss of $98.7 million increased $0.9 million during fiscal year 2017 primarily due to severance related to the termination of former executive officers including the Company's Chief Executive Officer, expense associated with legal settlements, higher professional fees and the planned investments in technical education, offset by lower incentive compensation and cost savings.
_______________________________________________________________________________

(1)
The Corporate operating loss consists primarily of unallocated general and administrative expenses, including expenses associated with salon support, depreciation and amortization related to our corporate headquarters and unallocated insurance, benefit and compensation programs, including stock-based compensation.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.
As of June 30, 2018, cash and cash equivalents were $110.4 million, with $92.1, $17.9 and $0.4 million within the United States, Canada and Europe, respectively.
The Company has a credit agreement which provides for a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $203.5 million was available as of June 30, 2018. See additional discussion under Financing Arrangements.

Uses of Cash

The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's multi-year strategic plan as discussed within Part I, Item 1.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2018, cash provided by operating activities of $2.3 million, a decrease of $57.7 million compared to the previous fiscal year, was primarily due to the payment of lease termination and other related closure costs associated with the Company's January 2018 SmartStyle portfolio restructure and lower cash volumes generated from salon operations.
During fiscal year 2017, cash provided by operating activities of $60.1 million, an increase of $4.3 million compared to the previous fiscal year, was primarily due to lower inventory levels in fiscal year 2017, partly offset by lower earnings.
During fiscal year 2016, cash provided by operating activities of $55.8 million, a decrease of $39.0 million compared to the previous fiscal year, was primarily due to higher inventory levels in fiscal year 2016, enhanced incentive payouts in fiscal year 2016 and lower income tax refunds.
Cash Flows from Investing Activities
During fiscal year 2018, cash used in investing activities of $1.6 million, was primarily from capital expenditures of $30.7 million and a $0.5 million use of restricted cash, partly offset by proceeds from company-owned life insurance policies of $18.1 million and cash proceeds from sale of salon assets of $11.6 million.

During fiscal year 2017, cash used in investing activities of $29.1 million, was primarily from capital expenditures of $33.8 million, partly offset by cash proceeds from the sale of salon assets of $2.3 million, a reduction in restricted cash of $1.1 million, cash proceeds from company-owned life insurance policies of $0.9 million and cash proceeds from the sale of the Company's ownership interest in MyStyle of $0.5 million.
During fiscal year 2016, cash used in investing activities of $17.4 million, was primarily from $31.1 million for capital expenditures, partly offset by a reduction in restricted cash of $9.0 million, cash proceeds from company-owned life insurance policies of $2.9 million and cash proceeds from sale of salon assets of $1.7 million.
Cash Flows from Financing Activities
During fiscal year 2018, cash used in financing activities of $62.2 million was primarily for repayments of long-term debt relating to the 5.5% senior term notes of $124.2 million, repurchase of common stock of $24.8 million, employee taxes paid for shares withheld of $2.4 million and settlement of equity awards of $0.8 million, partly offset by borrowings on the revolving credit facility of $90.0 million.
During fiscal year 2017, cash used in financing activities of $6.8 million was primarily for employee taxes paid for shares withheld of $3.7 million and settlement of equity awards of $3.2 million.
During fiscal year 2016, cash used in financing activities of $102.6 million was primarily for repurchases of common stock of $101.0 million, the purchase of an additional 24% ownership interest in Roosters, MGC International, LLC for $0.8 million and employee taxes paid for shares withheld of $0.8 million.
Financing Arrangements
Financing activities are discussed in Note 7 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2018	2017	2018	2017
	(fiscal year)			(Dollars in thousands)
Revolving credit facility, new	2023	3.3%	—%	$90,000	$—
Revolving credit facility, old	N/A	—%	—%	—	—
Senior term notes	N/A	5.5%	5.5%	—	120,599
				$90,000	$120,599

In March 2018, the Company entered into a Credit Agreement (Credit Agreement), which provided for a $260.0 million unsecured five-year revolving credit facility (Revolving Credit Facility) that expires in March 2023 and includes, among other things, a maximum consolidated net leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, investments and other indebtedness. In April 2018, the Company amended and restated the Credit Agreement which increases the Revolving Credit Facility under the Credit Agreement by $35.0 million. After giving effect to the amendment, the revolving commitment under the Credit Facility is $295.0 million. The Revolving Credit Facility includes a $30.0 million subfacility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $150.0 million under certain circumstances. The revolving credit facility has variable interest rates tied to LIBOR plus 1.25% to 1.85% and includes a facility fee of 0.25% to 0.40%. Both the LIBOR credit spread and the facility fee are based on the Company's consolidated net leverage ratio.
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
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase(1)
2018	15.2%	(430)
2017	19.5	40
2016	19.1	300
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point decrease in the debt to capitalization ratio as of June 30, 2018 compared to June 30, 2017 was primarily due to the net decrease in the principal amount of debt from the redemption of the 5.5% senior term notes, partly offset by utilizing $90.0 million of the revolving credit facility and the repurchase of 1.5 million shares of common stock for $24.8 million.
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

Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2018:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$90,000	$—	$—	$90,000	$—
Other long-term liabilities	9,570	1,630	2,009	1,519	4,412
Total on-balance sheet	99,570	1,630	2,009	91,519	4,412
Off-balance sheet(a):
Operating lease obligations	688,477	232,210	309,579	116,336	30,352
Interest on long-term debt	—	—	—	—	—
Total off-balance sheet	688,477	232,210	309,579	116,336	30,352
Total	$788,047	$233,840	$311,588	$207,855	$34,764
_______________________________________________________________________________

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.
On-Balance Sheet Obligations
Our long-term obligations are composed primarily of our revolving credit facility at June 30, 2018. In March 2018, the Company redeemed all of its 5.5% senior term notes that were due December 2019.
Other long-term liabilities of $9.6 million include $6.7 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $2.9 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees.
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
As of June 30, 2018, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 9 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations of approximately $316.4 million, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.
Interest payments on long-term debt are calculated based on the revolving credit facility's rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter.
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
We do not have other unconditional purchase obligations or significant other commercial commitments such as standby repurchase obligations or other commercial commitments.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2018. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2018, the Board has authorized $450.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2018, 19.9 million shares have been cumulatively repurchased for $414.7 million, and $35.3 million remained outstanding under the approved stock repurchase program.
In August 2018, the Company's Board of Directors authorized an additional $200.0 million for share repurchases.
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
Goodwill
As of June 30, 2018 and 2017, the Company-owned reporting unit had $184.8 and $188.9 million of goodwill, respectively, and the Franchise reporting unit had $227.9 and $228.1 million of goodwill, respectively. See Note 4 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company’s operating segments. As part of the new simplification guidance issued by the Financial Accounting Standards Board (FASB), the goodwill assessment involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill ("Step 1"). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment assessment, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company early adopted this guidance when completing the annual fiscal year 2017 impairment assessment and therefore only completed Step 1 of the goodwill impairment assessment.
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons or expenses of the reporting unit as a percentage of total company expenses.
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
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal Year 2018
During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as the Company's mall-based business and International segment met the criteria to be classified as held for sale and as a discontinued operation as of September 30, 2017. The Company's reporting now consist of two reporting units: Company-owned and Franchise. Prior to this change the Company had four reporting units: North American Value, North American Premium, North American Franchise and International.
Pursuant to the change in operating segments, the Company performed a goodwill impairment assessment on its North American Value reporting unit. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit was less than its carrying value (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying value of the reporting unit was less than the fair value. Accordingly, the Company did not perform a quantitative analysis. Based on the changes to the operating segment structure, there was no goodwill reallocated from the North American Value reporting unit related to the mall-based business that was subsequently sold as the mall-based business previously included in the North American Value reporting unit was projected to incur future losses. The Company did not perform a goodwill impairment assessment for the North American Franchise reporting unit during the first quarter of fiscal year 2018 as this reporting unit was not impacted by the triggering event. The North American Premium and International reporting units did not have any goodwill.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2018 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Company-owned and Franchise reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of our reporting units exceeded their carrying value.  The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 24%.  The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis and comparable market multiples. The assumptions used in determining fair value were the number and pace of salons sold to franchisees, proceeds for salon sales, weighted average cost of capital, general and administrative expenses and utilization of net operating loss benefits. We selected the assumptions by considering our historical financial performance and trends, historical salon sale proceeds and estimated salon sale activities. The preparation of our fair value estimate includes uncertain factors and requires significant judgments and estimates which are subject to change. A 100 basis point increase in our weighted average cost of capital within the Company-owned reporting unit would result in a reduction in headroom to approximately 17%.
Other uncertain factors or events exist which may result in a future triggering event and require us to perform an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

•	Changes in the company-owned and franchise expansion strategy,

•	Future market earnings multiples deterioration,

•	Our financial performance falls short of our projections due to internal operating factors,

•	Economic recession,

•	Reduced salon traffic,

•	Deterioration of industry trends,

•	Increased competition,

•	Inability to reduce general and administrative expenses as company-owned salon count potentially decreases,

•	Other factors causing our cash flow to deteriorate.

If the triggering event analysis indicates the fair value of the Company-owned reporting unit has potentially fallen below more than the 24% headroom, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
As of June 30, 2018, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 20.0%.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, or if there are significant changes to our planned strategy for company-owned salons. the Company may be exposed to future impairment losses that could be material.
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
Pursuant to the change in operating segments, the Company performed a goodwill impairment assessment on its North American Value reporting unit. The North American Premium and International units did not have any goodwill. The Company compared the carrying value of the North American Value reporting unit, including goodwill, to its estimated fair value. The fair value of the reporting unit exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.
Based on the changes to the Company's operating segment structure, goodwill had been reallocated based on relative fair value to the previous North American Value and North American Franchise reporting units at June 30, 2017 and 2016.
Fiscal Years 2016
During the Company’s annual impairment assessment, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units were less than their carrying values (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying values of the reporting units were less than the fair values. Accordingly, the Company did not perform a quantitative analysis.
Long-Lived Assets, Excluding Goodwill
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $11.1 million for fiscal year 2018, have been recorded within depreciation and amortization in the Consolidated Statement of Operations.
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

The Company has a partial valuation allowance on its deferred tax assets amounting to $67.9 and $119.1 million at June 30, 2018 and 2017, respectively. The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not. In connection with the Tax Cuts and Jobs Act enacted in December 2017, the Company remeasured the deferred tax accounts for the federal rate reduction and recorded a partial valuation allowance release for a total benefit of $68.1 million during the twelve months ended June 30, 2018. See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

The Company reserves for unrecognized tax benefits, interest and penalties related to anticipated tax audit positions in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of unrecognized tax benefits, interest and penalties proves to be less than the ultimate assessment, additional expenses would result.
Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, specifically the revolving credit facility which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related changes in the Canadian dollar and to a lesser extent the British pound. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2018, the Company had an outstanding variable rate debt of $90.0 million. The Company had an outstanding fixed rate debt balance of $123.0 million at June 30, 2017. As of June 30, 2018 and 2017, the Company did not have any outstanding interest rate swaps.
Foreign Currency Exchange Risk:
Over 90% of the operations related to Company-owned locations are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2018 and 2017, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2018, 2017 and 2016, the foreign currency gain (loss) included in income (loss) from continuing operations was $(0.1), $0.1 and $0.1 million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Regis Corporation and its subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended June 30, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Controls over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 23, 2018

We have served as the Company's auditor since at least 1990. We have not determined the specific year we began serving as auditor of the Company.

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$110,399	$171,044
Receivables, net	52,430	19,683
Inventories	79,363	98,392
Other current assets	47,867	48,114
Current assets held for sale (Note 2)	—	32,914
Total current assets	290,059	370,147

Property and equipment, net	105,860	123,281
Goodwill	412,643	416,987
Other intangibles, net	10,557	11,965
Other assets	37,616	61,756
Long-term assets held for sale (Note 2)	—	27,352
Total assets	$856,735	$1,011,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,738	$54,501
Accrued expenses	97,630	110,435
Current liabilities related to assets held for sale (Note 2)	—	13,126
Total current liabilities	155,368	178,062

Long-term debt, net	90,000	120,599
Other noncurrent liabilities	107,875	197,374
Noncurrent liabilities related to assets held for sale (Note 2)	—	7,232
Total liabilities	353,243	503,267

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 45,258,571 and 46,400,367 common shares at June 30, 2018 and 2017, respectively	2,263	2,320
Additional paid-in capital	194,436	214,109
Accumulated other comprehensive income	9,568	3,336
Retained earnings	297,225	288,456

Total shareholders' equity	503,492	508,221

Total liabilities and shareholders' equity	$856,735	$1,011,488
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

	Fiscal Years
	2018	2017	2016
Revenues:
Service	$899,051	$960,347	$978,614
Product	258,666	259,822	265,796
Royalties and fees	56,357	48,291	47,523
	1,214,074	1,268,460	1,291,933
Operating expenses:
Cost of service	530,582	610,384	608,965
Cost of product	140,623	126,297	130,015
Site operating expenses	127,249	127,797	135,139
General and administrative	174,045	157,335	157,012
Rent	183,096	180,478	184,150
Depreciation and amortization	58,205	52,088	52,888
Total operating expenses	1,213,800	1,254,379	1,268,169

Operating income	274	14,081	23,764

Other (expense) income:
Interest expense	(10,492)	(8,584)	(9,229)
Interest income and other, net	6,670	2,831	3,713

(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	(3,548)	8,328	18,248

Income tax benefit (expense)	65,434	(9,224)	(9,049)

Equity in loss of affiliated companies, net of income taxes	—	—	(14,786)
Income (loss) from continuing operations	61,886	(896)	(5,587)
Loss from discontinued operations, net of income taxes (Note 2)	(53,185)	(15,244)	(5,729)
Net income (loss)	$8,701	$(16,140)	$(11,316)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$1.33	$(0.02)	$(0.12)
Loss from discontinued operations	(1.14)	(0.33)	(0.12)
Net income (loss) per share, basic (1)	$0.19	$(0.35)	$(0.23)
Diluted:
Income (loss) from continuing operations	$1.32	$(0.02)	$(0.12)
Loss from discontinued operations	(1.13)	(0.33)	(0.12)
Net income (loss) per share, diluted (1)	$0.18	$(0.35)	$(0.23)
Weighted average common and common equivalent shares outstanding:
Basic	46,517	46,359	48,542
Diluted	47,035	46,359	48,542
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Years
	2018	2017	2016
Net income (loss)	$8,701	$(16,140)	$(11,316)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	(256)	(1,889)	(4,276)
Reclassification adjustments for losses included in net income (loss) (Note 2)	6,152	—	—
Net current period foreign currency translation adjustments	5,896	(1,889)	(4,276)
Recognition of deferred compensation	336	157	(162)
Other comprehensive income (loss)	6,232	(1,732)	(4,438)
Comprehensive income (loss)	$14,933	$(17,872)	$(15,754)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2015	53,664,366	$2,683	$298,396	$9,506	$316,859	$627,444
Net loss					(11,316)	(11,316)
Foreign currency translation adjustments				(4,276)		(4,276)
Stock repurchase program	(7,647,819)	(382)	(100,653)			(101,035)
Exercise of SARs & stock options	107	—	—			—
Stock-based compensation			9,797			9,797
Shares issued through franchise stock incentive program	22,084	1	330			331
Recognition of deferred compensation (Note 10)				(162)		(162)
Net restricted stock activity	115,672	6	(734)			(728)
Minority interest (Note 1)			339		(993)	(654)
Balance, June 30, 2016	46,154,410	2,308	207,475	5,068	304,550	519,401
Net loss					(16,140)	(16,140)
Foreign currency translation adjustments				(1,889)		(1,889)
Exercise of SARs & stock options	4,370	—	(42)			(42)
Stock-based compensation			9,991			9,991
Shares issued through franchise stock incentive program	27,819	1	352			353
Recognition of deferred compensation (Note 10)				157		157
Net restricted stock activity	213,768	11	(3,667)			(3,656)
Minority interest (Note 1)					46	46
Balance, June 30, 2017	46,400,367	2,320	214,109	3,336	288,456	508,221
Net income					8,701	8,701
Foreign currency translation adjustments (Note 1)				5,896		5,896
Stock repurchase program	(1,469,057)	(74)	(24,724)			(24,798)
Exercise of SARs & stock options	33,342	2	(332)			(330)
Stock-based compensation			7,475			7,475
Shares issued through franchise stock incentive program	522	—	7			7
Recognition of deferred compensation (Note 10)				336		336
Net restricted stock activity	293,397	15	(2,099)			(2,084)
Minority interest (Note 1)					68	68
Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,568	$297,225	$503,492

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,701	$(16,140)	$(11,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impairment related to discontinued operations	38,826	—	—
Depreciation and amortization	39,433	40,722	42,411
Depreciation related to discontinued operations	3,738	14,239	14,581
Equity in loss of affiliated companies	—	81	14,783
Deferred income taxes	(75,863)	7,962	7,023
Gain on life insurance proceeds	(7,986)	—	—
Gain from sale of salon assets to franchisees, net(2)	(241)	(492)	(1,000)
Loss on write down of inventories	—	5,905	—
Salon asset impairments	11,092	11,366	10,478
Accumulated other comprehensive income reclassification adjustments (Note 2)	6,152	—	—
Stock-based compensation	8,269	13,142	9,797
Amortization of debt discount and financing costs	4,080	1,403	1,514
Other non-cash items affecting earnings	(294)	935	310
Changes in operating assets and liabilities(1):
Receivables	(12,081)	724	(577)
Inventories	13,940	4,010	(7,109)
Income tax receivable	527	(535)	501
Other current assets	(23)	820	(460)
Other assets	(11,229)	(2,586)	(1,133)
Accounts payable	(1,103)	(684)	(4,624)
Accrued expenses	(12,526)	(13,667)	(14,280)
Other noncurrent liabilities	(11,084)	(7,150)	(5,113)
Net cash provided by operating activities	2,328	60,055	55,786
Cash flows from investing activities:
Capital expenditures	(29,571)	(26,572)	(23,151)
Capital expenditures related to discontinued operations	(1,171)	(7,271)	(7,966)
Proceeds from sale of salon assets to franchisees(2)	11,582	2,253	1,740
Change in restricted cash	(524)	1,123	9,042
Proceeds from company-owned life insurance policies	18,108	876	2,948
Proceeds from sale of investment	—	500	—
Net cash used in investing activities	(1,576)	(29,091)	(17,387)
Cash flows from financing activities:
Borrowings on revolving credit facilities	90,000	—	—
Repayments of long-term debt and capital lease obligations	(124,230)	—	(2)
Repurchase of common stock	(24,798)	—	(101,035)
Purchase of noncontrolling interest	—	—	(760)
Employee taxes paid for shares withheld	(2,413)	(3,698)	(754)
Settlement of equity awards	(794)	(3,151)	—
Net cash used in financing activities	(62,235)	(6,849)	(102,551)
Effect of exchange rate changes on cash and cash equivalents	(514)	935	(781)
(Decrease) increase in cash and cash equivalents	(61,997)	25,050	(64,933)
Cash and cash equivalents:
Beginning of year	171,044	147,346	212,279
Cash and cash equivalents included in current assets held for sale	1,352	—	—
Beginning of year, total cash and cash equivalents	172,396	147,346	212,279
End of year	$110,399	$172,396	$147,346

(1)	Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
(2)    Excludes transaction with The Beautiful Group.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the "Company") owns, operates and franchises hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada and Puerto Rico. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Walmart Supercenters. Franchised salons throughout the U.S. are primarily located in strip shopping centers, Walmart Supercenters and mall-based locations. All salons in the U.K. are Franchised locations and operate in malls, leading department stores, mass merchants and high-street locations.
During the first quarter of fiscal year 2018, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result selling substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operates these locations as franchise locations. See additional discussion on these discontinued operations in Note 2 to the Consolidated Financial Statements. Based on the way the chief operating decision maker evaluates the business, the Company has two reportable segments: Company-owned salons and Franchise salons. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise and International. See Note 14 to the Consolidated Financial Statements.
Smartstyle Restructuring:
In January 2018, the Company closed 597 non-performing Company owned SmartStyle salons. The action delivers on the Company's commitment to restructure its salon portfolio to improve shareholder value and position the Company for long-term growth. The Company anticipates this action will allow the Company to reallocate capital and human resources to strategically grow its remaining SmartStyle salons with creative new offerings. A summary of costs associated with the SmartStyle salon restructuring for fiscal year 2018 is as follows:

	Financial Line Item	Fiscal Year 2018
		(Dollars in thousands)
Inventory reserves	Cost of Service	$656
Inventory reserves	Cost of Product	586
Severance	General and administrative	897
Long-lived fixed asset impairment	Depreciation and amortization	5,460
Asset retirement obligation	Depreciation and amortization	7,680
Lease termination and other related closure costs	Rent	27,290
Deferred rent	Rent	(3,291)
Total		$39,278
In addition, the Company recorded approximately $1.9 million of other related costs to the SmartStyle restructuring, primarily warehouse related costs. Substantially all related costs associated with the SmartStyle salon restructuring requiring cash outflow were complete as of June 30, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns an 84.0% ownership interest in Roosters. As of June 30, 2018, total assets, total liabilities and total shareholders' equity of Roosters were $8.3, $0.6 and $7.7 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2018, 2017 and 2016. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.0 and $0.9 million as of June 30, 2018 and 2017, respectively and recorded within retained earnings on the Consolidated Balance Sheet.
The Company accounts for its investment in Empire Eduction Group, Inc. ("EEG") as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors. See Note 5 to the Consolidated Financial Statements.
The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. As of June 30, 2018, the Company concluded that TBG is a VIE based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the carrying value of the amounts due from TBG and the guarantee of the operating leases.
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
Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2018 and 2017.
The Company has restricted cash primarily related to contractual obligations to collateralize its self-insurance programs. The restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The restricted cash balance is classified within other current assets on the Consolidated Balance Sheet.
Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheet primarily includes credit card receivables and accounts and notes receivable from franchisees. At June 30, 2018, the receivable balance also included $24.6 million related to the cash surrender value of company-owned life insurance policies surrendered prior to June 30, 2018. The Company received these proceeds in July 2018. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends.
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2018, 2017 and 2016, the allowance for doubtful accounts was $1.2, $0.8 and $1.3 million, respectively. Activity in the allowance for doubtful accounts during fiscal years 2018, 2017 and 2016 was not significant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $38.1, $42.7 and $44.4 million in fiscal years 2018, 2017 and 2016, respectively.
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
Long-lived asset impairment charges of $11.1, $7.9 and $7.1 million were recorded during fiscal years 2018, 2017 and 2016, respectively, related to continuing operations.
Goodwill:
As of June 30, 2018 and 2017, the Company-owned reporting unit had $184.8 and $188.9 million of goodwill, respectively, and the Franchise salons reporting unit had $227.9 and $228.1 million of goodwill, respectively. See Note 4 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company’s operating segments. As part of the new simplification guidance issued by the Financial Accounting Standards Board (FASB), the goodwill assessment involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill ("Step 1"). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment assessment, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. The Company early adopted this guidance when completing the annual fiscal year 2017 impairment assessment and therefore only completed Step 1 of the goodwill impairment assessment.
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
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
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal Year 2018
During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as the Company's mall-based business and International segment met the criteria to be classified as held for sale and as a discontinued operation as of September 30, 2017. The Company's reporting now consist of two reporting units: Company-owned and Franchise. Prior to this change the Company had four reporting units: North American Value, North American Premium, North American Franchise and International.
Pursuant to the change in operating segments, the Company performed a goodwill impairment assessment on its North American Value reporting unit. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit was less than their carrying values (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying value of the reporting unit was less than the fair value. Accordingly, the Company did not perform a quantitative analysis. Based on the changes to the operating segment structure, there was no goodwill reallocated from the North American Value reporting unit related to the mall-based business that was subsequently sold as the mall-based business previously included in the North American Value reporting unit was projected to incur future losses. The Company did not perform a goodwill impairment assessment for the North American Franchise reporting unit during the first quarter of fiscal year 2018 as this reporting unit was not impacted by the triggering event. The North American Premium and International units did not have any goodwill.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2018 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Company-owned and Franchise reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of our reporting units exceeded their carrying value.  The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 24%.  The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis and comparable market multiples. The assumptions used in determining fair value were the number and pace of salons sold to franchisees, proceeds for salon sales, weighted average cost of capital, general and administrative expenses and utilization of net operating loss benefits. We selected the assumptions by considering our historical financial performance and trends, historical salon sale proceeds and estimated salon sale activities. The preparation of our fair value estimate includes uncertain factors and requires significant judgments and estimates which are subject to change. A 100 basis point increase in our weighted average cost of capital within the Company-owned reporting unit would result in a reduction in headroom to approximately 17%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other uncertain factors or events exist which may result in a future triggering event and require us to perform an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

•	Changes in the company-owned and franchise expansion strategy,

•	Future market earnings multiples deterioration,

•	Our financial performance falls short of our projections due to internal operating factors,

•	Economic recession,

•	Reduced salon traffic,

•	Deterioration of industry trends,

•	Increased competition,

•	Inability to reduce general and administrative expenses as company-owned salon count potentially decreases,

•	Other factors causing our cash flow to deteriorate.
If the triggering event analysis indicates the fair value of the Company-owned reporting unit has potentially fallen below more than the 24% headroom, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
As of June 30, 2018, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 20.0%.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, or if there are significant changes to the Company's planned strategy for company-owned salons, the Company may be exposed to future impairment losses that could be material.
Fiscal Year 2017
During the fourth quarter of fiscal year 2017, the Company experienced a triggering event due to the redefining of its operating segments, which also coincided with the annual assessment date. See Note 14 to the Consolidated Financial Statements. In connection with the change in operating segment structure, the Company changed its North American reporting units from two reporting units: North American Value and North American Premium, to three reporting units: North American Value, North American Franchise and North American Premium.
Pursuant to the change in operating segments, the Company performed a goodwill impairment assessment on its North American Value reporting unit. The North American Premium and International units do not have any goodwill. The Company compared the carrying value of the North American Value reporting unit, including goodwill, to its estimated fair value. The fair value of the reporting unit exceeded its carrying value by a substantial margin, resulting in no goodwill impairment.
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
Fiscal Years 2016
During the Company’s annual goodwill impairment assessment, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units were less than their carrying value (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying values of the reporting units were less than the fair values. Accordingly, the Company did not perform a two-step quantitative analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments In Affiliates:
The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. See Note 5 to the Consolidated Financial Statements
During fiscal year 2016, the Company recorded its portion of equity losses from investments in affiliate of $1.8 million and an other than temporary impairment charge of $13.0 million. The other than temporary impairment charge resulted from one investment's significantly lower financial projections in fiscal years 2016 due to continued declines in enrollment, revenue and profitability. The full impairment of this investment followed previous non-cash impairment charges, the investment's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. The Company did not record any equity income or losses related to its investments during fiscal years 2017 and 2018. The Company will record equity income related to the Company's investment once its cumulative income exceeds its cumulative losses, measured from the date of impairment.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2018, 2017 and 2016, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $1.2, $1.6 and $1.0 million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2018, the Company had $10.3 and $25.8 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2017, the Company had $12.4 and $26.1 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.
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
Classification of Expenses:
The following discussion provides the primary costs classified in each major expense category:
Beginning in the first quarter of fiscal year 2018, costs associated with field leaders that were previously recorded within Cost of Service and Site Operating expenses are now categorized within General and Administrative expense as a result of the field reorganization that took place in the first quarter of fiscal year 2018. Previously, field leaders spent most of their time on the salon floor leading and mentoring stylists and serving guests. As reorganized, field leaders now do not work on the salon floor daily. As a result, field leader labor costs are now reported within General and Administrative expenses rather than Cost of Service and their travel costs are reported within General and Administrative expenses rather than Site Operating expenses. This expense classification does not have a financial impact on the Company's reported operating income (loss), reported net (loss) income or cash flows from operations.
Cost of service— labor costs related to salon employees, costs associated with our field supervision (fiscal years 2017 and 2016) and the cost of product used in providing service.
Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, travel costs associated with our field supervision (fiscal years 2017 and 2016) and janitorial costs.
General and administrative— costs associated with field supervision (fiscal year 2018), costs associated with salon training, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.
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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $6.1, $3.7 and $3.6 million during fiscal years 2018, 2017 and 2016, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising:
Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in site operating expenses in fiscal years 2018, 2017 and 2016 was $36.6, $30.3 and $30.0 million, respectively.
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
The Company records advertising expense in the period the company-owned salons make contributions to the respective advertising fund. During fiscal years 2018, 2017 and 2016, total Company contributions to the franchise advertising funds totaled $16.9, $17.2 and $17.5 million, respectively.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2018 and 2017, approximately $23.8 and $21.7 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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

The Company has a partial valuation allowance on its deferred tax assets amounting to $67.9 and $119.1 million at June 30, 2018 and 2017, respectively. The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not. In connection with the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company remeasured the deferred tax accounts for the federal rate reduction and recorded a partial valuation allowance release for a total benefit of $68.1 million during the twelve months ended June 30, 2018. See Note 9 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reserves for unrecognized tax benefits, interest and penalties related to anticipated tax audit positions in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of unrecognized tax benefits, interest and penalties proves to be less than the ultimate assessment, additional expenses would result.
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
Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income (loss), foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity.
Foreign Currency Translation:
The balance sheet, statement of operations and statement of cash flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each balance sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2018, 2017 and 2016, the foreign currency gain (loss) included in income (loss) from continuing operations was $(0.1), $0.1 and $0.1 million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.
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

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective commencing fiscal year 2019. The guidance allows for either a full retrospective or modified retrospective transition method. The Company currently expects to apply the full retrospective method upon adoption. This guidance will not impact recognition of revenue from salon service or product sales or recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. Although the Company is in the process of finalizing the impact of adoption, including disclosures and the impact of the prior year restatements, it has determined that the timing of franchise fees and gift card breakage recognition will change. Under the new guidance, initial fees from franchisees will be recognized over the life of the related franchise agreements, approximately 10 years. In fiscal years 2018, 2017 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016, the Company recognized $8.5, $4.3 and $4.5 million, respectively, of revenue related to initial fees from franchises, however under the new guidance these fees would have been deferred and recognized over approximately 10 years. Under the new standard, the Company will recognize gift card breakage proportional to redemptions in service and product revenue as opposed to the current classification as other income. The impact to net income related to gift card breakage is not expected to be material. Additionally, under current guidance, advertising fund contributions from franchisees and the related advertising expenditures are reported on a net basis in the Company's Consolidated Statement of Operations. Under the new guidance, the operations of the advertising funds will be included in the Company's Consolidated Statement of Operations. The impact will increase royalty and fee revenue and site operating expense, but is expected to have no impact on operating (loss) income.

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

As of September 30, 2017, the Company classified the results of its mall-based business and its International segment as a discontinued operation for all periods presented in the Condensed Consolidated Statement of Operations. The operations of the mall-based business and International segment, which were previously recorded in the North American Value, North American Premium and International reporting segments, have been eliminated from ongoing operations of the Company.

In connection with the sale of the mall-based business and the International segment as part of our held for sale assessment at September 30, 2017, the Company performed an impairment assessment of the asset groups. The Company recognized net impairment charges within discontinued operations based on the difference between the expected sale prices and the carrying value of the asset groups.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following summarizes the results of our discontinued operations for the periods presented:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Revenues	$101,140	$423,427	$498,935

Loss from discontinued operations, before income taxes	(59,545)	(15,163)	(5,732)
Income tax benefit on discontinued operations	6,360	—	—
Equity in loss of affiliated companies, net of tax	—	(81)	3
Loss from discontinued operations, net of income taxes	$(53,185)	$(15,244)	$(5,729)

Included within the $53.2 million loss from discontinued operations for fiscal year 2018 are $43.0 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated currencies, $3.6 million of loss from operations and $6.8 million of professional fees associated with the transaction, partly offset by a $6.4 million income tax benefit.

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

Within salon asset impairments presented in the Consolidated Statement of Cash Flows for the fiscal years ended 2017 and 2016, $3.4 million of salon asset impairments were related to discontinued operations in each year. Other than the salon asset impairments and the other items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the fiscal years ended 2018, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2018	2017
	(Dollars in thousands)
Other current assets:
Prepaids	$27,438	$27,802
Restricted cash	19,556	19,032
Other	873	1,280
	$47,867	$48,114
Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,265	47,471
Equipment, furniture and leasehold improvements	380,196	420,656
Internal use software	66,046	71,054
Equipment, furniture and leasehold improvements under capital leases	32,343	57,561
	530,714	600,606
Less accumulated depreciation and amortization	(393,958)	(422,652)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(30,896)	(54,673)
	$105,860	$123,281
Accrued expenses:
Payroll and payroll related costs	$53,949	$59,192
Insurance	12,891	14,876
Other	30,790	36,367
	$97,630	$110,435
Other noncurrent liabilities:
Deferred income taxes	$32,229	$108,187
Deferred rent	20,613	29,038
Insurance	25,804	26,112
Deferred benefits	13,377	17,302
Other	15,852	16,735
	$107,875	$197,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2018				2017
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	31	$8,128	$(4,260)	$3,868	31	$8,187	$(4,013)	$4,174
Franchise agreements	19	9,763	(7,712)	2,051	19	9,832	(7,433)	2,399
Lease intangibles	20	13,997	(9,770)	4,227	20	14,007	(9,077)	4,930
Other	21	1,983	(1,572)	411	21	1,994	(1,532)	462
Total	22	$33,871	$(23,314)	$10,557	22	$34,020	$(22,055)	$11,965
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
Total amortization expense related to intangible assets during fiscal years 2018, 2017 and 2016 was approximately $1.4 million in each year. As of June 30, 2018, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2019	$1,342
2020	1,342
2021	1,216
2022	1,169
2023	1,001
Thereafter	4,487
Total	$10,557
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Cash paid (received) for:
Interest	$7,022	$7,293	$7,660
Income taxes, net	2,397	2,314	2,237
Noncash investing activities:
Unpaid capital expenditures	9,209	2,774	6,627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2018			2017
	Gross Carrying Value (2)	Accumulated Impairment (1)	Net	Gross Carrying Value (2)	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$486,743	$(74,100)	$412,643	$491,087	$(74,100)	$416,987
_______________________________________________________________________________

(1)	In fiscal year 2011 the Company realized a $74.1 million goodwill impairment loss associated with the Company-owned reporting unit (the previous North American Value reporting unit).

(2)	The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2016	$189,218	$228,175	$417,393
Translation rate adjustments	(63)	(76)	(139)
Derecognition related to sale of salon assets to franchisees (1)	(267)	—	(267)
Goodwill, net at June 30, 2017	188,888	228,099	416,987
Translation rate adjustments	(201)	(244)	(445)
Derecognition related to sale of salon assets to franchisees (1)	(3,899)	—	(3,899)
Goodwill, net at June 30, 2018	$184,788	$227,855	$412,643
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

5. INVESTMENTS IN AFFILIATES
The table below presents summarized financial information of equity method investees:

	Greater than 50 Percent Owned
	Fiscal Year
	2018	2017	2016
	(Dollars in thousands)
Summarized Balance Sheet information:
Current assets	$40,990	$32,649	$46,733
Noncurrent assets	37,875	39,211	42,380
Current liabilities	21,897	18,385	18,160
Noncurrent liabilities	23,243	12,181	28,756
Summarized Statement of Operations information:
Gross revenue	$130,082	$125,486	$130,302
Gross profit	40,194	41,097	34,585
Operating (loss) income	(2,239)	(651)	(5,857)
Net (loss) income	(2,551)	(899)	(5,551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in Empire Education Group, Inc.
The Company accounts for its 54.6% ownership interest in EEG as an equity method investment under the voting interest model.
During fiscal year 2016, the Company recorded an other than temporary impairment charge of $13.0 million, which resulted from EEG's significantly lower financial projections due to continued declines in enrollment, revenue and profitability. The full impairment of the investment followed previous non-cash impairment charges, EEG's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. Prior to the other than temporary impairment charge, the Company recorded a $1.8 million loss for its portion of EEG's losses. The Company has not recorded any equity income or losses related to its investment in EEG subsequent to the impairment. The Company will record equity income related to the Company's investment in EEG once EEG's cumulative income exceeds its cumulative losses, measured from the date of impairment.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2018 and June 30, 2017, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of June 30, 2018, the estimated fair value of the Company's debt was $90.0 million and the carrying value was $90.0 million. As of June 30, 2017, the estimated fair value of the Company's debt was $125.9 million and the carrying value was $123.0 million, excluding the $1.8 million unamortized debt discount and $0.6 million unamortized debt issuance costs. The estimated fair value of the Company's debt is based on Level 2 inputs.
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

The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2018	2017	2016
	(Dollars in thousands)
Long-lived assets (1)	$(11,092)	$(7,943)	$(7,057)
Investment in EEG (2)	—	—	(12,954)
_____________________________

(1)	See Note 1 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2018	2017	2018	2017
	(fiscal year)			(Dollars in thousands)
Revolving credit facility, new	2023	3.34%	—%	$90,000	$—
Revolving credit facility, old	N/A	—%	—%	—	—
Senior term notes	N/A	5.5%	5.5%	—	120,599
				$90,000	$120,599
The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2018.
Revolving Credit Facility
In March 2018, the Company entered into a Credit Agreement (Credit Agreement), which provides for a $260.0 million unsecured five-year revolving credit facility (Revolving Credit Facility) that expires in March 2023 and includes, among other things, a maximum consolidated net leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, investments and other indebtedness. The Revolving Credit Facility includes a $30.0 million subfacility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $150.0 million under certain circumstances. The revolving credit facility has variable interest rates tied to LIBOR plus 1.25% to 1.85% and includes a facility fee of 0.25% to 0.40%. Both the LIBOR credit spread and the facility fee are based on the Company's consolidated net leverage ratio.

In April 2018, the Company amended and restated the Credit Agreement which increased the Revolving Credit Facility under the Credit Agreement by $35.0 million. After giving effect to the amendment, the revolving commitment under the Credit Facility is $295.0 million.

As of June 30, 2018, the Company had $90.0 million of outstanding borrowings under the Revolving Credit Facility. At June 30, 2018, the Company has outstanding standby letters of credit under the Revolving Credit Facility of $1.5 million primarily related to the Company's self-insurance program, therefore, unused available credit under the facility was $203.5 million.

In connection with entering into the Credit Agreement, the Company terminated its previous $200.0 million revolving credit facility. As a result of terminating the $200.0 million revolving credit facility, the Company recognized $0.1 million of additional interest expense related to unamortized commitment fees during the fiscal year 2018. The Company previously had no outstanding borrowings under this revolving credit facility and outstanding letters of credit under the facility of $1.5 million, primarily related to the Company's self-insurance program, therefore the unused available credit under the facility at June 30, 2017 was $198.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Term Notes
In March 2018, the Company redeemed all of its 5.5% senior term notes that were due December 2019 (Senior Term Notes) for $124.2 million, which included a $1.2 million premium. The Company utilized $90.0 million under the Revolving Credit Facility and cash on hand of $34.2 million to repay the Senior Term Notes. As a result of redeeming the Senior Term Notes, the Company recorded $1.7 million of additional interest expense related to the unamortized debt discount and debt issuance costs during the fiscal year 2018.

The following table contains details related to the Company's Senior Term Notes:

	June 30,
	2018	2017
	(Dollars in thousands)
Principal amount on the Senior Term Notes	$—	$123,000
Unamortized debt discount	—	(1,815)
Unamortized debt issuance costs	—	(586)
Senior Term Notes, net	$—	$120,599
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
Sublease income was $34.0, $31.5 and $31.4 million in fiscal years 2018, 2017 and 2016, respectively. Rent expense on premises subleased was $33.6, $31.1 and $30.9 million in fiscal years 2018, 2017 and 2016, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4, $0.4, and $0.5 million for fiscal years 2018, 2017 and 2016, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. The aggregate amount of lease payments to be made over the remaining lease term are approximately $3.5 million. The amount of rental income approximates the amount of rent expense, thereby having no material impact on rent expense or net income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Minimum rent (1)	$157,828	$154,417	$156,601
Percentage rent based on sales	4,324	4,058	4,337
Real estate taxes and other expenses	20,944	22,003	23,212
	$183,096	$180,478	$184,150
_______________________________________________________________________________

(1)
Fiscal year 2018 includes lease termination and other related closure costs of $27.3 million and a deferred rent benefit of $3.3 million related to the restructuring of the company-owned SmartStyle portfolio that occurred in January 2018.

As of June 30, 2018, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases are as follows:

Fiscal Year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2019	$129,804	$102,406
2020	103,652	77,748
2021	71,993	56,186
2022	41,196	37,202
2023	17,723	20,215
Thereafter	7,735	22,617
Total minimum lease payments	$372,103	$316,374
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
The components of continuing operations (loss) income before income taxes are as follows:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(10,251)	$4,652	$16,305
International	6,703	3,676	1,943
	$(3,548)	$8,328	$18,248
The (benefit) provision for income taxes consists of:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Current:
U.S.	$2,151	$994	$819
International	1,894	268	1,207
Deferred:
U.S.	(69,350)	7,901	6,997
International	(129)	61	26
	$(65,434)	$9,224	$9,049
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2018	2017	2016
U.S. statutory rate	28.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	37.6	6.9	3.9
Valuation allowance (1)	1,532.3	73.4	35.6
Foreign income taxes at other than U.S. rates	(1.3)	(3.9)	(0.3)
Officer life insurance	(3.2)	(5.6)	(5.2)
Work Opportunity and Welfare-to-Work Tax Credits	43.7	(19.1)	(16.9)
Deferred tax rate remeasurement	296.4	—	—
FIN48 - Uncertain tax positions	(45.8)	—	—
Stock-based compensation	(45.4)	17.9	—
Other, net (2)	2.0	6.2	(2.5)
	1,844.3%	110.8%	49.6%
_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.
(2)     The 2.0% of Other, net in fiscal year 2018 does not include the rate impact of any items in excess of 5% of computed tax.
The 6.2% of Other, net in fiscal year 2017 includes the rate impact of meals and entertainment expense disallowance, adjustments resulting from charitable contributions and miscellaneous items of 4.5%, 7.1%, and (5.4)%, respectively. Miscellaneous items do not include any items in excess of 5% of computed tax.
The (2.5)% of Other, net in fiscal year 2016 does not include the rate impact of any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$5,251	$13,581
Payroll and payroll related costs	14,083	24,519
Net operating loss carryforwards	41,570	28,378
Tax credit carryforwards	35,102	32,852
Inventories	1,103	1,930
Fixed assets	1,036	6,419
Accrued advertising	2,211	2,723
Insurance	1,893	4,153
Other	13,185	7,499
Subtotal	$115,434	$122,054
Valuation allowance	(67,912)	(119,082)
Total deferred tax assets	$47,522	$2,972
Deferred tax liabilities:
Goodwill and intangibles	$(72,670)	$(103,761)
Other	(7,081)	(7,398)
Total deferred tax liabilities	$(79,751)	$(111,159)
Net deferred tax liability	$(32,229)	$(108,187)
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) changing rules related to net operating losses ("NOL") carryforwards and carrybacks; (3) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (5) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (6) allowing full expensing of qualified property; (7) creating a new base erosion anti-abuse minimum tax (“BEAT”) and provisions designed to tax global intangible low-taxed income (“GILTI”); (8) adding rules that limit the deductibility of interest expense; and (9) adding new provisions that further restrict the deductibility of certain executive compensation.
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
In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.1 million in continuing operations for the twelve months ended June 30, 2018. The $68.1 million net tax benefit is comprised of $30.5 million for the partial release of the U.S. valuation allowance and $37.6 million associated with remeasurement of the deferred tax accounts. The benefit recognized on current losses and the partial valuation allowance release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Prior law

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limited the carryforward period to 20 years. As a result of the new tax rules, the Company can now consider its indefinite lived deferred tax liabilities as a source of income to support the realization of its existing deferred tax assets that upon reversal are expected to generate indefinite lived NOLs. Consequently, the Company is able to remove the valuation allowance associated with these deferred tax assets. The Company continues to maintain a valuation allowance on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in future periods in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.
At June 30, 2018, the Company has tax effected federal, state, Canada and U.K. net operating loss carryforwards of approximately $28.2, $12.7, $0.5 and $0.2 million, respectively. The federal loss carryforward will expire from fiscal years 2034 to 2037. The state loss carryforwards will expire from fiscal years 2019 to 2038. The Canada loss carryforward will expire from fiscal years 2036 to 2038. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $35.1 million consists of $33.1 million that will expire from fiscal years 2030 to 2038, $0.5 million that will expire from fiscal years 2020 to 2028 and $1.5 million of carryforward that has no expiration date.
As of June 30, 2018, the Company has not provided deferred taxes on approximately $14.5 million of undistributed earnings of attributable to its international subsidiaries that have been considered to be reinvested indefinitely. The Company has multiple avenues to repatriate these earnings tax efficiently and therefore it does not expect to incur significant U.S. or foreign income taxes upon repatriation.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The IRS examination associated with the Company’s U.S. federal income tax returns for fiscal years 2010 through 2013 was finalized during fiscal year 2018. Closure of the examination resulted in adjustments to existing tax attributes and did not result in any cash outflow. The Company is no longer subject to IRS examinations for years before 2013. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$1,388	$1,357	$1,496
Additions based on tax positions related to the current year	553	259	138
Additions based on tax positions of prior years	1,608	80	170
Reductions on tax positions related to the expiration of the statute of limitations	(177)	(179)	(207)
Settlements	(345)	(129)	(240)
Balance at end of period	$3,027	$1,388	$1,357
If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $2.4 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2018, 2017 and 2016, we recorded interest and penalties of approximately $0.1 million as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.2 million. This amount is not included in the gross unrecognized tax benefits noted above.
It is reasonably possible the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next fiscal year. However, an estimate of the amount or range of the change cannot be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2018, the Company's cumulative contributions to the ESPP totaled $10.8 million.
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.2 million for fiscal years 2018, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2018	2017
	(Dollars in thousands)
Current portion (included in accrued liabilities)	$1,960	$1,658
Long-term portion (included in other noncurrent liabilities)	4,342	5,163
	$6,302	$6,821
The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $1.0 and $0.7 million at June 30, 2018 and 2017, respectively.
The Company had previously agreed to pay the former Vice Chairman an annual amount for the remainder of his life. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse. In October 2013, the former Vice Chairman passed away and the Company began paying survivor benefits to his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.3, $0.3 and $0.2 million for fiscal years 2018, 2017 and 2016, respectively. Related obligations totaled $2.6 and $2.8 million at June 30, 2018 and 2017, respectively, with $0.5 million within accrued expenses at June 30, 2018 and 2017, respectively and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
In connection with the passing of former employees in fiscal year 2018, 2017 and 2016, the Company received $18.1, $0.9 and $2.9 million, respectively, in life insurance proceeds. The Company recorded gains of $8.0, $0.1 and $1.2 million in fiscal year 2018, 2017, and 2016, respectively, in general and administrative in the Consolidated Statement of Operations associated with the proceeds.
Compensation expense included in income (loss) from continuing operations before income taxes and equity in loss of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2018	2017	2016
	(Dollars in thousands)
Executive plans	$135	$249	$289
ESPP	204	280	301
Deferred compensation contracts	578	514	402
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
For fiscal year 2018, 518,236 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculation due to the net income from continuing operations. For fiscal years 2017 and 2016, 728,223 and 446,992, respectively, of common stock equivalents of dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Year
	2018	2017	2016
Equity-based compensation awards	634,292	2,407,158	2,133,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2016 Long Term Incentive Plan (the 2016 Plan). The 2016 Plan, which was approved by the Company's shareholders at its 2016 Annual Meeting, provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2016 Plan, a maximum of 3,500,000 shares were approved for issuance. The 2016 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.4 times higher than appreciation awards (such as SARs and stock options). As of June 30, 2018, a maximum of 4,500,278 shares were available for grant under the 2016 Plan. All unvested awards are subject to forfeiture in event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2016 Plan generally include various acceleration terms, including upon retirement for participants aged sixty-two years or older or who are aged fifty-five or older and have fifteen years of continuous service.
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
Under the 2016 Plan and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
SARs	$—	$3.68	$3.51
RSAs & RSUs	13.43	11.73	11.18
PSUs	15.74	12.28	12.11
The fair value of SARs granted are estimated on the date of grant using the Black-Scholes-Merton (BSM) option valuation model. The significant assumptions used in determining the estimated fair value of SARs granted during fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Risk-free interest rate	N/A	1.99%	1.71%
Expected term (in years)	N/A	6.50	6.00
Expected volatility	N/A	31.50%	30.00%
Expected dividend yield	N/A	0%	0%
The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Risk-free interest rate	1.66 - 2.59%	1.21%	N/A
Expected volatility	33.4 - 37.1%	36.5%	N/A
Expected dividend yield	0%	0%	N/A
The risk free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the SARs and market-based RSUs and PSUs granted. Expected volatility is established based on historical volatility of the Company's stock price. Estimated expected life was based on an analysis of historical stock awards granted data which included analyzing grant activity including grants exercised, expired and canceled. The expected dividend yield is determined based on the Company's annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense was as follows:

	2018	2017	2016
SARs	$2,252	$3,533	$2,774
RSAs, RSUs, & PSUs	6,017	9,609	7,023
Total stock-based compensation expense (recorded in G&A)	8,269	13,142	9,797
Less: Income tax benefit	(1,736)	—	—
Total stock-based compensation expense, net of tax	$6,533	$13,142	$9,797
Total compensation cost for stock-based payment arrangements for fiscal years 2018 and 2017 includes $1.3 and $5.4 million related to the termination of former executive officers.
Stock Appreciation Rights & Stock Options:
SARs and stock options granted under the 2016 Plan and the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the April 2017 grant to the Chief Executive Officer, which vests in full after two years.
Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2017	2,884	54	$14.47
Granted	—	—	—
Forfeited/Expired	(1,086)	(39)	17.62
Exercised	(280)	—	12.96
Outstanding balance at June 30, 2018	1,518	15	$12.44	7.54	$6,617
Exercisable at June 30, 2018	451	15	$15.42	4.91	$848
Unvested awards, net of estimated forfeitures	1,066	—	$13.05	7.60	$5,766
As of June 30, 2018, there was $1.5 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units:
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
Activity for all of our RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs
Outstanding balance at June 30, 2017	809	$12.77
Granted	322	13.43
Forfeited	(88)	13.40
Vested	(338)	13.13
Outstanding balance at June 30, 2018	705	$12.82	$11,657
Vested at June 30, 2018	189	$14.42	$3,123
Unvested awards, net of estimated forfeitures	486	$12.16	$8,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018, there was $3.2 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted-average period of 1.7 years.
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period.
Activity for all of our PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
	PSUs
Outstanding balance at June 30, 2017	441	$12.74
Granted	176	15.74
Forfeited	(166)	12.23
Vested	(113)	15.23
Outstanding balance at June 30, 2018	338	$13.72	$5,589
Vested at June 30, 2018	—	$—	$—
Unvested awards, net of estimated forfeitures	285	$13.38	$4,711
_______________________________________________________________________________

(1)	Includes actual or expected payout rates as set forth in the performance criteria.
In connection with the termination of former executive officers, the Company settled certain PSUs for cash of $0.8 million and $3.2 million during fiscal year 2018 and 2017, respectively.
PSUs granted in fiscal year 2018 have a performance period of three years, after which they will vest to the extent earned. Future compensation expense for these unvested awards could reach a maximum of $4.7 million to be recognized over 2.2 years, if the maximum performance metrics are achieved.
PSUs granted in fiscal year 2017 have a performance period of three years, after which they will vest to the extent earned. Future compensation expense for these unvested awards could reach a maximum of $1.4 million to be recognized over 1.1 years, if the maximum performance metrics are achieved.
PSUs granted in fiscal year 2016 had a performance period of one year. They have been earned and will vest three years from the initial grant date. As of June 30, 2018, there was less than $0.1 million of expense related to the fiscal 2016 PSUs that is expected to be recognized over a weighted-average period of 0.2 years.
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
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, and to $450.0 million in January 2016. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2018, 19.9 million shares have been cumulatively repurchased for $414.7 million, and $35.3 million remained outstanding under the approved stock repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2018	2017	2016
	(Dollars in thousands)
Foreign currency translation	$8,580	$2,684	$4,573
Unrealized gain on deferred compensation contracts	988	652	495
Accumulated other comprehensive income	$9,568	$3,336	$5,068
14. SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the first quarter of fiscal year 2018, the Company redefined its operating segments to reflect how the chief operating decision maker now evaluates the business as a result of the Company's Board of Directors' approval of the mall-based business and International segment sale. See Note 1 to the Consolidated Financial Statements. The Company now reports its operations in two operating segments: Company-owned salons and Franchise salons. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise, and International. The Company did not operate under the realigned operating segment structure prior to the first quarter of fiscal year 2018.
The Company-owned salons reportable operating segment is comprised of 3,966 company-owned salons located mainly in strip center locations and Walmart Supercenters. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the Company-owned salons segment.
The Franchise salons reportable operating segment is comprised of 4,114 franchised salons located mainly in strip center locations, Walmart Supercenters and mall-based locations. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates in the United States and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, Regis, Mastercuts, First Choice Haircutters, Roosters and Magicuts concepts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Year Ended June 30, 2018
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$899,051	$—	$—	$899,051
Product	204,963	53,703	—	258,666
Royalties and fees	—	56,357	—	56,357
	1,104,014	110,060	—	1,214,074
Operating expenses:
Cost of service	530,582	—	—	530,582
Cost of product	98,495	42,128	—	140,623
Site operating expenses	127,249	—	—	127,249
General and administrative	67,163	25,880	81,002	174,045
Rent	181,869	269	958	183,096
Depreciation and amortization	48,508	365	9,332	58,205
Total operating expenses	1,053,866	68,642	91,292	1,213,800
Operating income (loss)	50,148	41,418	(91,292)	274
Other (expense) income:
Interest expense	—	—	(10,492)	(10,492)
Interest income and other, net	—	—	6,670	6,670
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$50,148	$41,418	$(95,114)	$(3,548)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2017
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$960,347	$—	$—	$960,347
Product	229,199	30,623	—	259,822
Royalties and fees	—	48,291	—	48,291
	1,189,546	78,914	—	1,268,460
Operating expenses:
Cost of service	610,384	—	—	610,384
Cost of product	103,611	22,686	—	126,297
Site operating expenses	127,797	—	—	127,797
General and administrative	47,673	21,222	88,440	157,335
Rent	179,463	171	844	180,478
Depreciation and amortization	42,273	357	9,458	52,088
Total operating expenses	1,111,201	44,436	98,742	1,254,379
Operating income (loss)	78,345	34,478	(98,742)	14,081
Other (expense) income:
Interest expense	—	—	(8,584)	(8,584)
Interest income and other, net	—	—	2,831	2,831
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$78,345	$34,478	$(104,495)	$8,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2016
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$978,614	$—	$—	$978,614
Product	234,390	31,406	—	265,796
Royalties and fees	—	47,523	—	47,523
	1,213,004	78,929	—	1,291,933
Operating expenses:
Cost of service	608,965	—	—	608,965
Cost of product	106,929	23,086	—	130,015
Site operating expenses	135,130	9	—	135,139
General and administrative	48,811	21,490	86,711	157,012
Rent	182,932	162	1,056	184,150
Depreciation and amortization	42,466	363	10,059	52,888
Total operating expenses	1,125,233	45,110	97,826	1,268,169
Operating income (loss)	87,771	33,819	(97,826)	23,764
Other (expense) income:
Interest expense	—	—	(9,229)	(9,229)
Interest income and other, net	—	—	3,713	3,713
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$87,771	$33,819	$(103,342)	$18,248
_______________________________________________________________________________
(1) Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with salon support, depreciation and amortization related to our corporate headquarters and unallocated insurance, benefit and compensation programs, including stock-based compensation.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2018		2017		2016
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,112,155	$102,528	$1,174,408	$119,649	$1,198,227	$146,722
Other countries	101,919	3,332	94,052	3,632	93,706	5,438
Total	$1,214,074	$105,860	$1,268,460	$123,281	$1,291,933	$152,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENT
In August 2018, the Company's Board of Directors authorized an additional $200.0 million for share repurchases.
16. QUARTERLY FINANCIAL DATA (UNAUDITED)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items which impacted fiscal years 2018 and 2017 revenues, operating and net income (loss).
Summarized quarterly data for fiscal years 2018 and 2017 follows:

	Quarter Ended
	September 30(a)	December 31(b)	March 31	June 30 (c)	Year Ended
	(Dollars in thousands, except per share amounts)
2018
Revenues	$309,873	$308,515	$300,801	$294,885	$1,214,074
Cost of service and product revenues, excluding depreciation and amortization	169,998	174,714	169,220	157,273	671,205
Operating income (loss)	16,736	(37,334)	5,884	14,988	274
Income from continuing operations	10,793	39,321	4,799	6,973	61,886
Loss from discontinued operations(d)	(33,768)	(6,601)	(10,605)	(2,211)	(53,185)
Net (loss) income	(22,975)	32,720	(5,806)	4,762	8,701
Income from continuing operations per share, basic(g)	0.23	0.84	0.10	0.15	1.33
Loss from discontinued operations per share, basic	(0.72)	(0.14)	(0.23)	(0.05)	(1.14)
Net (loss) income per share, basic(g)	(0.49)	0.70	(0.12)	0.10	0.19
Income from continuing operations per share, diluted(g)	0.23	0.83	0.10	0.15	1.32
Loss from discontinued operations per share, diluted	(0.72)	(0.14)	(0.22)	(0.05)	(1.13)
Net (loss) income per share, diluted(g)	(0.49)	0.69	(0.12)	0.10	0.18

	Quarter Ended
	September 30	December 31	March 31(e)	June 30(f)	Year Ended
	(Dollars in thousands, except per share amounts)
2017
Revenues	$318,831	$315,249	$313,478	$320,902	$1,268,460
Cost of service and product revenues, excluding depreciation and amortization	181,612	185,777	183,997	185,295	736,681
Operating income (loss)	10,316	2,402	(6,214)	7,577	14,081
Income (loss) from continuing operations	5,740	982	(11,840)	4,222	(896)
Loss from discontinued operations(d)	(2,459)	(3,201)	(6,615)	(2,969)	(15,244)
Net income (loss)	3,281	(2,219)	(18,455)	1,253	(16,140)
Loss from continuing operations per share, basic and diluted(g)	0.12	0.02	(0.26)	0.09	(0.02)
Loss from discontinued operations per share, basic and diluted(g)	(0.05)	(0.07)	(0.14)	(0.06)	(0.33)
Net income (loss) per share, basic and diluted	0.07	(0.05)	(0.40)	0.03	(0.35)
_______________________________________________________________________________

(a)
During the first quarter of fiscal year 2018, the Company recorded $33.8 million of one-time asset impairments and other non-recurring costs associated with the October 2017 sale of substantially all of its North American mall-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

salons and its UK business. These impairments and costs and the result of operations for the salons sold, were classified in discontinued operations. Results of operations for the North American mall-based business and the UK have been classified as a discontinued operation for all periods presented.

(b)
During the second quarter of fiscal year 2018, the Company recorded $68.9 million of non-cash, one-time, tax benefits related to the enactment of the Tax Cuts and Jobs Act ("Tax Reform"), partially offset by $37.6 million of one-time lease termination and other non-recurring costs associated with the recently announced restructuring of the Company's SmartStyle® salon portfolio, and $3.5 million of other one-time costs.

(c)
During the fourth quarter of fiscal year 2018, the Company identified and recorded $2.0 million in non-cash fixed asset impairment charges within discontinued operations. These fixed asset impairment charges should have been recorded in the first quarter of fiscal year 2018. Because this error was not material to the period in which it originated or the fourth quarter, the Company corrected it in the fourth quarter of fiscal year 2018.

(d)
In October 2017, the Company sold substantially all of its mall-based salon business in North America and International segment to The Beautiful Group ("TBG"). The Company classified the results of its mall-based business and its International segment as a discontinued operation for all periods presented in the Condensed Consolidated Statement of Operations.

(e)
During the third quarter of fiscal year 2017, the Company recorded $7.9 million of severance expense related to the termination of former executive officers including the Company's Chief Executive Officer.

(f)	During the fourth quarter of fiscal year 2017, the Company recorded $5.3 million for a one-time inventory expense related to salon tools.

(g)	Total is an annual recalculation; line items calculated quarterly may not sum to total.
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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2018 based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.

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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2018 Proxy Statement, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2018 Proxy Statement, and are incorporated herein by reference.
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

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," "Fiscal 2018 Director Compensation Table," and "CEO Pay Ratio" of the Company's 2018 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2018 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2018 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Our Board Governance" of the Company's 2018 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 4—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2018 Proxy Statement and is incorporated herein by reference.

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
Exhibit Number/Description

2(a)
Asset Purchase Agreement, dated October 1, 2017, between Regis Corporation, Regis Inc. and The Beautiful Group. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed on October 5, 2017.

2(b)
Share Purchase Agreement, dated October 1, 2017, between Haircare Limited, Regis UK Limited and International Beauty Limited. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on 8-K filed on October 5, 2017.

3(a)
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000; Articles of Amendment to Restated Articles of Incorporation, dated October 22, 2013; Articles of Amendment of Restated Articles of Incorporation, dated April 24, 2018. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 1, 2018.)

3(b)	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

4(a)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).) (P)

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

10(m)*	Employment Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(n)*
Restricted Stock Unit Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(o)*
Stock Appreciation Right Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(p)*	Separation Agreement, dated April 16, 2017, between the Company and Daniel Hanrahan. (Incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(q)*	Separation Agreement, dated February 28, 2017, between the Company and Heather Passe. (Incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(r)*
Employment Offer Letter, dated June 16, 2017, between the Company and Andrew H. Lacko. (Incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(s)*	Employment Agreement, dated August 31, 2012, between the Company and Rachel Endrizzi.

10(t)*
Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10(u)*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10(v)*	Form of Restricted Stock Unit Award (Annual Fiscal 2018 Executive Grants).

10(w)*	Form of Stock Appreciation Right Award (Annual Executive Grants).

10(x)*	Form of Performance Stock Unit Award (Fiscal 2018 Executive Grants).

10(y)*	Form of Restricted Stock Unit Award (Annual Fiscal 2017 and 2016 Executive Grants). (Incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(z)*	Form of Performance Stock Unit Award (Fiscal 2017 Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(aa)*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(bb)*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated effective October 18, 2016. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(cc)*	Supplemental Performance-Based Cash Retention Bonus Plan, dated January 2017. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(dd)*	Changes to Severance Program, dated January 23, 2017. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(ee)
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

10(ff)
First Amendment, dated as of January 27, 2016, to the Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, the various financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q filed on January 28, 2016).

10(gg)
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

10(hh)
Amendment No. 1 to Credit Agreement dated as of April 25, 2018 by and among Regis Corporation, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

10(ii)	Secured Promissory Note (US Working Capital) of The Beautiful Group Management, LLC in favor of Regis Corp., dated as of August 2, 2018

10(jj)	Secured Promissory Note (UK Working Capital) of International Beauty Limited in favor of Regis Corp., dated as of August 2, 2018

10(kk)	Secured Promissory Note (Canada Working Capital) of The Beautiful Group Salons (Canada), Ltd. in favor of Regis Corp., dated as of August 2, 2018

10(ll)	Secured Promissory Note (US Receivables) of The Beautiful Group Management, LLC in favor of Regis Corp., dated as of August 2, 2018

10(mm)	Secured Promissory Note (Canada Receivables) of The Beautiful Group Salons (Canada), Ltd. in favor of Regis Corp., dated as of August 2, 2018

21	List of Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(*)    Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

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
Kersten D. Zupfer, Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
DATE: August 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID P. WILLIAMS
David P. Williams, Chairman of the Board of Directors	Date: August 23, 2018

/s/ HUGH E. SAWYER
Hugh E. Sawyer, Director	Date: August 23, 2018

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 23, 2018

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 23, 2018

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 23, 2018

/s/ VIRGINIA GAMBALE
Virginia Gambale, Director	Date: August 23, 2018

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 23, 2018

/s/ MARK LIGHT
Mark Light, Director	Date: August 23, 2018