Form 10-Q
period 2018-09-30
REGIS CORP
filed 2018-10-30
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2018:

Common Stock, $.05 par value	44,328,127
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$115,729	$110,399
Receivables, net	29,096	52,430
Inventories	87,626	79,363
Other current assets	33,462	47,867
Total current assets	265,913	290,059

Property and equipment, net	101,264	105,860
Goodwill	402,202	412,643
Other intangibles, net	10,322	10,557
Other assets	40,922	37,616
Total assets	$820,623	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,994	$57,738
Accrued expenses	85,384	100,716
Total current liabilities	141,378	158,454

Long-term debt	90,000	90,000
Other noncurrent liabilities	120,888	121,843
Total liabilities	352,266	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 44,328,127 and 45,258,571 common shares at September 30, 2018 and June 30, 2018 respectively	2,217	2,263
Additional paid-in capital	175,983	194,436
Accumulated other comprehensive income	10,737	9,656
Retained earnings	279,420	280,083

Total shareholders’ equity	468,357	486,438

Total liabilities and shareholders’ equity	$820,623	$856,735

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2018 and 2017
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2018	2017
Revenues:
Service	$207,848	$235,630
Product	57,591	60,958
Royalties and fees	22,396	18,876
	287,835	315,464
Operating expenses:
Cost of service	121,497	139,836
Cost of product	32,181	30,162
Site operating expenses	36,821	40,029
General and administrative	47,727	35,166
Rent	35,978	42,416
Depreciation and amortization	10,202	12,255
Total operating expenses	284,406	299,864

Operating income	3,429	15,600

Other (expense) income:
Interest expense	(1,006)	(2,138)
(Loss) gain from sale of salon assets to franchisees, net	(3,960)	122
Interest income and other, net	360	420

(Loss) income from continuing operations before income taxes	(1,177)	14,004

Income tax benefit (expense)	714	(5,559)

(Loss) income from continuing operations	(463)	8,445

Loss from discontinued operations, net of taxes	(264)	(33,767)

Net loss	$(727)	$(25,322)

Net loss per share:
Basic:
(Loss) income from continuing operations	$(0.01)	$0.18
Loss from discontinued operations	(0.01)	(0.72)
Net loss per share, basic (1)	$(0.02)	$(0.54)
Diluted:
(Loss) income from continuing operations	$(0.01)	$0.18
Loss from discontinued operations	(0.01)	(0.72)
Net loss per share, diluted (1)	$(0.02)	$(0.54)

Weighted average common and common equivalent shares outstanding:
Basic	44,730	46,677
Diluted	44,730	46,900
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017
Net loss	$(727)	$(25,322)
Foreign currency translation adjustments	1,081	2,652
Comprehensive income (loss)	$354	$(22,670)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(727)	$(25,322)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash impairment and other adjustments related to discontinued operations	(427)	29,169
Depreciation and amortization	8,371	9,975
Depreciation related to discontinued operations	—	2,129
Deferred income taxes	(875)	4,504
Gain on life insurance	—	(7,986)
Loss (gain) from sale of salon assets to franchisees, net (1)	3,960	(122)
Salon asset impairments	1,831	2,280
Stock-based compensation	2,335	2,030
Amortization of debt discount and financing costs	69	351
Other non-cash items affecting earnings	(26)	75
Changes in operating assets and liabilities, excluding the effects of asset sales	(32,053)	(8,079)
Net cash (used in) provided by operating activities	(17,542)	9,004

Cash flows from investing activities:
Capital expenditures	(11,258)	(6,126)
Capital expenditures related to discontinued operations	—	(1,007)
Proceeds from sale of assets to franchisees (1)	12,422	1,472
Proceeds from company-owned life insurance policies	24,617	—
Net cash provided by (used in) investing activities	25,781	(5,661)

Cash flows from financing activities:
Proceeds on issuance of common stock	378	—
Repurchase of common stock	(19,337)	—
Taxes paid for shares withheld	(1,918)	(1,530)
Net cash used in financing activities	(20,877)	(1,530)

Effect of exchange rate changes on cash and cash equivalents	388	680

(Decrease) increase in cash, cash equivalents, and restricted stock	(12,250)	2,493

Cash, cash equivalents and restricted cash:
Beginning of period	148,774	208,634
Cash, cash equivalents and restricted cash included in current assets held for sale	—	1,352
Beginning of period, total cash, cash equivalents and restricted cash	148,774	209,986
End of period	$136,524	$212,479
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

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of September 30, 2018 and for the three months ended September 30, 2018 and 2017, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2018 and its consolidated results of operations, comprehensive income (loss) and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 and other documents filed or furnished with the SEC during the current fiscal year.

Goodwill:

As of September 30, 2018 and June 30, 2018, the Company-owned reporting unit had $173.9 million and $184.8 million of goodwill, respectively, and the Franchise salons reporting unit had $228.3 million and $227.9 million of goodwill, respectively. See Note 9 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three months ended September 20, 2018.
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
Other uncertain factors or events exist which may result in a future triggering event and require us to perform an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

•	Changes in the company-owned salon strategy,

•	Franchise expansion and sales opportunities,

•	Future market earnings multiples deterioration,

•	Our financial performance falls short of our projections due to internal operating factors,

•	Economic recession,

•	Reduced salon traffic, as defined by total transactions, and/or revenue,

•	Deterioration of industry trends,

•	Increased competition,

•	Inability to reduce general and administrative expenses as company-owned salon count potentially decreases,

•	Other factors causing our cash flow to deteriorate.

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
Accounting Standards Recently Adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance for revenue recognition which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company retrospectively adopted these standards on July 1, 2018. The impact of these standards was applied to all periods presented and the cumulative effect of applying the standard was recognized at the beginning of the earliest period presented. See Note 2 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the impact of the adoption of the revenue recognition guidance.

Restricted Cash

In November 2016, the FASB issued cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash are no longer be presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The Company retrospectively adopted this guidance on July 1, 2018. The impact of this standard was applied to all periods presented. As a result of including restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash presented in the statement of cash flows increased $38.4 million, $36.2 million and $37.6 million as of June 30, 2018, September 30, 2017 and June 30, 2017, respectively.

Statement of Cash Flows

In August 2016, the FASB issued updated cash flow guidance clarifying cash flow classification and presentation for certain items. The Company retrospectively adopted this guidance on July 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated statement of cash flows.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. The standard allows for either (1) a modified retrospective transition method under which the standard is applied at the beginning of the earliest period presented in the financial statements or (2) an alternative transition method under which the standard is applied at the adoption date and a cumulative-effect adjustment to the opening balance of retrained earnings is recognized in the period of adoption. As part of evaluating the impact of the new standard, the Company is continuing to evaluate which transition method to use. In addition, the Company is currently leveraging its lease management system to facilitate the adoption of this standard. The Company is continuing to evaluate the effect the new standard will have on the Company's consolidated financial statements but expects this adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheet, as substantially all of its operating lease commitments will be subject to the new guidance.

2.    REVENUE RECOGNITION:

In May 2014, the FASB issued amended guidance for revenue recognition which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the amended revenue recognition guidance, ASC Topic 606, on July 1, 2018 using the full retrospective transition method which required the adjustment of each prior reporting period presented. The adjusted amounts include the application of a practical expedient that permitted the Company to reflect the aggregate effect of all modifications that occurred prior to fiscal year 2017 when identifying the satisfied and unsatisfied performance obligation, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. As a result of adopting this new standard the Company is providing its updated revenue recognition policies.

Revenue Recognition and Deferred Revenue:

Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales by the Company to its franchisees are included within product revenues in the Condensed Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 days of delivery.

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund fees, franchise fees and other fees. Royalty and advertising revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising revenue is billed and collected monthly in arrears. Advertising revenues and expenditures, which must be spent on marketing and related activities per the franchise agreement, are recorded on a gross basis within the Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Upon adoption of the new revenue recognition guidance, recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Under previous guidance the initial franchise fees were recognized in full upon salon opening.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$207,848	$—	$235,630	$—
Product	41,962	15,629	53,236	7,722
Total revenue recognized at a point in time	$249,810	$15,629	$288,866	$7,722

Revenue recognized over time:
Royalty and other franchise fees	$—	$14,420	$—	$12,150
Advertising fund fees	—	7,976	—	6,726
Total revenue recognized over time	$—	$22,396	$—	$18,876
Total revenue	$249,810	$38,025	$288,866	$26,598

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	September 30, 2018	June 30, 2018	Balance Sheet Classification
	(in thousands)
Receivables from contracts with customers, net	$23,004	$21,504	Accounts receivable, net
Broker fees	$14,657	$14,002	Other assets

Deferred revenue:
Current
Gift card liability	$2,974	$3,320	Accrued expenses
Deferred franchise fees unopened salons	1,714	2,306	Accrued expenses
Deferred franchise fees open salons	3,221	3,030	Accrued expenses
Total current deferred revenue	$7,909	$8,656
Non-current
Deferred franchise fees unopened salons	$12,062	$11,161	Other non-current liabilities
Deferred franchise fees open salons	19,134	18,346	Other non-current liabilities
Total non-current deferred revenue	$31,196	$29,507

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, and sales of salon services and product. The receivable balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of September 30, 2018 and June 30, 2018, the balance in the allowance for doubtful accounts was $1.6 million and $1.2 million, respectively. Activity in the period was not significant. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement. The adoption of the amended revenue recognition guidance did not significantly change the Company's accounting for broker fees.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2018	$14,002
Additions	1,285
Amortization	(628)
Write-offs	(2)
Balance as of September 30, 2018	$14,657

Deferred revenue includes the gift card liability, deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended September 30, 2018 and 2017 was $1.0 million and $1.4 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2018 and 2017 was $0.9 million and $0.6 million, respectively. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of September 30, 2018 is as follows (in thousands):

Remainder of 2019	$2,391
2020	3,133
2021	3,044
2022	2,924
2023	2,748
Thereafter	8,115
Total	$22,355

The amended revenue recognition guidance impacted the Company's previously reported financial statements as follows:

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2018
(Dollars in thousands)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$110,399	$—	$—	$—	$—	$110,399
Receivables, net	52,430					52,430
Inventories	79,363					79,363
Other current assets	47,867					47,867
Total current assets	290,059	—	—	—	—	290,059

Property and equipment, net	105,860					105,860
Goodwill	412,643					412,643
Other intangibles, net	10,557					10,557
Other assets	37,616					37,616
Total assets	$856,735	$—	$—	$—	$—	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,738	$—	$—	$—	$—	$57,738
Accrued expenses	97,630	3,030		56		100,716
Total current liabilities	155,368	3,030	—	56	—	158,454

Long-term debt	90,000					90,000
Other noncurrent liabilities	107,875	18,346			(4,378)	121,843
Total liabilities	353,243	21,376	—	56	(4,378)	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	2,263					2,263
Additional paid-in capital	194,436					194,436
Accumulated other comprehensive income	9,568	88				9,656
Retained earnings	297,225	(21,464)		(56)	4,378	280,083

Total shareholders’ equity	503,492	(21,376)	—	(56)	4,378	486,438

Total liabilities and shareholders’ equity	$856,735	$—	$—	$—	$—	$856,735

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2017
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$235,559	$—	$—	$71	$—	$235,630
Product	60,940			18		60,958
Royalties and fees	13,374	(1,224)	6,726			18,876
	309,873	(1,224)	6,726	89	—	315,464
Operating expenses:
Cost of service	139,836					139,836
Cost of product	30,162					30,162
Site operating expenses	33,303		6,726			40,029
General and administrative	35,166					35,166
Rent	42,416					42,416
Depreciation and amortization	12,255					12,255
Total operating expenses	293,138	—	6,726	—	—	299,864

Operating income	16,735	(1,224)	—	89	—	15,600

Other (expense) income:
Interest expense	(2,138)					(2,138)
Gain from sale of salon assets to franchisees, net	122					122
Interest income and other, net	905			(485)		420

Income from continuing operations before income taxes	15,624	(1,224)	—	(396)	—	14,004

Income tax expense	(4,832)				(727)	(5,559)

Income from continuing operations	10,792	(1,224)	—	(396)	(727)	8,445

Loss from discontinued operations, net of taxes	(33,767)					(33,767)

Net loss	$(22,975)	$(1,224)	$—	$(396)	$(727)	$(25,322)

Net loss per share:
Basic:
Income from continuing operations	$0.23					$0.18
Loss from discontinued operations	(0.72)					(0.72)
Net loss per share, basic (1)	$(0.49)					$(0.54)
Diluted:
Income from continuing operations	$0.23					$0.18
Loss from discontinued operations	(0.72)					(0.72)
Net loss per share, diluted (1)	$(0.49)					$(0.54)

Weighted average common and common equivalent shares outstanding:
Basic	46,677					46,677
Diluted	46,900					46,900
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

3.	DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who will operate these locations as franchise locations.

As part of the sale of the mall-based business, TBG agreed to pay for the value of certain inventory, prepaid rent and assumed specific liabilities, including lease liabilities. In March 2018, the Company entered into discussions with TBG regarding a waiver of working capital and prepaid rent payments associated with the original transaction and the financing of certain receivables to assist TBG with its cash flow and operational needs. Based on the status of these discussions as of March 31, 2018, the Company fully reserved for the working capital and prepaid rent amount of $11.7 million. In August 2018, the Company entered into promissory notes for approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory purchases. All notes have a maturity date of August 2, 2020. Under the working capital notes, if no default has occurred under such notes and certain other conditions are met, such notes will be forgiven as of the maturity date and will be exchanged for a three-year contingent payment right that is payable to us upon the occurrence of certain TBG monetization events. Should the Company need to record reserves against its current and future receivables from TBG or their ability to meet the requirements of the promissory notes, these reserves would be recorded within general and administrative expenses.

For the International segment, the Company entered into a share purchase agreement with TBG for minimal consideration.

The Company classified the results of its mall-based business and its International segment as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.

In connection with the sale of the mall-based business and the International segment, the Company performed an impairment assessment of the asset groups. The Company recognized net impairment charges within discontinued operations based on the difference between the expected sale prices and the carrying value of the asset groups.

The following summarizes the results of our discontinued operations for the periods presented:

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Revenues	$—	$93,366

Loss from discontinued operations, before income taxes	(336)	(33,767)
Income tax benefit on discontinued operations	72	—
Loss from discontinued operations, net of income taxes	$(264)	$(33,767)

For the three months ended September 30, 2018, the $0.3 million loss from discontinued operations includes professional fees, partially offset by actuarial insurance accrual adjustments associated with the transaction. For the three months ended September 30, 2017, included within the $33.8 million loss from discontinued operations were $30.5 million of asset impairment charges, $1.7 million of loss from operations and $1.6 million of professional fees associated with the transaction. No income taxes were allocated to discontinued operations during the three months ended September 30, 2017 as a result of the valuation allowance in place on all deferred tax assets associated with mall-based business and the International segment as of September 30, 2017.

Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the three months ended September 30, 2017.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. As of September 30, 2018, the Company concluded that TBG is a VIE based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the carrying value of the amounts due from TBG and the guarantee of the operating leases.

4.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding RSAs, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.

For the three months ended September 30, 2018, 930,666 common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations. For the three months ended September 30, 2017, 223,526 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 357,468 and 2,530,400 of stock-based awards during the three months ended September 30, 2018 and 2017, respectively, as they were not dilutive under the treasury stock method.

5.	SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the three months ended September 30, 2018, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

For the Three Months Ended September 30, 2018
Restricted stock units	337,422
Performance-based restricted stock units	730,182

The RSUs granted to employees vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.

The PSUs granted to employees have a three year performance period ending June 30, 2021 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50 day period that ends on June 30, 2021. The PSUs granted to certain executives include an additional two year service period after the performance period. Of the total PSUs granted, 49,084 PSUs have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award, while the remaining PSUs have a maximum vesting percentage of 100%.

Total compensation cost for stock-based payment arrangements totaled $2.3 and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, was recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Additional Paid-In Capital:

The $18.5 million decrease in additional paid-in capital during the three months ended September 30, 2018 was primarily due to $19.3 million of common stock repurchases and $1.5 million of other stock-based compensation activity, primarily shares forfeited for withholdings on vestings, partly offset by $2.3 million of stock-based compensation.

During the three months ended September 30, 2018, the Company repurchased 1.1 million shares for $19.3 million under a previously approved stock repurchase program. At September 30, 2018, $216.0 million remains outstanding under the approved stock repurchase program.

6.	INCOME TAXES:

A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Income tax benefit (expense)	$714	$(5,559)
Effective tax rate	60.7%	39.7%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent.

The Company has applied guidance under SEC Staff Accounting Bulletin No. 118 which allows for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements.  The Company recorded a provisional net tax benefit of $68.1 million in continuing operations through fiscal year 2018. During the three months ended September 30, 2018, the Company made no adjustments to previously recorded provisional amounts related to the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in the period ending December 31, 2018 in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

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

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Cash and cash equivalents	$115,729	$110,399
Restricted cash, included in Other current assets (1)	20,795	38,375
Total cash, cash equivalents and restricted cash	$136,524	$148,774
_______________________________________________________________________________

(1)
Restricted cash within Other current assets primarily relates to advertising cooperatives that are consolidated which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2018	$184,788	$227,855	$412,643
Translation rate adjustments	172	479	651
Derecognition related to sale of salon assets to franchisees (1)	(11,092)	—	(11,092)
Goodwill, net at September 30, 2018	$173,868	$228,334	$402,202
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

The table below presents other intangible assets:

	September 30, 2018			June 30, 2018
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,170	$(4,334)	$3,836	$8,128	$(4,260)	$3,868
Franchise agreements	9,864	(7,873)	1,991	9,763	(7,712)	2,051
Lease intangibles	14,012	(9,956)	4,056	13,997	(9,770)	4,227
Other	2,002	(1,563)	439	1,983	(1,572)	411
	$34,048	$(23,726)	$10,322	$33,871	$(23,314)	$10,557
_______________________________________________________________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

10.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

	Maturity Date	Interest Rate	September 30, 2018	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.49%	$90,000	$90,000
			$90,000	$90,000

Revolving Credit Facility

As of September 30, 2018 and June 30, 2018, the Company has $90.0 million of outstanding borrowings under a $295.0 million revolving credit facility. At September 30, 2018 and June 30, 2018, the Company has outstanding standby letters of credit under the revolving credit facility of $23.0 million and $1.5 million, respectively, primarily related to the Company's self-insurance program. The unused available credit under the facility was $182.0 million and $203.5 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2018.

11.	FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2018 and June 30, 2018, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of September 30, 2018 and June 30, 2018, the estimated fair value of the Company's debt was $90.0 million and the carrying value was $90.0 million. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Long-lived assets	$1,831	$2,280

12.    SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	September 30, 2018	June 30, 2018
COMPANY-OWNED SALONS:

SmartStyle/Cost Cutters in Walmart Stores	1,622	1,660
Supercuts	865	928
Signature Style	1,335	1,378
Total Company-owned Salons	3,822	3,966
as a percent of total Company-owned and Franchise salons	47.6%	49.1%

FRANCHISE SALONS:

SmartStyle/Cost Cutters in Walmart Stores	596	561
Supercuts	1,812	1,739
Signature Style	753	745
Total franchise locations, excluding TBG	3,161	3,045
as a percent of total Company-owned and Franchise salons	39.4%	37.7%

TBG	781	807
as a percent of total Company-owned and Franchise salons	9.7%	10.0%

Total North American Salons	3,942	3,852

Total International TBG Salons (1)	263	262
as a percent of total Company-owned and Franchise salons	3.3%	3.2%

Total Franchise Salons	4,205	4,114
as a percent of total Company-owned and Franchise salons	52.4%	50.9%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	88	88

Grand Total, System-wide	8,115	8,168
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

As of September 30, 2018, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts®, Regis®, MasterCuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts. The Corporate segment represents home office and other unallocated costs.

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Three Months Ended September 30, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$207,848	$—	$—	$207,848
Product	41,962	15,629	—	57,591
Royalties and fees	—	22,396	—	22,396
	249,810	38,025	—	287,835
Operating expenses:
Cost of service	121,497	—	—	121,497
Cost of product	19,768	12,413	—	32,181
Site operating expenses	28,845	7,976	—	36,821
General and administrative	16,381	7,664	23,682	47,727
Rent	35,686	94	198	35,978
Depreciation and amortization	8,057	158	1,987	10,202
Total operating expenses	230,234	28,305	25,867	284,406
Operating income (loss)	19,576	9,720	(25,867)	3,429
Other (expense) income:
Interest expense	—	—	(1,006)	(1,006)
Loss from sale of salon assets to franchisees, net	—	—	(3,960)	(3,960)
Interest income and other, net	—	—	360	360
Income (loss) from continuing operations before income taxes	$19,576	$9,720	$(30,473)	$(1,177)

	For the Three Months Ended September 30, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$235,630	$—	$—	$235,630
Product	53,236	7,722	—	60,958
Royalties and fees	—	18,876	—	18,876
	288,866	26,598	—	315,464
Operating expenses:
Cost of service	139,836	—	—	139,836
Cost of product	24,447	5,715	—	30,162
Site operating expenses	33,302	6,727	—	40,029
General and administrative	15,824	5,546	13,796	35,166
Rent	42,123	47	246	42,416
Depreciation and amortization	9,894	92	2,269	12,255
Total operating expenses	265,426	18,127	16,311	299,864
Operating income (loss)	23,440	8,471	(16,311)	15,600
Other (expense) income:
Interest expense	—	—	(2,138)	(2,138)
Gain from sale of salon assets to franchisees, net	—	—	122	122
Interest income and other, net	—	—	420	420
Income (loss) from continuing operations before income taxes	$23,440	$8,471	$(17,907)	$14,004

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2018 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of September 30, 2018, the Company owned, franchised or held ownership interests in 8,115 worldwide locations. Our locations consisted of 8,027 system-wide North American and International salons, and in 88 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2018, we had approximately 24,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2018 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities, and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2018 Annual Report on Form 10-K. Our updated policies on the amended revenue recognition guidance, ASC Topic 606, can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

The Company adopted the amended revenue recognition guidance, ASC Topic 606, on July 1, 2018 using the full retrospective transition method which required the adjustment of each prior reporting period presented. Recent accounting pronouncements are discussed in detail in Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further discussion on this transaction.

The Company realigned its field leadership team by brand during the prior year first fiscal quarter. An outcome of this reorganization is that the costs associated with senior district leaders were moved out of cost of goods sold and site operating expense, where the expense had historically been recorded, and into G&A. This change, which affected one month of comparability during the quarter, does not impact the overall consolidated results. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(2.4), $(0.4) and $2.8 million, respectively, for the three months ended September 30, 2017. This expense classification does not have a financial impact on the Company's reported operating income, reported net loss or cash flows from operations.

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

In the three months ended September 30, 2018, the Company sold 124 company-owned salons to franchisees. The impact of these transaction is as follows:

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2018	2017

Salons sold to franchisees	124	92	32
Cash proceeds received in quarter	$12,422	$1,472	$10,950

Gain on sale of venditions, excluding goodwill derecognition	$7,132	$392	$6,740
Non-cash goodwill derecognition	(11,092)	(270)	(10,822)
(Loss) gain from sale of salon assets to franchisees, net	$(3,960)	$122	$(4,082)

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	Three Months
	2018	2017	2018	2017	2018	2017
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$207.8	$235.6	72.2%	74.7%	(250)	(20)
Product revenues	57.6	61.0	20.0	19.3	70	(30)
Franchise royalties and fees	22.4	18.9	7.8	6.0	180	50

Cost of service (2)	121.5	139.8	58.5	59.3	(80)	(270)
Cost of product (2)	32.2	30.2	55.9	49.5	640	120
Site operating expenses	36.8	40.0	12.8	12.7	10	60
General and administrative	47.7	35.2	16.6	11.1	550	—
Rent	36.0	42.4	12.5	13.4	(90)	(80)
Depreciation and amortization	10.2	12.3	3.5	3.9	(40)	20

Operating income	3.4	15.6	1.2	4.9	(370)	190

Interest expense	1.0	2.1	0.3	0.7	(40)	—
(Loss) gain from sale of salon assets to franchisees, net	(4.0)	0.1	(1.4)	—	(140)	—
Interest (expense) income and other, net	0.4	0.4	0.1	0.1	—	—

Income tax benefit (expense) (3)	0.7	(5.6)	25.7	40.0	N/A	N/A

Loss from discontinued operations, net of taxes	(0.3)	(33.8)	(0.1)	(10.7)	1,060	(990)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$95,963	$126,202
Supercuts	67,279	71,432
Signature Style	86,568	91,232
Total Company-owned salons	249,810	288,866
Franchise salons:
Product	15,629	7,722
Royalties and fees	22,396	18,876
Total Franchise salons	38,025	26,598
Consolidated revenues	$287,835	$315,464
Percent change from prior year	(8.8)%	(2.9)%
Salon same-store sales increase (1)	0.5%	0.4%
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

Decreases in consolidated revenues were driven by the following:

	Three Months Ended September 30,
Factor	2018	2017
Same-store sales	0.5%	0.4%
Closed salons	(5.6)	(2.0)
Salons sold to franchisees	(6.7)	(1.6)
New company-owned stores	—	0.6
Franchise	2.8	0.4
Advertising fund	0.4	0.1
Foreign currency	(0.3)	0.3
Other	0.1	(1.1)
	(8.8)%	(2.9)%

Same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2018	2017
SmartStyle	1.1%	0.6%
Supercuts	0.2	1.8
Signature Style	0.2	(0.8)
Consolidated same-store sales	0.5%	0.4%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.
The same-store sales increase of 0.5% during the three months ended September 30, 2018 was primarily due to an increase of 4.2% in average ticket price, partly offset by a decrease of 3.7% in same-store guest visits. The Company constructed (net of relocations) and closed 1 and 682 company-owned salons, respectively, during the twelve months ended September 30, 2018 and sold (net of buybacks), excluding the salons previously included in the Company's previous mall-based business and International segment, 477 company-owned salons to franchisees during the same period (2018 Net Salon Count Changes). Revenue related to franchised locations increased $11.4 million during the three months ended September 30, 2018 primarily as a result of product sold to TBG and increased number of franchised locations during the twelve months ended September 30, 2018.

Service Revenues

The decrease of $27.8 million in service revenues during the three months ended September 30, 2018 was primarily due to the 2018 Net Salon Count Changes. The same-store service sales increase of 0.8% during the three months ended September 30, 2018, was primarily the result of a 4.7% increase in average ticket price and a decrease of 3.9% in same-store guest visits. Also impacting service revenues during the three months ended September 30, 2018 was unfavorable foreign currency.

Product Revenues

The decrease of $3.4 million in product revenues during the three months ended September 30, 2018 was primarily due to 2018 Net Salon Count Changes and same-store product sales decrease of 0.9%, partly offset by product sold to TBG. For the three months ended September 30, 2018, the decrease in same-store product sales was primarily the result of a decrease in same-store transactions of 3.9%, partially offset by an increase in average ticket price of 3.1%.

Royalties and Fees

The increase of $3.5 million in royalties and fees for the three months ended September 30, 2018 was primarily due to an increase in franchise locations. Total franchised locations open at September 30, 2018 were 4,205 as compared to 2,743 at September 30, 2017.

Cost of Service

The 80 basis point decrease in cost of service as a percent of service revenues during the three months ended September 30, 2018 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018 and improved stylist productivity, partly offset by state minimum wage increases and higher commissions rates.

Cost of Product

The 640 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2018 was primarily due to franchise product sold to TBG which are in-line with the transaction agreements, but are currently at lower margin rates than normal franchise rates and shift into lower margin product revenue to franchisees.

Site Operating Expenses

The decrease of $3.2 million in site operating expenses during the three months ended September 30, 2018 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018 and a net reduction in salon counts, partly offset by increased advertising fund costs as a result of increased franchise salons and marketing costs associated with our industry exclusive sponsorship with Major League Baseball.

General and Administrative

The increase of $12.6 million in general and administrative (G&A) during the three months ended September 30, 2018 was primarily due to prior year's favorable impact from gain associated with life insurance proceeds in connection with the passing of a former executive officer, the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, increased stock compensation expense and professional fees, partly offset by lower administrative and field management salaries and travel expense.

Rent

The decrease of $6.4 million in rent expense during the three months ended September 30, 2018 was primarily due to the net reduction in salon counts, partly offset by rent inflation.

Depreciation and Amortization

The decrease of $2.1 million in depreciation and amortization (D&A) during the three months ended September 30, 2018 was primarily due to the reduced salon base.

Interest Expense

The decrease of $1.1 million in interest expense for the three months ended September 30, 2018 was primarily due to a lower outstanding principal and lower interest rates associated with the revolving credit facility compared to the retired senior term note.

Loss (gain) from sale of salon assets to franchisees, net

The decrease of $4.1 million in loss from sale of salon assets to franchisees, net during the three months ended September 30, 2018 was primarily due to $11.1 million of non-cash goodwill derecognition, partially offset by proceeds from the sale of salons to franchisees.

Interest Income and Other, net

The decrease of $0.1 million in interest income and other, net during the three months ended September 30, 2018 was primarily due to unfavorable foreign currency.

Income Taxes

During the three months ended September 30, 2018 the Company recognized tax benefit of $0.7 million, with a corresponding effective tax rate of 60.7% as compared to recognizing tax expense of $5.6 million, with a corresponding effective tax rate of 39.7% during the three months ended September 30, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.1 million in continuing operations during fiscal year 2018. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance. During the three months ended September 30, 2018, the Company made no adjustments to previously recorded provision amounts related to the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and ultimately cause us to revise our provisional estimate in the period ending December 31, 2018 in accordance with SAB 118. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

The recorded tax provisions and effective tax rates for the three months ended September 30, 2018 and three months ended September 30, 2017 were different than what would normally be expected primarily due to the impact of the Tax Act, state conformity of the new federal provisions and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Loss from Discontinued Operations

The decrease of $33.5 million in loss from discontinued operations during the three months ended September 30, 2018 was primarily due to asset impairment charges associated with the prior year's sale of substantially all of its mall-based salon business in North America and International segments. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Company-owned salons and Franchise salons. See Note 12 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		(Decrease) Increase
Total revenue	$249.8	$288.9	$(39.1)	$(10.6)
Same-store sales	0.5%	0.4%	10 bps	10 bps

Operating income	$19.6	$23.4	$(3.8)	$(0.1)

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Three Months Ended September 30,
Factor	2018	2017
Same-store sales	0.5%	0.4%
Closed salons	(6.1)	(2.1)
Salons sold to franchisees	(7.4)	(1.7)
New stores	—	0.4
Foreign currency	(0.2)	0.3
Other	(0.4)	(0.9)
	(13.6)%	(3.6)%

Company-owned salon revenues decreased $39.1 million during the three months ended September 30, 2018, primarily due to the closure of 682 salons and the sale of 478 company-owned salons (net of buybacks) to franchisees during the twelve months ended September 30, 2018, partly offset by same-store sale increase of 0.5% during the three months ended September 30, 2018. The same-store sales increase was due to an increase of 4.2% in average ticket prices, partly offset by a decrease of 3.7% in same-store guest visits during the three months ended September 30, 2018.
Company-owned Salon Operating Income
During the three months ended September 30, 2018, Company-owned salon operations generated operating income of $19.6 million, a decrease of $3.8 million compared to the prior comparable period. The decrease during the three months ended September 30, 2018 was primarily due to salon-level compensation changes, investments in a strategic digital marketing campaign, and the prior year inclusion of a more favorable self-insurance reserve adjustment, offset partly by closure of underperforming salons and increased focus on cost reduction.

Franchise Salons

	For the Three Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		Increase
Revenue
Product	$10.1	$7.7	$2.4	$0.3
Product sold to TBG	5.5	—	5.5	—
Total Product	$15.6	$7.7	$7.9	$0.3
Royalties and fees (1)	22.4	18.9	3.5	1.0
Total franchise salons revenue (2)	$38.0	$26.6	$11.4	$1.3

Operating income	$9.1	$8.5	$0.6	$0.6
Operating income from TBG	0.6	—	0.6	—
Total operating income	$9.7	$8.5	$1.2	$0.6
_______________________________________________________________________________

(1)	Total includes $0.5 million of royalties related to TBG during the three months ended September 30, 2018.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Franchise Salon Revenues
Franchise salon revenues increased $11.4 million during the three months ended September 30, 2018 primarily due to an increase of $7.9 million in franchise product sales, primarily due to product sold to TBG, and an increase of $3.5 million in royalties, Ad Fund revenue and fees, primarily as a result of increased franchised locations. During the twelve months ended September 30, 2018, franchisees constructed (net of relocations) and closed 77 and 225 franchise-owned salons, respectively, and purchased (net of Company buybacks) 478 salons from the Company and 1,132 salons previously included in the Company's previous mall-based business and International segment during the same period.
Franchise Salon Operating Income
During the three months ended September 30, 2018, Franchise salon operations generated operating income of $9.7 million, an increase of $1.2 million compared to prior comparable period. The increase during the three months ended September 30, 2018 was primarily due to the increased number of new franchised locations and increased franchise product sales, primarily to TBG.
Corporate
Corporate Operating Loss
Corporate operating loss increased $9.6 million during the three months ended September 30, 2018 primarily driven by prior year's favorable impact from a $8.0 million gain associated with life insurance proceeds in connection with the passing of a former executive officer, $4.0 million loss on the sale of salons to franchisees, which includes $11.1 million of non-cash goodwill derecognition and $2.7 million of severance related to the termination of former corporate employees during the quarter, partially offset by lower general and administrative salaries.
LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.

As of September 30, 2018, cash and cash equivalents were $115.7 million, with $97.8 and $17.9 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $182.0 million was available as of September 30, 2018. See Note 10 to the unaudited Condensed Consolidated Financial Statements.

Uses of Cash

The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's multi-year strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2018, cash used in operating activities of $17.5 million, an increase of $26.5 million compared to the prior comparable period, was primarily due to incentive compensation payments and holiday inventory build.

Cash Flows from Investing Activities

During the three months ended September 30, 2018, cash provided by investing activities of $25.8 million, an increase of $31.4 million compared to the prior comparable period, was primarily from proceeds from the settlement of company-owned life insurance policies of $24.6 million and cash proceeds from sale of salon assets of $12.4 million, partly offset by capital expenditures of $11.3 million.

Cash Flows from Financing Activities

During the three months ended September 30, 2018, cash used in financing activities of $20.9 million, an increase of $19.3 million compared to the prior comparable period, was primarily for the repurchase of common stock of $19.3 million, employee taxes paid for shares withheld of $1.9 million, partly offset by proceeds on issuance of common stock of $0.4 million.

Financing Arrangements

See Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease) (1)
September 30, 2018	16.1%	50
June 30, 2018	15.6%	(390)
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2018).

The 50 basis point increase in the debt to capitalization ratio as of September 30, 2018 as compared to June 30, 2018 was primarily due to decreases to shareholders' equity resulting from the repurchase of 1.1 million of the Company's shares for $19.3 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2018, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2018, the Company repurchased 1.1 million shares for $19.3 million. As of September 30, 2018, 21.0 million shares have been cumulatively repurchased for $434.0 million, and $216.0 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of certain salons to franchisees; The Beautiful Group's ability to transition and operate its salons successfully, as well as maintain adequate working capital; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on information technology systems; reliance on external vendors; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; consumer shopping trends and changes in manufacturer distribution channels; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; ability to attract and retain key management personnel; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2018 Annual Report on Form 10-K.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except for the revisions to the fifth risk factor listed below:

TBG’s inability to transition and operate its salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value.

In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating them as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, as defined by total transactions, the capabilities of TBG, the accuracy and reliability of TBG’s financial reporting systems, TBG's ability to maintain adequate working capital, technology and landlord issues. In particular, we remain liable under the leases for certain of these salons until the end of their various terms, and we could be required to make payments if TBG fails to do so, which could adversely impact our results of operations or cash flows.  Under the agreements with TBG, we receive fees for certain services, fees for certain transition services, and product sales revenue; however, the amount of these fees is tied to the success of the business as operated by TBG. As of September 30, 2018, it is taking longer than we originally anticipated for TBG to implement the changes intended to improve the business of the mall-based salons and the International business, and there is no assurance that TBG will be successful in doing so in the future. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby reducing this current income stream. We anticipate we will attempt to reduce related general and administrative costs and other associated expenses in connection with providing these transition services; however it will take time for us to reduce all of these costs even though the related income stream has ended and we continue to provide consulting services to TBG to continue to facilitate its transition. In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, from time to time, TBG has been delinquent on its payments to the Company and to third parties. It is foreseeable that TBG may in the future continue to have cash flow and working capital issues, which could have significant adverse impacts on our business, including a need to record reserves on receivables from TBG. In August 2018, we restructured certain payments due to us from TBG in the form of promissory notes representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory payables. All notes have a maturity date of August 2, 2020. Under the working capital notes, if no default has occurred under such notes and certain other conditions are met, such notes will be forgiven as of the maturity date and will be exchanged for a three-year contingent payment right that is payable to us upon the occurrence of certain TBG monetization events. Based on the likelihood of future forgiveness of the working capital notes, the Company recorded a full reserve against such notes. Should the Company need to record reserves against its current and future receivables from TBG or their ability to meet the requirements of the promissory notes, these reserves would be recorded within general and administrative expenses. In October 2018, TBG filed a voluntary insolvency proceeding involving its United Kingdom business, which its creditors approved. We had previously agreed in the note documents that such a filing would not constitute an item of default. We currently do not believe we will be directly adversely impacted by the insolvency proceeding, TBG’s debt obligations to us currently remain intact. TBG may in the future need to further restructure (operationally, legally, or otherwise) its businesses, operations and obligations. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, reversion of the leases in respect of certain divested salons back to the Company and enforcement of a guarantee. If the divested salons were to revert, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully, or its ability to make payments when due under the promissory notes or otherwise under the franchise agreements and transition service agreements, could adversely affect our business, including increased litigation risks, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2018, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2018, the Company repurchased 1.1 million shares for $19.3 million. As of September 30, 2018, a total accumulated 21.0 million shares have been repurchased for $434.0 million. At September 30, 2018, $216.0 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/18 - 7/31/18	664,622	$17.56	20,529,849	$223,599
8/1/18 - 8/31/18	429,057	17.81	20,958,906	215,956
9/1/18 - 9/30/18	—	—	20,958,906	215,956
Total	1,093,679	$17.66	20,958,906	$215,956

Item 6.  Exhibits

Exhibit 3.1	Articles of Amendment of Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2018.)

Exhibit 3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

Exhibit 10.1
Stock Purchase and Matching RSU Program, including forms of SPMP, including forms of Matching RSU Award Agreements (Incorporated by referenced to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on August 31, 2018 (No. 333-227163).)

Exhibit 10.2	Form of Letter Agreement with Executive Officers (September 2018)

Exhibit 10.3	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer)

Exhibit 10.4	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Grant, Hugh E. Sawyer)

Exhibit 10.5	Form of Performance Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer)

Exhibit 10.6	Form of Performance Stock Unit Award (Annual Fiscal 2019, Hugh E. Sawyer)

Exhibit 10.7	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants)

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 30, 2018	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: October 30, 2018	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)