Form 10-Q
period 2018-12-31
REGIS CORP
filed 2019-01-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 24, 2019:

Common Stock, $.05 par value	40,235,526
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$96,954	$110,399
Receivables, net	32,329	52,430
Inventories	85,583	79,363
Other current assets	34,267	47,867
Total current assets	249,133	290,059

Property and equipment, net	96,133	105,860
Goodwill	393,774	412,643
Other intangibles, net	9,736	10,557
Other assets	40,379	37,616
Total assets	$789,155	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,127	$57,738
Accrued expenses	86,634	100,716
Total current liabilities	143,761	158,454

Long-term debt	90,000	90,000
Long-term lease liability	17,646	—
Other noncurrent liabilities	112,738	121,843
Total liabilities	364,145	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 41,472,468 and 45,258,571 common shares at December 31, 2018 and June 30, 2018 respectively	2,074	2,263
Additional paid-in capital	128,964	194,436
Accumulated other comprehensive income	8,145	9,656
Retained earnings	285,827	280,083

Total shareholders’ equity	425,010	486,438

Total liabilities and shareholders’ equity	$789,155	$856,735

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2018 and 2017
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Service	$190,419	$223,278	$398,267	$458,908
Product	61,649	71,832	119,240	132,790
Royalties and fees	22,603	18,739	44,999	37,615
	274,671	313,849	562,506	629,313
Operating expenses:
Cost of service	114,931	134,850	236,428	274,686
Cost of product	36,350	39,864	68,531	70,026
Site operating expenses	35,563	38,598	72,384	78,627
General and administrative	45,836	48,592	93,563	83,758
Rent	34,642	65,473	70,620	107,889
Depreciation and amortization	8,900	24,951	19,102	37,206
Total operating expenses	276,222	352,328	560,628	652,192

Operating (loss) income	(1,551)	(38,479)	1,878	(22,879)

Other (expense) income:
Interest expense	(1,072)	(2,169)	(2,078)	(4,307)
Gain (loss) from sale of salon assets to franchisees, net	2,865	(104)	(1,095)	18
Interest income and other, net	629	2,019	989	2,439

Income (loss) from continuing operations before income taxes	871	(38,733)	(306)	(24,729)

Income tax (expense) benefit	(454)	80,825	260	75,266

Income (loss) from continuing operations	417	42,092	(46)	50,537

Income (loss) from discontinued operations, net of taxes	6,113	(6,601)	5,849	(40,368)

Net income	$6,530	$35,491	$5,803	$10,169

Net income per share:
Basic:
Income (loss) from continuing operations	$0.01	$0.90	$0.00	$1.08
Income (loss) from discontinued operations	0.14	(0.14)	0.13	(0.86)
Net income per share, basic (1)	$0.15	$0.76	$0.13	$0.22
Diluted:
Income (loss) from continuing operations	$0.01	$0.89	$0.00	$1.07
Income (loss) from discontinued operations	0.14	(0.14)	0.13	(0.86)
Net income per share, diluted (1)	$0.15	$0.75	$0.13	$0.22

Weighted average common and common equivalent shares outstanding:
Basic	43,619	46,821	44,175	46,719
Diluted	44,479	47,314	44,175	47,053
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For The Three and Six Months Ended December 31, 2018 and 2017
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$6,530	$35,491	$5,803	$10,169
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	(2,592)	(376)	(1,511)	2,276
Reclassification adjustments for losses included in net income (Note 3)	—	6,152	—	6,152
Net current period foreign currency translation adjustments	(2,592)	5,776	(1,511)	8,428
Comprehensive income	$3,938	$41,267	$4,292	$18,597

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2018 and 2017
(Dollars in thousands)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,803	$10,169
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash impairment and other adjustments related to discontinued operations	176	25,095
Depreciation and amortization	16,799	20,491
Depreciation related to discontinued operations	—	3,038
Deferred income taxes	(7,915)	(80,691)
Gain on life insurance	—	(7,986)
Loss (gain) from sale of salon assets to franchisees, net	1,095	(18)
Salon asset impairments	2,303	16,715
Accumulated other comprehensive income reclassification adjustment	—	6,152
Stock-based compensation	4,552	4,618
Amortization of debt discount and financing costs	138	703
Other non-cash items affecting earnings	(681)	(105)
Changes in operating assets and liabilities, excluding the effects of asset sales	(33,223)	(10,593)
Net cash used in operating activities	(10,953)	(12,412)

Cash flows from investing activities:
Capital expenditures	(16,804)	(13,773)
Capital expenditures related to discontinued operations	—	(1,171)
Proceeds from sale of assets to franchisees	24,050	2,696
Proceeds from company-owned life insurance policies	24,616	18,108
Net cash provided by investing activities	31,862	5,860

Cash flows from financing activities:
Proceeds on issuance of common stock	330	—
Repurchase of common stock	(65,136)	—
Settlement of equity awards	—	(375)
Taxes paid for shares withheld	(2,305)	(2,039)
Net proceeds from sale and leaseback transaction	18,068	—
Net cash used in financing activities	(49,043)	(2,414)

Effect of exchange rate changes on cash and cash equivalents	(174)	253

Decrease in cash, cash equivalents, and restricted cash	(28,308)	(8,713)

Cash, cash equivalents and restricted cash:
Beginning of period	148,774	208,634
Cash, cash equivalents and restricted cash included in current assets held for sale	—	1,352
Beginning of period, total cash, cash equivalents and restricted cash	148,774	209,986
End of period	$120,466	$201,273
__________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of December 31, 2018 and for the three and six months ended December 31, 2018 and 2017, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2018 and its consolidated results of operations, comprehensive income and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Goodwill:

As of December 31, 2018 and June 30, 2018, the Company-owned reporting unit had $166.9 million and $184.8 million of goodwill, respectively, and the Franchise salons reporting unit had $226.9 million and $227.9 million of goodwill, respectively. See Note 9 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the six months ended December 31, 2018.
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

Restricted Cash

In November 2016, the FASB issued cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash are no longer presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The Company retrospectively adopted this guidance on July 1, 2018. The impact of this standard was applied to all periods presented. As a result of including restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash presented in the statement of cash flows increased $38.4 million, $23.5 million and $37.6 million as of June 30, 2018, December 31, 2018 and June 30, 2017, respectively.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company will elect this optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company is leveraging its lease management system to facilitate the adoption of this standard. The Company is continuing to evaluate the effect the new standard will have on the Company's consolidated financial statements but expects this adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheet, as substantially all of its operating lease commitments will be subject to the new guidance.

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

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreement, are recorded on a gross basis within the Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Upon adoption of the new revenue recognition guidance, recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Under previous guidance the initial franchise fees were recognized in full upon salon opening.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$190,419	$—	$223,278	$—
Product	43,831	17,818	56,764	15,068
Total revenue recognized at a point in time	$234,250	$17,818	$280,042	$15,068

Revenue recognized over time:
Royalty and other franchise fees	$—	$14,736	$—	$12,260
Advertising fund fees	—	7,867	—	6,479
Total revenue recognized over time	$—	$22,603	$—	$18,739
Total revenue	$234,250	$40,421	$280,042	$33,807

	Six Months Ended December 31, 2018		Six Months Ended December 31, 2017
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$398,267	$—	$458,908	$—
Product	85,793	33,447	110,000	22,790
Total revenue recognized at a point in time	$484,060	$33,447	$568,908	$22,790

Revenue recognized over time:
Royalty and other franchise fees	$—	$29,156	$—	$24,410
Advertising fund fees	—	15,843	—	13,205
Total revenue recognized over time	$—	$44,999	$—	$37,615
Total revenue	$484,060	$78,446	$568,908	$60,405

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	December 31, 2018	June 30, 2018	Balance Sheet Classification
	(in thousands)
Receivables from contracts with customers, net	$17,861	$21,504	Accounts receivable, net
Broker fees	$15,584	$14,002	Other assets

Deferred revenue:
Current
Gift card liability	$4,613	$3,320	Accrued expenses
Deferred franchise fees unopened salons	172	2,306	Accrued expenses
Deferred franchise fees open salons	3,428	3,030	Accrued expenses
Total current deferred revenue	$8,213	$8,656
Non-current
Deferred franchise fees unopened salons	$13,472	$11,161	Other non-current liabilities
Deferred franchise fees open salons	20,112	18,346	Other non-current liabilities
Total non-current deferred revenue	$33,584	$29,507

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, and sales of salon services and product. The receivable balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of December 31, 2018 and June 30, 2018, the balance in the allowance for doubtful accounts was $2.0 million and $1.2 million, respectively. Activity in the period was not significant. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement. The adoption of the amended revenue recognition guidance did not significantly change the Company's accounting for broker fees.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2018	$14,002
Additions	2,752
Amortization	(1,158)
Write-offs	(12)
Balance as of December 31, 2018	$15,584

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended December 31, 2018 and 2017 was $1.1 million and $1.3 million, respectively, and for the six months ended December 31, 2018 and 2017 was $2.2 million and $2.7 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2018 and 2017 was $0.8 million and $0.7 million, respectively, and for the six months ended December 31, 2018 and 2017 was $1.7 million and $1.3 million. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of December 31, 2018 is as follows (in thousands):

Remainder of 2019	$1,643
2020	3,326
2021	3,238
2022	3,118
2023	2,941
Thereafter	9,274
Total	$23,540

The amended revenue recognition guidance impacted the Company's previously reported financial statements as follows:

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2018
(Dollars in thousands)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$110,399	$—	$—	$—	$—	$110,399
Receivables, net	52,430	—	—	—	—	52,430
Inventories	79,363	—	—	—	—	79,363
Other current assets	47,867	—	—	—	—	47,867
Total current assets	290,059	—	—	—	—	290,059

Property and equipment, net	105,860	—	—	—	—	105,860
Goodwill	412,643	—	—	—	—	412,643
Other intangibles, net	10,557	—	—	—	—	10,557
Other assets	37,616	—	—	—	—	37,616
Total assets	$856,735	$—	$—	$—	$—	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,738	$—	$—	$—	$—	$57,738
Accrued expenses	97,630	3,030	—	56	—	100,716
Total current liabilities	155,368	3,030	—	56	—	158,454

Long-term debt	90,000	—	—	—	—	90,000
Other noncurrent liabilities	107,875	18,346	—	—	(4,378)	121,843
Total liabilities	353,243	21,376	—	56	(4,378)	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:		0
Common stock	2,263	—	—	—	—	2,263
Additional paid-in capital	194,436	—	—	—	—	194,436
Accumulated other comprehensive income	9,568	88	—	—	—	9,656
Retained earnings	297,225	(21,464)	—	(56)	4,378	280,083

Total shareholders’ equity	503,492	(21,376)	—	(56)	4,378	486,438

Total liabilities and shareholders’ equity	$856,735	$—	$—	$—	$—	$856,735

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended December 31, 2017
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$223,214	$—	$—	$64	$—	$223,278
Product	71,816	—	—	16	—	71,832
Royalties and fees	13,485	(1,225)	6,479	—	—	18,739
	308,515	(1,225)	6,479	80	—	313,849
Operating expenses:
Cost of service	134,850	—	—	—	—	134,850
Cost of product	39,864	—	—	—	—	39,864
Site operating expenses	32,119	—	6,479	—	—	38,598
General and administrative	48,592	—	—	—	—	48,592
Rent	65,473	—	—	—	—	65,473
Depreciation and amortization	24,951	—	—	—	—	24,951
Total operating expenses	345,849	—	6,479	—	—	352,328

Operating income	(37,334)	(1,225)	—	80	—	(38,479)

Other (expense) income:
Interest expense	(2,169)	—	—	—	—	(2,169)
Gain from sale of salon assets to franchisees, net	(104)	—	—	—	—	(104)
Interest income and other, net	2,466	—	—	(447)	—	2,019

Income from continuing operations before income taxes	(37,141)	(1,225)	—	(367)	—	(38,733)

Income tax expense	76,462	—	—	—	4,363	80,825

Income from continuing operations	39,321	(1,225)	—	(367)	4,363	42,092

Loss from discontinued operations, net of taxes	(6,601)	—	—	—	—	(6,601)

Net loss	$32,720	$(1,225)	$—	$(367)	$4,363	$35,491

Net loss per share:
Basic:
Income from continuing operations	$0.84	$(0.03)	$0.00	$(0.01)	$0.09	$0.90
Loss from discontinued operations	(0.14)	0.00	0.00	0.00	0.00	(0.14)
Net loss per share, basic (1)	$0.70	$(0.03)	$0.00	$(0.01)	$0.09	$0.76
Diluted:
Income from continuing operations	$0.83	$(0.03)	$0.00	$(0.01)	$0.09	$0.89
Loss from discontinued operations	(0.14)	0.00	0.00	0.00	0.00	(0.14)
Net loss per share, diluted (1)	$0.69	$(0.03)	$0.00	$(0.01)	$0.09	$0.75

Weighted average common and common equivalent shares outstanding:
Basic	46,821	46,821	46,821	46,821	46,821	46,821
Diluted	47,314	47,314	47,314	47,314	47,314	47,314
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Six Months Ended December 31, 2017
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$458,773	$—	$—	$135	$—	$458,908
Product	132,756	—	—	34	—	132,790
Royalties and fees	26,859	(2,449)	13,205	—	—	37,615
	618,388	(2,449)	13,205	169	—	629,313
Operating expenses:
Cost of service	274,686	—	—	—	—	274,686
Cost of product	70,026	—	—	—	—	70,026
Site operating expenses	65,422	—	13,205	—	—	78,627
General and administrative	83,758	—	—	—	—	83,758
Rent	107,889	—	—	—	—	107,889
Depreciation and amortization	37,206	—	—	—	—	37,206
Total operating expenses	638,987	—	13,205	—	—	652,192

Operating income	(20,599)	(2,449)	—	169	—	(22,879)

Other (expense) income:
Interest expense	(4,307)	—	—	—	—	(4,307)
Gain from sale of salon assets to franchisees, net	18	—	—	—	—	18
Interest income and other, net	3,371	—	—	(932)	—	2,439

Income from continuing operations before income taxes	(21,517)	(2,449)	—	(763)	—	(24,729)

Income tax expense	71,630	—	—	—	3,636	75,266

Income from continuing operations	50,113	(2,449)	—	(763)	3,636	50,537

Loss from discontinued operations, net of taxes	(40,368)	—	—	—	—	(40,368)

Net loss	$9,745	$(2,449)	$—	$(763)	$3,636	$10,169

Net loss per share:
Basic:
Income from continuing operations	$1.07	$(0.05)	$0.00	$(0.02)	$0.08	$1.08
Loss from discontinued operations	(0.86)	0.00	0.00	0.00	0.00	(0.86)
Net loss per share, basic (1)	$0.21	$(0.05)	$0.00	$(0.02)	$0.08	$0.22
Diluted:
Income from continuing operations	$1.07	$(0.05)	$0.00	$(0.02)	$0.08	$1.07
Loss from discontinued operations	(0.86)	0.00	0.00	0.00	0.00	(0.86)
Net loss per share, diluted (1)	$0.21	$(0.05)	$0.00	$(0.02)	$0.08	$0.22

Weighted average common and common equivalent shares outstanding:
Basic	46,719	46,719	46,719	46,719	46,719	46,719
Diluted	47,053	47,053	47,053	47,053	47,053	47,053
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

3.	DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operates these locations as franchise locations.

As part of the sale of the mall-based business, TBG agreed to pay for the value of certain inventory, prepaid rent and assumed specific liabilities, including lease liabilities. In March 2018, the Company entered into discussions with TBG regarding a waiver of working capital and prepaid rent payments associated with the original transaction and the financing of certain receivables to assist TBG with its cash flow and operational needs. Based on the status of these discussions as of March 31, 2018, the Company fully reserved for the working capital and prepaid rent amount of $11.7 million. In August 2018, the Company entered into promissory notes for approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory purchases. All notes have a maturity date of August 2, 2020. Under the working capital notes, if no default has occurred under such notes and certain other conditions are met, such notes will be forgiven as of the maturity date and will be exchanged for a three-year contingent payment right that is payable to us upon the occurrence of certain TBG monetization events. Should the Company need to record reserves against its current and future receivables from TBG these reserves would be recorded within general and administrative expenses.

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

The following summarizes the results of our discontinued operations for the periods presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$—	$7,773	$—	$101,140

Loss from discontinued operations, before income taxes	(750)	(10,073)	(1,086)	(43,840)
Income tax benefit on discontinued operations	6,863	3,472	6,935	3,472
Income (loss) from discontinued operations, net of income taxes	$6,113	$(6,601)	$5,849	$(40,368)

For the three months ended December 31, 2018, the $6.1 million income from discontinued operations includes $6.9 million of income tax benefits recognized in the quarter with respect to the wind-down of the transaction, partly offset by $0.8 million of actuarial insurance accrual adjustments associated with the transaction. For the six months ended December 31, 2018, the $5.8 million income from discontinued operations includes $6.9 million of income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations, partly offset by professional fees and actuarial insurance accrual adjustments associated with the transaction.

For the three months ended December 31, 2017, included within the $6.6 million loss from discontinued operations were $4.8 million of asset impairment charges, $1.1 million of loss from operations and $4.2 million of professional fees associated with the transaction, partly offset by a $3.5 million income tax benefit generated due to federal tax legislation enacted during the three months ended December 31, 2017. For the six months ended December 31, 2017, included within the $40.4 million loss from discontinued operations were $29.1 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated currencies, $2.8 million of loss from operations and $5.8 million of professional fees associated with the transaction, partly offset by a $3.5 million income tax benefit.

Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the three and six months ended December 31, 2018 and 2017.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. As of December 31, 2018, the Company concluded that TBG is a VIE, based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the carrying value of the amounts due from TBG of $16.4 million as of December 31, 2018 and the guarantee of the operating leases.

4.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.

For the three months ended December 31, 2018, 859,598 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations. For the six months ended December 31, 2018, 903,107 common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations. For the three and six months ended December 31, 2017, 492,889 and 334,062, respectively, common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 734,526 and 2,373,110 of stock-based awards during the three months ended December 31, 2018 and 2017, respectively, and 520,348 and 1,199,042 of stock-based awards during the six months ended December 31, 2018 and 2017, respectively, as they were not dilutive under the treasury stock method.

5.	SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2018, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Three Months Ended December 31, 2018	For the Six Months Ended December 31, 2018
Restricted stock units	1,437	338,859
Performance-based restricted stock units	3,506	733,688

The RSUs granted to employees vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.

The PSUs granted to employees have a three year performance period ending June 30, 2021 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50 day period that ends on June 30, 2021. The PSUs granted to certain executives include an additional two year service period after the performance period. Of the total PSUs granted, 52,590 PSUs have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award, while the remaining PSUs have a maximum vesting percentage of 100%.

Total compensation cost for stock-based payment arrangements totaling $2.2 and $2.6 million for the three months ended December 31, 2018 and 2017, respectively, and $4.6 million for the six months ended December 31, 2018 and 2017, respectively, was recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Additional Paid-In Capital:

The $65.5 million decrease in additional paid-in capital during the six months ended December 31, 2018 was primarily due to $68.1 million of common stock repurchases and $2.0 million of other stock-based compensation activity, primarily shares forfeited for withholdings on vestings, partly offset by $4.6 million of stock-based compensation.

During the three and six months ended December 31, 2018, the Company repurchased 2.9 million and 4.0 million shares, respectively, for $48.9 million and $68.3 million, respectively, under a previously approved stock repurchase program. At December 31, 2018, $167.0 million remains outstanding under the approved stock repurchase program.

6.	INCOME TAXES:

A summary of income tax (expense) benefit and corresponding effective tax rates is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax (expense) benefit	$(454)	$80,825	$260	$75,266
Effective tax rate	52.1%	208.7%	85.0%	304.4%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company applied the guidance under SEC Staff Accounting Bulletin No. 118 which allowed for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to complete the accounting requirements.  The Company recorded a provisional net tax benefit of $68.1 million in continuing operations through fiscal year 2018. During the three and six months ended December 31, 2018, the Company made no adjustments to previously recorded provisional amounts related to the Tax Act and is now complete with its accounting.

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

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Cash and cash equivalents	$96,954	$110,399
Restricted cash, included in Other current assets (1)	23,512	38,375
Total cash, cash equivalents and restricted cash	$120,466	$148,774
_______________________________________________________________________________

(1)
Restricted cash within Other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2018	$184,788	$227,855	$412,643
Translation rate adjustments	(337)	(936)	(1,273)
Derecognition related to sale of salon assets to franchisees (1)	(17,596)	—	(17,596)
Goodwill, net at December 31, 2018	$166,855	$226,919	$393,774
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

The table below presents other intangible assets:

	December 31, 2018			June 30, 2018
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$7,910	$(4,274)	$3,636	$8,128	$(4,260)	$3,868
Franchise agreements	9,562	(7,717)	1,845	9,763	(7,712)	2,051
Lease intangibles	13,967	(10,096)	3,871	13,997	(9,770)	4,227
Other	1,945	(1,561)	384	1,983	(1,572)	411
	$33,384	$(23,648)	$9,736	$33,871	$(23,314)	$10,557
_______________________________________________________________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

10.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

	Maturity Date	Interest Rate	December 31, 2018	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.77%	$90,000	$90,000

Revolving Credit Facility

As of December 31, 2018 and June 30, 2018, the Company has $90.0 million of outstanding borrowings under a $295.0 million revolving credit facility. At December 31, 2018 and June 30, 2018, the Company has outstanding standby letters of credit under the revolving credit facility of $23.0 million and $1.5 million, respectively, primarily related to the Company's self-insurance program. The unused available credit under the facility was $182.0 million and $203.5 million, respectively. Amounts outstanding under the revolving credit facility are due at maturity in March 2023.

The Company’s long-term lease liability consists of the following:

	Maturity Date	Interest Rate	December 31, 2018	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Long-term lease liability	2033	3.50%	$17,646	$—

Sale and Leaseback Transaction

In November 2018, the Company sold its Salt Lake City Distribution Center to Nearon Enterprises, LLC (Nearon), an unrelated party. The Company is leasing the property back from Nearon for 15 years with the option to renew three times for five year periods. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of December 31, 2018, the current portion of the Company’s financial liability was $0.6 million. As of December 31, 2018, future lease payments due are as follows:

Remainder of 2019	$585
2020	1,111
2021	1,063
2022	1,042
2023	1,021
Thereafter	13,374
Total	$18,196

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three and six months ended December 31, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2018 and June 30, 2018, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of December 31, 2018 and June 30, 2018, the estimated fair value of the Company's debt was $90.0 million and the carrying value was $90.0 million. As of December 31, 2018 the estimated fair value of the Company’s long-term financial liability was $17.6 million. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Long-lived assets	$472	$14,435	$2,303	$16,715

12.    SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	December 31, 2018	June 30, 2018
COMPANY-OWNED SALONS:

SmartStyle/Cost Cutters in Walmart Stores	1,615	1,660
Supercuts	760	928
Signature Style	1,293	1,378
Total Company-owned Salons	3,668	3,966
as a percent of total Company-owned and Franchise salons	46.2%	49.1%

FRANCHISE SALONS:

SmartStyle/Cost Cutters in Walmart Stores	594	561
Supercuts	1,930	1,739
Signature Style	747	745
Total franchise locations, excluding TBG	3,271	3,045
as a percent of total Company-owned and Franchise salons	41.2%	37.7%

Total North America TBG Salons (1)	732	807
as a percent of total Company-owned and Franchise salons	9.2%	10.0%

Total North American Salons	4,003	3,852

Total International TBG Salons (1)	263	262
as a percent of total Company-owned and Franchise salons	3.3%	3.2%

Total Franchise Salons	4,266	4,114
as a percent of total Company-owned and Franchise salons	53.8%	50.9%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	87	88

Grand Total, System-wide	8,021	8,168
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

As of December 31, 2018, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts®, Regis®, MasterCuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts.

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Three Months Ended December 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$190,419	$—	$—	$190,419
Product	43,831	17,818	—	61,649
Royalties and fees	—	22,603	—	22,603
	234,250	40,421	—	274,671
Operating expenses:
Cost of service	114,931	—	—	114,931
Cost of product	21,901	14,449	—	36,350
Site operating expenses	27,696	7,867	—	35,563
General and administrative	14,198	9,466	22,172	45,836
Rent	34,258	184	200	34,642
Depreciation and amortization	6,728	215	1,957	8,900
Total operating expenses	219,712	32,181	24,329	276,222
Operating income (loss)	14,538	8,240	(24,329)	(1,551)
Other (expense) income:
Interest expense	—	—	(1,072)	(1,072)
Loss from sale of salon assets to franchisees, net	—	—	2,865	2,865
Interest income and other, net	—	—	629	629
Income (loss) from continuing operations before income taxes	$14,538	$8,240	$(21,907)	$871

	For the Three Months Ended December 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$223,278	$—	$—	$223,278
Product	56,764	15,068	—	71,832
Royalties and fees	—	18,739	—	18,739
	280,042	33,807	—	313,849
Operating expenses:
Cost of service	134,850	—	—	134,850
Cost of product	28,044	11,820	—	39,864
Site operating expenses	32,119	6,479	—	38,598
General and administrative	17,947	6,869	23,776	48,592
Rent	65,159	70	244	65,473
Depreciation and amortization	22,054	91	2,806	24,951
Total operating expenses	300,173	25,329	26,826	352,328
Operating income (loss)	(20,131)	8,478	(26,826)	(38,479)
Other (expense) income:
Interest expense	—	—	(2,169)	(2,169)
Gain from sale of salon assets to franchisees, net	—	—	(104)	(104)
Interest income and other, net	—	—	2,019	2,019
Income (loss) from continuing operations before income taxes	$(20,131)	$8,478	$(27,080)	$(38,733)

	For the Six Months Ended December 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$398,267	$—	$—	$398,267
Product	85,793	33,447	—	119,240
Royalties and fees	—	44,999	—	44,999
	484,060	78,446	—	562,506
Operating expenses:
Cost of service	236,428	—	—	236,428
Cost of product	41,669	26,862	—	68,531
Site operating expenses	56,541	15,843	—	72,384
General and administrative	30,579	17,130	45,854	93,563
Rent	69,944	278	398	70,620
Depreciation and amortization	14,785	373	3,944	19,102
Total operating expenses	449,946	60,486	50,196	560,628
Operating income (loss)	34,114	17,960	(50,196)	1,878
Other (expense) income:
Interest expense	—	—	(2,078)	(2,078)
Loss from sale of salon assets to franchisees, net	—	—	(1,095)	(1,095)
Interest income and other, net	—	—	989	989
Income (loss) from continuing operations before income taxes	$34,114	$17,960	$(52,380)	$(306)

	For the Six Months Ended December 31, 2017
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$458,908	$—	$—	$458,908
Product	110,000	22,790	—	132,790
Royalties and fees	—	37,615	—	37,615
	568,908	60,405	—	629,313
Operating expenses:
Cost of service	274,686	—	—	274,686
Cost of product	52,491	17,535	—	70,026
Site operating expenses	65,422	13,205	—	78,627
General and administrative	33,771	12,415	37,572	83,758
Rent	107,282	117	490	107,889
Depreciation and amortization	31,948	183	5,075	37,206
Total operating expenses	565,600	43,455	43,137	652,192
Operating income (loss)	3,308	16,950	(43,137)	(22,879)
Other (expense) income:
Interest expense	—	—	(4,307)	(4,307)
Gain from sale of salon assets to franchisees, net	—	—	18	18
Interest income and other, net	—	—	2,439	2,439
Income (loss) from continuing operations before income taxes	$3,308	$16,950	$(44,987)	$(24,729)

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of December 31, 2018, the Company owned, franchised or held ownership interests in 8,021 worldwide locations. Our locations consisted of 7,934 system-wide North American and International salons, and in 87 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2018, we had approximately 24,000 corporate employees worldwide.

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

The Company realigned its field leadership team by brand during the period ended September 30, 2017. An outcome of this reorganization is that the costs associated with senior district leaders were moved out of cost of goods sold and site operating expense and into G&A. This change, which affected one month of comparability during the six months, does not impact the overall consolidated results. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(2.4), $(0.4) and $2.8 million, respectively, for the six months ended December 31, 2017. This expense classification does not have a financial impact on the Company's reported operating (loss) income, reported net income or cash flows from operations.

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

In the three and six months ended December 31, 2018, the Company sold 133 and 257, respectively, company-owned salons to franchisees. The impact of these transaction is as follows:

	Three Months Ended December 31,		(Decrease) Increase	Six Months Ended December 31,		(Decrease) Increase
(Dollars in thousands)	2018	2017		2018	2017

Salons sold to franchisees (1)	133	1,219	(1,086)	257	1,311	(1,054)
Cash proceeds received	$11,628	$1,224	$10,404	$24,050	$2,696	$21,354

Gain on sale of venditions, excluding goodwill derecognition	$9,369	$167	$9,202	$16,501	$560	$15,941
Non-cash goodwill derecognition	(6,504)	(271)	(6,233)	(17,596)	(542)	(17,054)
Gain (loss) from sale of salon assets to franchisees, net	$2,865	$(104)	$2,969	$(1,095)	$18	$(1,113)
____________________________________
(1)    In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing
858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group (TBG).

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Periods Ended December 31,
	Three Months						Six Months
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$190.4	$223.3	69.4%	71.1%	(170)	(230)	$398.3	$458.9	70.8%	72.9%	(210)	(120)
Product revenues	61.6	71.8	22.4	22.9	(50)	160	119.2	132.8	21.2	21.1	10	70
Franchise royalties and fees	22.6	18.7	8.2	6.0	220	60	45.0	37.6	8.0	6.0	200	60

Cost of service (2)	114.9	134.9	60.4	60.4	—	(370)	236.4	274.7	59.4	59.9	(50)	(320)
Cost of product (2)	36.4	39.9	59.0	55.5	350	480	68.5	70.0	57.5	52.7	480	320
Site operating expenses	35.6	38.6	12.9	12.3	60	20	72.4	78.6	12.9	12.5	40	40
General and administrative	45.8	48.6	16.7	15.5	120	410	93.6	83.8	16.6	13.3	330	210
Rent	34.6	65.5	12.6	20.9	(830)	690	70.6	107.9	12.6	17.1	(450)	300
Depreciation and amortization	8.9	25.0	3.2	8.0	(480)	410	19.1	37.2	3.4	5.9	(250)	210

Operating (loss) income	(1.6)	(38.5)	(0.6)	(12.3)	1,170	(1,290)	1.9	(22.9)	0.3	(3.6)	390	(540)

Interest expense	1.1	2.2	0.4	0.7	(30)	—	2.1	4.3	0.4	0.7	(30)	—
Gain (loss) from sale of salon assets to franchisees, net	2.9	(0.1)	1.0	—	100	—	(1.1)	—	(0.2)	—	(20)	—
Interest (expense) income and other, net	0.6	2.0	0.2	0.6	(40)	40	1.0	2.4	0.2	0.4	(20)	20

Income tax (expense) benefit (3)	(0.5)	80.8	52.1	208.7	N/A	N/A	0.3	75.3	85.0	304.4	N/A	N/A

Income (loss) from discontinued operations, net of taxes	6.1	(6.6)	2.2	(2.1)	430	(110)	5.8	(40.4)	1.0	(6.4)	740	(550)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$94,363	$122,497	$190,326	$248,699
Supercuts	58,856	71,034	126,135	142,466
Signature Style	81,031	86,511	167,599	177,743
Total Company-owned salons	234,250	280,042	484,060	568,908

Franchise salons:
Product	17,818	15,068	33,447	22,790
Royalties and fees	22,603	18,739	44,999	37,615
Total Franchise salons	40,421	33,807	78,446	60,405

Consolidated revenues	$274,671	$313,849	$562,506	$629,313
Percent change from prior year	(12.5)%	(2.3)%	(10.6)%	(2.6)%
Company-owned salon same-store sales increase (decrease) (1)	0.5%	(0.7)%	0.5%	(0.2)%
_____________________________

(1)
Company-owned same-store sales are calculated as the total change in sales for company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date company-owned same-store sales are the sum of the company-owned same-store sales computed on a daily basis. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Company-owned same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Decreases in consolidated revenues were driven by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
Factor	2018	2017	2018	2017
Company-owned same-store sales	0.5%	(0.7)%	0.5%	(0.2)%
Closed salons	(5.7)	(1.9)	(5.6)	(2.0)
Salons sold to franchisees	(8.7)	(2.8)	(7.7)	(2.2)
New company-owned salons	—	0.6	—	0.6
Franchise	2.2	2.8	2.5	1.6
Advertising fund	0.4	—	0.4	0.1
Foreign currency	(0.3)	0.4	(0.3)	0.3
Other	(0.9)	(0.7)	(0.4)	(0.8)
	(12.5)%	(2.3)%	(10.6)%	(2.6)%

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
SmartStyle	2.6%	(1.5)%	1.8%	(0.5)%
Supercuts	(1.5)	1.4	(0.6)	1.6
Signature Style	(0.3)	(1.3)	—	(1.1)
Company-owned same-store sales	0.5%	(0.7)%	0.5%	(0.2)%

Three and Six Months Ended December 31, 2018 Compared with Three and Six Months Ended December 31, 2017

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.

Consolidated revenue decreased $39.2 and $66.8 million for the three and six months ended December 31, 2018, respectively. Service revenue and product revenue decreased $32.9 and $10.2 million, respectively, in the three months ended December 31, 2018 and decreased $60.6 and $13.6 million, respectively, in the six months ended December 31, 2018. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees. The Company constructed 2 salons and closed 680 company-owned salons and sold (net of buybacks), excluding the salons previously included in the Company's previous mall-based business and International segment, 520 company-owned salons to franchisees during the twelve months ended December 31, 2018 (2019 Net Salon Count Changes). Company-owned same-store sales increased 0.5% during the three and six months ended December 31, 2018 due to increases of 5.2% and 4.7%, respectively, in average ticket price, partly offset by a decreases of 4.7% and 4.2%, respectively, in same-store guest transactions. Service and product revenue also declined due to the prior year being favorably impacted by the discontinuation of a piloted loyalty program. The decline in service and product revenue was partially offset by an increase in royalty and fee revenue of $3.9 million and $7.4 million in the three and six months ended December 31, 2018, respectively. The increase is primarily a result of increased number of franchised locations during the twelve months ended December 31, 2018.

Consolidated revenue decreased $7.3 and $16.7 million for the three and six months ended December 31, 2017, respectively. Service revenue and product revenue (decreased) increased $(12.4) and $3.6 million, respectively, in the three months ended December 31, 2017 and (decreased) increased $(20.0) and $0.8 million, respectively, in the six months ended December 31, 2017. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees. The company-owned same-store sales decreases of 0.7% and 0.2% during the three and six months ended December 31, 2017, respectively, were due to decreases of 3.3% and 3.2%, respectively, in same-store transactions, partly offset by increases of 2.5% and 3.0%, respectively, in average ticket price. The Company constructed (net of relocations) and closed 8 and 182 company-owned salons, respectively, during the twelve months ended December 31, 2017 and sold (net of buybacks) 266 company-owned salons to franchisees during the same period (2018 Net Salon Count Changes). Revenue related to franchised locations increased $9.0 and $10.3 million during the three and six months ended December 31, 2017, respectively, primarily as a result of product sold to TBG and increased number of franchised locations during the twelve months ended December 31, 2017. Also impacting revenues for the three and six months ended December 31, 2017, were favorable foreign currency and a cumulative adjustment related to discontinuing a piloted loyalty program.

Service Revenues

The decreases of $32.9 and $60.6 million in service revenues during the three and six months ended December 31, 2018 was primarily due to the 2019 Net Salon Count Changes, the prior year cumulative adjustments related to the discontinuation of the piloted loyalty program and unfavorable foreign currency. The decreases were partially offset by company-owned same-store service sales increases of 1.0% and 0.9% during the three and six months ended December 31, 2018, respectively, primarily the result of 5.4% and 5.1% increases in average ticket price, respectively, and decreases of 4.4% and 4.1% in same-store guest transactions, respectively. Additionally, there was less impact from hurricanes in the six months ended December 31, 2018 as compared to the prior year.

The decreases of $12.4 and $20.0 million in service revenues during the three and six months ended December 31, 2017, respectively, were primarily due to the 2018 Net Salon Count Changes. Company-owned same-store service sales (decrease) increase of (0.7)% and 0.1% during the three and six months ended December 31, 2017, respectively, were primarily the result of 2.7% and 3.4% increases in average ticket price, respectively, and decreases of 3.4% and 3.3%, respectively, in same-store guest transactions. Also impacting service revenues during the three and six months ended December 31, 2017, was a favorable cumulative adjustment related to the discontinuation of a piloted loyalty program. The six months ended December 31, 2017 were also negatively impacted by hurricanes in the southern United States.

Product Revenues

The decreases of $10.2 and $13.6 million in product revenues during the three and six months ended December 31, 2018 were primarily due to 2019 Net Salon Count Changes and company-owned same-store product sales decreases of 1.4% and 1.1%, respectively, partly offset by product sold to franchisees. For the three and six months ended December 31, 2018, the decreases in company-owned same-store product sales was primarily the result of decreases in company-owned same-store transactions of 6.3% and 5.1%, respectively, partially offset by increases in average ticket price of 5.0% and 4.0%, respectively. Additionally, there was less impact from hurricanes in the six months ended December 31, 2018 as compared to the prior year.

The increases of $3.6 and $0.8 million in product revenues during the three and six months ended December 31, 2017 were primarily due to product sold to TBG, partly offset by the 2018 Net Salon Count Changes and company-owned same-store product sales decreases of 0.8% and 1.2%, respectively. For the three and six months ended December 31, 2017, the decreases in same-store product sales was primarily the result of decreases in same-store transactions of 4.2% and 4.6%, respectively, partly offset by increases in average ticket price of 3.4%. The six months ended December 31, 2017 were also negatively impacted by hurricanes in the southern United States.

Royalties and Fees

The increases of $3.9 and $7.4 million in royalties and fees for the three and six months ended December 31, 2018, respectively, were primarily due to an increase in franchise locations. Total franchised locations open at December 31, 2018 were 4,266 as compared to 3,929 at December 31, 2017.

The increases of $1.5 and $2.5 million in royalties and fees for the three and six months ended December 31, 2017, respectively, was primarily the result of higher royalties due to the increased number of franchised locations.

Cost of Service

There was no basis point change in cost of service as a percent of service revenues during the three months ended December 31, 2018 due to increases in stylist productivity being offset by higher minimum wage and the lapping of the one-time benefit of discounting the piloted loyalty program in the prior year. The 50 basis point decrease in cost of service for the six months ended December 31, 2018 was due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, improved stylist productivity and the lapping of the negative hurricane impact in the prior year, partly offset by state minimum wage increases, higher commissions and the lapping of the one-time benefit of discontinuing the piloted loyalty program in the prior year.

The 370 and 320 basis point decreases in cost of service as a percent of service revenues during the three and six months ended December 31, 2017, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering this change in expense categorization, cost of service as a percent of service revenues decreased 70 and 60 basis points for the three and six months ended December 31, 2017, respectively, as a result of improved stylist productivity and cost savings associated with salon tools, partly offset by state minimum wage increases and higher health insurance costs. The six months ended December 31, 2017 was also negatively impacted by hurricanes in the southern United States.

Cost of Product

The 350 and 480 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2018, respectively, were primarily due to the lapping of the one-time benefit of discontinuing the piloted loyalty program in the prior year and shift into lower margin products to franchisees, partly offset by the lapping of inventory reserve related to the SmartStyle restructure in the prior year.

The 480 and 320 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2017, respectively, were primarily due to franchise product sold to The Beautiful Group, shift into lower margin product revenue to franchisees and inventory reserves related to the SmartStyle restructure, partly offset by the one-time benefit of discontinuing the loyalty program in fiscal year 2018.

Site Operating Expenses

The decreases of $3.0 and $6.2 million in site operating expenses during the three and six months ended December 31, 2018, respectively due to a net reduction in salon counts, partly offset by increased advertising fund costs as a result of increased franchise salons and marketing costs associated with our industry exclusive sponsorship with Major League Baseball.

Site operating expenses (decreased) increased $(0.4) and $0.6 million during the three and six months ended December 31, 2017, respectively. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $1.3 and $3.4 million during the three and six months ended December 31, 2017, respectively, primarily as a result of the SmartStyle marketing campaign and less favorable actuarial adjustments related to workers' compensation accruals, partly offset by a net reduction in salon counts.

General and Administrative

The decrease of $2.8 million in general and administrative (G&A) during the three months ended December 31, 2018 was primarily due to the lapping of severance payments related to terminations of former executives in the prior year and lower administrative and field management salaries, partly offset by increased stock compensation expense and professional fees. The increase of $9.8 million in G&A during the six months ended December 31, 2018 was primarily due to prior year's favorable impact from a gain associated with life insurance proceeds in connection with the passing of a former executive officer, the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, increased stock compensation expense and professional fees, partly offset by lower administrative, corporate and field management salaries.

The increases of $11.9 and $11.1 million in general and administrative (G&A) during the three and six months ended December 31, 2017, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering the change in expense categorization, G&A increased (decreased) $3.0 and $(4.0) million during the three and six months ended December 31, 2017, respectively. The remaining G&A increase during the three months ended December 31, 2017 was primarily as a result of severance payments related to terminations of former executives, year over year increase in incentive compensation accruals and professional fees. After considering the change in expense categorization as a result of the field reorganization, the G&A decrease during the six months ended December 31, 2017, was primarily a result of a gain associated with life insurance proceeds in connection with the passing of a former executive officer, partially offset by severance payments related to terminations of former executives, year over year increase in incentive compensation accruals and professional fees.

Rent

The decreases of $30.8 and $37.3 million in rent expense during the three and six months ended December 31, 2018, respectively, were primarily due to the lapping of lease termination and other related closure costs associated with the SmartStyle operational restructuring in the prior year and the net reduction in salon counts, partly offset by rent inflation.

The increases of $20.4 and $16.6 million in rent expense during the three and six months ended December 31, 2017 was primarily due to lease termination and other related closure costs associated with the SmartStyle operational restructuring and rent inflation, partly offset by a deferred rent adjustment related to the SmartStyle restructuring and a net reduction in salon counts.

Depreciation and Amortization

The decreases of $16.1 and $18.1 million in depreciation and amortization (D&A) during the three and six months ended December 31, 2018, respectively, were primarily due to the lapping of costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle restructuring in the prior year and the reduced salon base.

The increases of $12.3 and $12.5 million in depreciation and amortization (D&A) during the three and six months ended December 31, 2017, respectively, was primarily due to costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle restructuring and higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon base.

Interest Expense

The decreases of $1.1 and $2.2 million in interest expense for the three and six months ended December 31, 2018, respectively, were primarily due to a lower outstanding principal and lower interest rates associated with the revolving credit facility compared to the retired senior term note.

Interest expense was flat for the three and six months ended December 31, 2017 compared to the prior year period.

Gain (loss) from sale of salon assets to franchisees, net

In three months ended December 31, 2018 the gain from sale of salon assets to franchisees was $2.9 million, including non-cash goodwill derecognition of $6.5 million. In the six months ended December 31, 2018 the loss from the sale of salons assets to franchisees was $1.1 million, including $17.6 million of non-cash goodwill derecognition.

In the three months ended December 31, 2017 the loss from the sale of salons assets to franchisees was $0.1 million, including non-cash goodwill derecognition of $0.3 million. In the six months ended December 31, 2017 the loss from the sale of salons assets to franchisees was zero, including non-cash goodwill derecognition of $0.5 million.

Interest Income and Other, net

The decreases of $1.4 and $1.5 million in interest income and other, net during the three and six months ended December 31, 2018, respectively, were primarily due to the lapping of income received for transition services related to The Beautiful Group transaction.

The increases of $1.3 and $1.4 million in interest income and other, net during the three and six months ended December 31, 2017, respectively, were primarily due to income received for transition services related to The Beautiful Group transaction, partly offset by a prior year insurance recovery benefit.

Income Taxes

During the three and six months ended December 31, 2018 the Company recognized tax (expense) benefit of $(0.5) and $0.3 million, respectively, with a corresponding effective tax rate of 52.1% and 85.0% as compared to recognizing tax benefit of $80.8 and $75.3 million, respectively, with a corresponding effective tax rate of 208.7% and 304.4% during the three and six months ended December 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.1 million in continuing operations during fiscal year 2018. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance. During the three and six months ended December 31, 2018, the Company made no adjustments to previously recorded provision amounts related to the Tax Act and is now complete with its accounting.

The recorded tax provisions and effective tax rates for the three and six months ended December 31, 2018 and three and six months ended December 31, 2017 were different than what would normally be expected primarily due to the impact of the Tax Act, state conformity of the new federal provisions and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to the impact of the Tax Act and the deferred tax VA as well as non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Income (loss) from Discontinued Operations

Income from discontinued operations of $6.1 million and $5.8 million during the three and six months ended December 31, 2018, respectively, was primarily due to income tax benefits recognized in the quarter associated with the wind-down and transfer of legal entities related to discontinued operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Loss associated with the discontinued operations of the mall-based business and International segment during the three and six months ended December 31, 2017 was $6.6 and $40.4 million, respectively. The loss during the three months ended December 31, 2017 is primarily due to asset impairment charges and professional fees related to the successful completion of the transaction. The increase loss during the six months ended December 31, 2017 was primarily due to asset impairment charges, the loss from operations, the recognition of net loss of amounts previously classified within accumulated other comprehensive income and professional fees associated with the transaction. The recognition of the net loss of amounts previously classified within accumulated other comprehensive income into earnings was the result of the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Company-owned salons and Franchise salons. See Note 12 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in millions)		(Decrease) Increase		(Dollars in millions)		(Decrease) Increase
Total revenue	$234.3	$280.0	$(45.8)	$(16.3)	$484.1	$568.9	$(84.8)	$(27.0)
Company-owned same-store sales	0.5%	(0.7)%	120 bps	280 bps	0.5%	(0.2)%	70 bps	200 bps

Operating income	$14.5	$(20.1)	$34.6	$(36.9)	$34.1	$3.3	$30.8	$(37.0)

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
Factor	2018	2017	2018	2017
Company-owned same-store sales	0.5%	(0.7)%	0.5%	(0.2)%
Closed salons	(6.3)	(2.1)	(6.2)	(2.1)
Salons sold to franchisees	(9.8)	(3.0)	(8.5)	(2.4)
New stores	—	0.2	—	0.3
Foreign currency	(0.3)	0.4	(0.3)	0.3
Other	(0.5)	(0.3)	(0.4)	(0.4)
	(16.4)%	(5.5)%	(14.9)%	(4.5)%

Company-owned salon revenues decreased $45.8 and $84.8 million during the three and six months ended December 31, 2018, respectively, primarily due to the closure of a net 678 salons and the sale of 520 company-owned salons (net of buybacks) to franchisees during the twelve months ended December 31, 2018, partly offset by company-owned same-store sale increases of 0.5% during the three and six months ended December 31, 2018. The company-owned same-store sales increases were due to increases of 5.2% and 4.7% in average ticket prices, partly offset by decreases of 4.7% and 4.2% in same-store guest transactions during the three and six months ended December 31, 2018, respectively.

Company-owned Salon Operating Income
During the three and six months ended December 31, 2018, Company-owned salon operations generated operating income of $14.5 and $34.1 million, increases of $34.6 and $30.8 million respectively, compared to the prior comparable period. The increases during the three and six months ended December 31, 2018 were primarily due to the lapping the impairment charge related to the SmartStyle restructuring and the closing of underperforming salons.
Franchise Salons

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in millions)		Increase		(Dollars in millions)		Increase
Revenue
Product	$10.6	$8.7	$1.9	$1.1	$20.7	$16.4	$4.3	$1.4
Product sold to TBG	7.2	6.4	0.8	6.4	12.7	6.4	6.3	6.4
Total product	$17.8	$15.1	$2.8	$7.5	$33.4	$22.8	$10.7	$7.8
Royalties and fees (1)	22.6	18.7	3.9	1.5	45.0	37.6	7.4	2.5
Total franchise salons revenue (2)	$40.4	$33.8	$6.6	$9.0	$78.4	$60.4	$18.0	$10.3

Operating income	$7.0	$8.2	$(1.2)	$0.6	$16.2	$16.7	$(0.5)	$1.2
Operating income from TBG	1.2	0.3	0.9	0.3	1.8	0.3	1.5	0.3
Total operating income (2)	$8.2	$8.5	$(0.2)	$0.9	$18.0	$17.0	$1.0	$1.5
_______________________________________________________________________________

(1)	Total includes $1.2 and $1.7 million of royalties related to TBG during the three and six months ended December 31, 2018. As part of the transaction TBG did not pay royalties in the prior period.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Franchise Salon Revenues
Franchise salon revenues increased $6.6 and $18.0 million during the three and six months ended December 31, 2018, respectively, primarily due to increases of $2.8 and $10.7 million in franchise product sales, respectively, as a result of higher franchise salon counts. Royalties, ad fund revenue and fees also increased $3.9 and $7.4 million, respectively, due to higher franchise salon counts. During the twelve months ended December 31, 2018, franchisees constructed (net of relocations) and closed 75 and 258 franchise-owned salons, respectively, and purchased (net of Company buybacks) 520 salons from the Company during the same period.
Franchise Salon Operating Income
During the three months ended December 31, 2018, Franchise salon operations generated operating income of $8.2 million, a decrease of $0.2 million compared to prior comparable period. The decrease during the three months ended December 31, 2018 was primarily due a shift into lower margin products and lower margin franchisees, partly offset by higher royalties and fees. During the six months ended December 31, 2018, Franchise salon operations generated operating income of $18.0 million, an increase of $1.0 million compared to prior comparable period. The increase during the six months ended December 31, 2018 was primarily due to the increased number of new franchised locations resulting in an increase in royalties, partially offset by lower product margins.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $2.5 million during the three months ended December 31, 2018 primarily driven by lower general and administrative salaries. Corporate operating loss increased $7.1 million during the six months ended December 31, 2018 primarily driven by prior year's favorable impact from a $8.0 million gain associated with life insurance proceeds in connection with the passing of a former executive officer and $4.0 million of professional fees, partially offset by lower general and administrative salaries.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.

As of December 31, 2018, cash and cash equivalents were $97.0 million, with $89.2 and $7.7 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $182.0 million was available as of December 31, 2018. See Note 10 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2018, cash used in operating activities of $11.0 million, a decrease of $1.5 million compared to the prior comparable period, was primarily due to the elimination of certain general and administrative costs.

Cash Flows from Investing Activities

During the six months ended December 31, 2018, cash provided by investing activities of $31.9 million, an increase of $26.0 million compared to the prior comparable period, was primarily from proceeds from the settlement of company-owned life insurance policies of $24.6 million and cash proceeds from sale of salon assets of $24.1 million, partly offset by capital expenditures of $16.8 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2018, cash used in financing activities of $49.0 million, an increase of $46.6 million compared to the prior comparable period was primarily from the repurchase of common stock of $65.1 million, employee taxes paid for shares withheld of $2.3 million, partly offset by the $18.1 million of proceeds from the sale and lease back transaction of one of the Company's distribution centers.

Financing Arrangements

See Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease) (1)
December 31, 2018	20.3%	470
June 30, 2018	15.6%	(390)
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2018 and
June 30, 2017, respectively).

The 470 basis point increase in the debt to capitalization ratio as of December 31, 2018 as compared to June 30, 2018 was primarily due to decreases in shareholders' equity resulting from the repurchase of 4.0 million of the Company's shares for $68.3 million as well as the debt associated with the sale leaseback of one of the Company's distribution centers.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2018, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended December 31, 2018, the Company repurchased 2.9 million shares for $48.9 million. As of December 31, 2018, 23.8 million shares have been cumulatively repurchased for $483.0 million, and $167.0 million remains outstanding under the approved stock repurchase program.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating them as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, as defined by total transactions, the capabilities of TBG, the accuracy and reliability of TBG’s financial reporting systems, TBG's ability to maintain adequate working capital, technology and landlord issues. In particular, as of December 31, 2018, prior to any mitigation efforts which may be available to us, we estimate that we remain liable for up to $75 million, which is a material reduction from October 1, 2017, under the leases for certain of these salons until the end of their various terms, and we could be required to make cash payments if TBG fails to do so, which could materially adversely impact our results of operations or cash flows.  Under the agreements with TBG, we receive fees for certain services, fees for certain transition services, and product sales revenue; however, the amount of these fees is tied to the success of the business as operated by TBG. It is taking longer than we originally anticipated for TBG to implement the changes intended to improve the business of the mall-based salons and the International business, TBG same store sales have declined year over year and there is no assurance that TBG will be successful in improving performance in the future. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby reducing this current income stream. We anticipate we will attempt to reduce related general and administrative costs and other associated expenses in connection with providing these transition services; however it will take time for us to reduce all of these costs even though the related income stream has ended and we continue to provide consulting services to TBG to continue to facilitate its transition. In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, from time to time, TBG has been delinquent on its payments to the Company and to third parties. It is foreseeable that TBG may in the future continue to have cash flow and working capital issues, which could have significant adverse impacts on our business, including a need to record reserves on receivables from TBG. In August 2018, we restructured certain payments due to us from TBG in the form of promissory notes representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory payables. All notes have a maturity date of August 2, 2020. Under the working capital notes, if no default has occurred under such notes and certain other conditions are met, such notes will be forgiven as of the maturity date and will be exchanged for a three-year contingent payment right that is payable to us upon the occurrence of certain TBG monetization events. Based on the likelihood of future forgiveness of the working capital notes, the Company recorded a full reserve against such notes. Should the Company need to record reserves against its current and future receivables from TBG or their ability to meet the requirements of the promissory notes, these non-cash reserves would be recorded within general and administrative expenses. As of December 31, 2018, the net amount of receivables and notes due from TBG amounted to $16.4 million. In October 2018, TBG filed a voluntary insolvency proceeding involving its United Kingdom business, which its creditors approved ("CVA"). In November 2018, a group of landlords filed a legal challenge to the CVA in United Kingdom’s High Court alleging material irregularity and unfair prejudice. If the CVA is overturned, or is otherwise not implemented, it is likely that TBG’s United Kingdom business will no longer be able to trade as a going concern, which is likely to result in bankruptcy and/or administrative proceedings. Even if the CVA is implemented and the challenge overturned or a settlement reached, TBG may still not successfully achieve the cost savings and other benefits contemplated by the CVA. Negative events associated with the CVA process and challenge could adversely affect TBG’s and/or our relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect TBG’s and/or our operations and financial condition. We had previously agreed in the note documents that a CVA filing would not constitute an item of default and TBG’s debt obligations to us currently remain intact. Regardless of the outcome of the CVA, TBG may in the future need to further restructure (operationally, legally, or otherwise) its businesses, operations and obligations. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, reversion of the leases in respect of certain divested salons back to the Company and enforcement of a guarantee. If the divested salons were to revert, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully, or its ability to make payments when due under the promissory notes or otherwise under the franchise agreements and transition service agreements, could adversely affect our business, including increased reputation risks, litigation risks, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2018, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and six months ended December 31, 2018, the Company repurchased 2.9 million and 4.0 million shares, respectively, for $48.9 million and $68.3 million, respectively. As of December 31, 2018, a total accumulated 23.8 million shares have been repurchased for $483.0 million. At December 31, 2018, $167.0 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

10/1/18 - 10/31/18	—	$—	20,958,906	$215,956
11/1/18 - 11/30/18	1,399,685	17.71	22,358,591	191,161
12/1/18 - 12/31/18	1,479,729	16.31	23,838,320	167,020
Total	2,879,414	$16.99	23,838,320	$167,020

Item 6.  Exhibits

Exhibit 3.1	Articles of Amendment of Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2018.)

Exhibit 3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

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

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: January 29, 2019	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: January 29, 2019	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)