Form 10-Q
period 2019-03-31
REGIS CORP
filed 2019-04-30
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2019:

Common Stock, $.05 par value	39,326,526
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$71,146	$110,399
Receivables, net	33,737	52,430
Inventories	90,869	79,363
Other current assets	32,386	47,867
Total current assets	228,138	290,059

Property and equipment, net	83,629	99,288
Goodwill	378,560	412,643
Other intangibles, net	9,346	10,557
Other assets	32,768	37,616
Non-current assets held for sale (Note 1)	6,529	6,572
Total assets	$738,970	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,021	$57,738
Accrued expenses	83,490	100,716
Total current liabilities	140,511	158,454

Long-term debt	90,000	90,000
Long-term lease liability	17,505	—
Other noncurrent liabilities	115,144	121,843
Total liabilities	363,160	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 39,433,124 and 45,258,571 common shares at March 31, 2019 and June 30, 2018 respectively	1,972	2,263
Additional paid-in capital	93,515	194,436
Accumulated other comprehensive income	9,050	9,656
Retained earnings	271,273	280,083

Total shareholders’ equity	375,810	486,438

Total liabilities and shareholders’ equity	$738,970	$856,735

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2019 and 2018
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Service	$181,809	$222,022	$580,076	$680,930
Product	53,766	64,911	173,006	197,701
Royalties and fees	22,768	18,850	67,767	56,465
	258,343	305,783	820,849	935,096
Operating expenses:
Cost of service	111,632	132,081	348,060	406,767
Cost of product	31,167	37,139	99,698	107,165
Site operating expenses	34,339	37,548	106,723	116,175
General and administrative	41,694	45,727	135,257	129,485
Rent	32,332	39,391	102,952	147,280
Depreciation and amortization	8,630	9,558	27,732	46,764
TBG mall location restructuring (Note 3)	20,711	—	20,711	—
Total operating expenses	280,505	301,444	841,133	953,636

Operating (loss) income	(22,162)	4,339	(20,284)	(18,540)

Other (expense) income:
Interest expense	(1,354)	(5,095)	(3,432)	(9,402)
Gain from sale of salon assets to franchisees, net	11,489	237	10,394	255
Interest income and other, net	464	1,495	1,453	3,934

(Loss) income from continuing operations before income taxes	(11,563)	976	(11,869)	(23,753)

Income tax (expense) benefit	(3,248)	2,609	(2,988)	77,875

(Loss) income from continuing operations	(14,811)	3,585	(14,857)	54,122

Income (loss) from TBG discontinued operations, net of taxes	178	(10,605)	6,027	(50,973)

Net (loss) income	$(14,633)	$(7,020)	$(8,830)	$3,149

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.37)	$0.08	$(0.35)	$1.16
Income (loss) from TBG discontinued operations	0.00	(0.23)	0.14	(1.09)
Net (loss) income per share, basic (1)	$(0.36)	$(0.15)	$(0.21)	$0.07
Diluted:
(Loss) income from continuing operations	$(0.37)	$0.08	$(0.35)	$1.15
Income (loss) from TBG discontinued operations	0.00	(0.22)	0.14	(1.08)
Net (loss) income per share, diluted (1)	$(0.36)	$(0.15)	$(0.21)	$0.07

Weighted average common and common equivalent shares outstanding:
Basic	40,314	46,612	42,900	46,684
Diluted	40,314	47,153	42,900	47,093
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For The Three and Nine Months Ended March 31, 2019 and 2018
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net (loss) income	$(14,633)	$(7,020)	$(8,830)	$3,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	905	(1,372)	(606)	904
Reclassification adjustments for losses included in net (loss) income (Note 3)	—	—	—	6,152
Net current period foreign currency translation adjustments	905	(1,372)	(606)	7,056
Comprehensive (loss) income	$(13,728)	$(8,392)	$(9,436)	$10,205

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2018	41,472,468	$2,074	$128,964	$8,145	$285,827	$425,010
Net loss	—	—	—	—	(14,633)	(14,633)
Foreign currency translation adjustments	—	—	—	905	—	905
Stock repurchase program	(2,050,430)	(102)	(37,818)	—	—	(37,920)
Exercise of SARs	7,080	—	(101)	—	—	(101)
Stock-based compensation	—	—	2,512	—	—	2,512
Net restricted stock activity	4,006	—	(42)	—	—	(42)
Minority interest	—	—	—	—	79	79
Balance, March 31, 2019	39,433,124	$1,972	$93,515	$9,050	$271,273	$375,810

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2017	46,688,423	$2,335	$216,301	$11,843	$283,694	$514,173
Net loss	—	—	—	—	(7,020)	(7,020)
Foreign currency translation adjustments	—	—	—	(1,372)	—	(1,372)
Stock repurchase program	(585,967)	(30)	(9,605)	—	—	(9,635)
Exercise of SARs	18,697	1	(184)	—	—	(183)
Stock-based compensation	—	—	1,690	—	—	1,690
Net restricted stock activity	5,096	—	(53)	—	—	(53)
Minority interest	—	—	—	—	67	67
Balance, March 31, 2018	46,126,249	$2,306	$208,149	$10,471	$276,741	$497,667

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,656	$280,083	$486,438
Net loss	—	—	—	—	(8,830)	(8,830)
Foreign currency translation adjustments	—	—	—	(606)	—	(606)
Stock repurchase program	(6,023,523)	(301)	(105,951)	—	—	(106,252)
Exercise of SARs	15,412	1	(205)	—	—	(204)
Stock-based compensation	—	—	7,065	—	—	7,065
Net restricted stock activity	182,664	9	(1,830)	—	—	(1,821)
Minority interest	—	—	—	—	20	20
Balance, March 31, 2019	39,433,124	$1,972	$93,515	$9,050	$271,273	$375,810

	Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2017	46,400,367	$2,320	$214,109	$3,415	$273,776	$493,620
Net income	—	—	—	—	3,149	3,149
Foreign currency translation adjustments	—	—	—	7,056	—	7,056
Stock repurchase program	(585,967)	(30)	(9,605)	—	—	(9,635)
Exercise of SARs	27,793	2	(278)	—	—	(276)
Stock-based compensation	—	—	5,933	—	—	5,933
Shares issued through franchise stock incentive program	522	—	7	—	—	7
Net restricted stock activity	283,534	14	(2,017)	—	—	(2,003)
Minority interest	—	—	—	—	(184)	(184)
Balance, March 31, 2018	46,126,249	$2,306	$208,149	$10,471	$276,741	$497,667
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2019 and 2018
(Dollars in thousands)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(8,830)	$3,149
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash impairment and other adjustments related to TBG discontinued operations	(163)	37,020
Depreciation and amortization	24,727	29,736
Depreciation related to TBG discontinued operations	—	3,723
Deferred income taxes	(6,034)	(85,026)
Gain on life insurance	—	(7,986)
Non-cash TBG mall location restructuring charge	20,711	—
Gain from sale of salon assets to franchisees, net	(10,394)	(255)
Salon asset impairments	3,005	11,099
Accumulated other comprehensive income reclassification adjustment	—	6,152
Stock-based compensation	7,065	6,483
Amortization of debt discount and financing costs	206	4,011
Other non-cash items affecting earnings	(492)	(287)
Changes in operating assets and liabilities, excluding the effects of asset sales	(50,074)	(29,483)
Net cash used in operating activities	(20,273)	(21,664)

Cash flows from investing activities:
Capital expenditures	(23,160)	(20,065)
Capital expenditures related to TBG discontinued operations	—	(1,171)
Proceeds from sale of assets to franchisees	54,619	5,620
Proceeds from company-owned life insurance policies	24,617	18,108
Net cash provided by investing activities	56,076	2,492

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	90,000
Repayment of long-term debt and capital lease obligations	—	(124,230)
Repurchase of common stock	(105,364)	(9,634)
Settlement of equity awards	—	(550)
Taxes paid for shares withheld	(2,447)	(2,279)
Net proceeds from sale and leaseback transaction	18,068	—
Net cash used in financing activities	(89,743)	(46,693)

Effect of exchange rate changes on cash and cash equivalents	5	(30)

Decrease in cash, cash equivalents, and restricted cash	(53,935)	(65,895)

Cash, cash equivalents and restricted cash:
Beginning of period	148,774	208,634
Cash, cash equivalents and restricted cash included in current assets held for sale	—	1,352
Beginning of period, total cash, cash equivalents and restricted cash	148,774	209,986
End of period	$94,839	$144,091
__________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2019 and its consolidated results of operations, comprehensive (loss) income, changes in equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Goodwill:

As of March 31, 2019 and June 30, 2018, the Company-owned reporting unit had $151.1 million and $184.8 million of goodwill, respectively, and the Franchise salons reporting unit had $227.4 million and $227.9 million of goodwill, respectively. See Note 9 to the unaudited interim Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the nine months ended March 31, 2019.
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
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses in its goodwill impairment assessment. However, if actual results are not consistent with the estimates and assumptions used in the calculations, or if there are significant changes to the Company's planned strategy for company-owned salons, the Company may be exposed to future impairment losses that could be material.
Non-Current Assets Held for Sale:

In March 2019, the Company announced that entered into a ten year lease for a new corporate headquarters and would be selling the land and buildings in Edina, MN, currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 and $1.7 million and buildings of $4.8 and $4.9 million, as of March 31, 2019 and June 30, 2018, respectively. No impairments were identified as of March 31, 2019.

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

Restricted Cash

In November 2016, the FASB issued cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash are no longer presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The Company retrospectively adopted this guidance on July 1, 2018. The impact of this standard was applied to all periods presented. As a result of including restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash presented in the statement of cash flows increased $38.4 million, $23.6 million and $37.6 million as of June 30, 2018, March 31, 2019 and June 30, 2017, respectively.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Leases

In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company will elect this optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company will also elect the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classification or initial direct costs. The Company is leveraging its lease management system to facilitate the adoption of this standard and is evaluating business processes and internal controls related to lease accounting to assist in the application of the new guidance. The Company is continuing to evaluate the effect the new standard will have on the Company's consolidated financial statements but expects this adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheet, as substantially all its operating lease commitments, including leases signed on behalf of franchisees, will be subject to the new guidance. The Company does not expect the adoption of the new guidance to have a material impact on net income, cash flows or compliance with debt agreements.
2.    REVENUE RECOGNITION:

In May 2014, the FASB issued amended guidance for revenue recognition which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the amended revenue recognition guidance, ASC Topic 606, on July 1, 2018 using the full retrospective transition method which required the adjustment of each prior reporting period presented. The adjusted amounts include the application of a practical expedient that permitted the Company to reflect the aggregate effect of all modifications that occurred prior to fiscal year 2017 when identifying the satisfied and unsatisfied performance obligation, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. As a result of adopting this new standard, the Company is providing its updated revenue recognition policies.

Revenue Recognition and Deferred Revenue:

Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for Company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales by the Company to its franchisees are included within product revenues in the unaudited Condensed Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 days of delivery.

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Upon adoption of the new revenue recognition guidance, recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Under previous guidance the initial franchise fees were recognized in full upon salon opening.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$181,809	$—	$222,022	$—
Product	39,427	14,339	49,980	14,931
Total revenue recognized at a point in time	$221,236	$14,339	$272,002	$14,931

Revenue recognized over time:
Royalty and other franchise fees	$—	$14,339	$—	$12,322
Advertising fund fees	—	8,429	—	6,528
Total revenue recognized over time	—	22,768	—	18,850
Total revenue	$221,236	$37,107	$272,002	$33,781

	Nine Months Ended March 31, 2019		Nine Months Ended March 31, 2018
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$580,076	$—	$680,930	$—
Product	125,220	47,786	159,980	37,721
Total revenue recognized at a point in time	$705,296	$47,786	$840,910	$37,721

Revenue recognized over time:
Royalty and other franchise fees	$—	$43,495	$—	$36,733
Advertising fund fees	—	24,272	—	19,732
Total revenue recognized over time	—	67,767	—	56,465
Total revenue	$705,296	$115,553	$840,910	$94,186
Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	March 31, 2019	June 30, 2018	Balance Sheet Classification
	(in thousands)
Receivables from contracts with customers, net	$23,904	$21,504	Accounts receivable, net
Broker fees	$16,904	$14,002	Other assets

Deferred revenue:
Current
Gift card liability	$3,439	$3,320	Accrued expenses
Deferred franchise fees unopened salons	137	2,306	Accrued expenses
Deferred franchise fees open salons	3,767	3,030	Accrued expenses
Total current deferred revenue	$7,343	$8,656
Non-current
Deferred franchise fees unopened salons	$13,941	$11,161	Other non-current liabilities
Deferred franchise fees open salons	21,943	18,346	Other non-current liabilities
Total non-current deferred revenue	$35,884	$29,507
Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, and sales of salon services and product. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of March 31, 2019 and June 30, 2018, the balance in the allowance for doubtful accounts was $15.7 and $1.2 million, respectively. The increase in the allowance for doubtful accounts is due to reserving for $12.7 million of TBG receivables in the three months ended March 31, 2019 (see Note 3). Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement. The adoption of the amended revenue recognition guidance did not significantly change the Company's accounting for broker fees.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2018	$14,002
Additions	4,393
Amortization	(1,484)
Write-offs	(7)
Balance as of March 31, 2019	$16,904

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended March 31, 2019 and 2018 was $1.8 and $1.9 million, respectively, and for the nine months ended March 31, 2019 and 2018 was $4.0 and $4.6 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2019 and 2018 was $0.9 and $0.7 million, respectively, and for the nine months ended March 31, 2019 and 2018 was $2.6 and $2.0 million. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$840
2020	3,631
2021	3,543
2022	3,423
2023	3,246
Thereafter	11,027
Total	$25,710

The amended revenue recognition guidance impacted the Company's previously reported financial statements as follows:

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2018
(Dollars in thousands)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$110,399	$—	$—	$—	$—	$110,399
Receivables, net	52,430	—	—	—	—	52,430
Inventories	79,363	—	—	—	—	79,363
Other current assets	47,867	—	—	—	—	47,867
Total current assets	290,059	—	—	—	—	290,059

Property and equipment, net	99,288	—	—	—	—	99,288
Goodwill	412,643	—	—	—	—	412,643
Other intangibles, net	10,557	—	—	—	—	10,557
Other assets	37,616	—	—	—	—	37,616
Non-current assets held for sale (Note 1)	6,572	—	—	—	—	6,572
Total assets	$856,735	$—	$—	$—	$—	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,738	$—	$—	$—	$—	$57,738
Accrued expenses	97,630	3,030	—	56	—	100,716
Total current liabilities	155,368	3,030	—	56	—	158,454

Long-term debt	90,000	—	—	—	—	90,000
Other noncurrent liabilities	107,875	18,346	—	—	(4,378)	121,843
Total liabilities	353,243	21,376	—	56	(4,378)	370,297
Commitments and contingencies (Note 7)
Shareholders’ equity:		0
Common stock	2,263	—	—	—	—	2,263
Additional paid-in capital	194,436	—	—	—	—	194,436
Accumulated other comprehensive income	9,568	88	—	—	—	9,656
Retained earnings	297,225	(21,464)	—	(56)	4,378	280,083

Total shareholders’ equity	503,492	(21,376)	—	(56)	4,378	486,438

Total liabilities and shareholders’ equity	$856,735	$—	$—	$—	$—	$856,735

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended March 31, 2018
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$221,926	$—	$—	$96	$—	$222,022
Product	64,887	—	—	24	—	64,911
Royalties and fees	13,988	(1,666)	6,528	—	—	18,850
	300,801	(1,665)	6,527	120	—	305,783
Operating expenses:
Cost of service	132,081	—	—	—	—	132,081
Cost of product	37,139	—	—	—	—	37,139
Site operating expenses	31,021	—	6,527	—	—	37,548
General and administrative	45,727	—	—	—	—	45,727
Rent	39,391	—	—	—	—	39,391
Depreciation and amortization	9,558	—	—	—	—	9,558
Total operating expenses	294,917	—	6,527	—	—	301,444

Operating income	5,884	(1,665)	—	120	—	4,339

Other (expense) income:
Interest expense	(5,095)	—	—	—	—	(5,095)
Gain from sale of salon assets to franchisees, net	237	—	—	—	—	237
Interest income and other, net	1,548	—	—	(53)	—	1,495

Income from continuing operations before income taxes	2,574	(1,665)	—	67	—	976

Income tax expense	2,225	—	—	—	384	2,609

Income from continuing operations	4,799	(1,665)	—	67	384	3,585

Loss from TBG discontinued operations, net of taxes	(10,605)	—	—	—	—	(10,605)

Net loss	$(5,806)	$(1,665)	$—	$67	$384	$(7,020)

Net loss per share:
Basic:
Income from continuing operations (1)	$0.10	$(0.04)	$0.00	$0.00	$0.01	$0.08
Loss from TBG discontinued operations	(0.23)	0.00	0.00	0.00	0.00	(0.23)
Net loss per share, basic (1)	$(0.12)	$(0.04)	$0.00	$0.00	$0.01	$(0.15)
Diluted:
Income from continuing operations (1)	$0.10	$(0.04)	$0.00	$0.00	$0.01	$0.08
Loss from TBG discontinued operations	(0.22)	0.00	0.00	0.00	0.00	(0.22)
Net loss per share, diluted (1)	$(0.12)	$(0.04)	$0.00	$0.00	$0.01	$(0.15)

Weighted average common and common equivalent shares outstanding:
Basic	46,612	46,612	46,612	46,612	46,612	46,612
Diluted	47,153	47,153	47,153	47,153	47,153	47,153
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Nine Months Ended March 31, 2018
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$680,699	$—	$—	$231	$—	$680,930
Product	197,643	—	—	58	—	197,701
Royalties and fees	40,847	(4,114)	19,732	—	—	56,465
	919,189	(4,114)	19,732	289	—	935,096
Operating expenses:
Cost of service	406,767	—	—	—	—	406,767
Cost of product	107,165	—	—	—	—	107,165
Site operating expenses	96,443	—	19,732	—	—	116,175
General and administrative	129,485	—	—	—	—	129,485
Rent	147,280	—	—	—	—	147,280
Depreciation and amortization	46,764	—	—	—	—	46,764
Total operating expenses	933,904	—	19,732	—	—	953,636

Operating income	(14,715)	(4,114)	—	289	—	(18,540)

Other (expense) income:
Interest expense	(9,402)	—	—	—	—	(9,402)
Gain from sale of salon assets to franchisees, net	255	—	—	—	—	255
Interest income and other, net	4,919	—	—	(985)	—	3,934

Income from continuing operations before income taxes	(18,943)	(4,114)	—	(696)	—	(23,753)

Income tax expense	73,855	—	—	—	4,020	77,875

Income from continuing operations	54,912	(4,114)	—	(696)	4,020	54,122

Loss from TBG discontinued operations, net of taxes	(50,973)	—	—	—	—	(50,973)

Net loss	$3,939	$(4,114)	$—	$(696)	$4,020	$3,149

Net loss per share:
Basic:
Income from continuing operations (1)	$1.18	$(0.09)	$0.00	$(0.01)	$0.09	$1.16
Loss from TBG discontinued operations	(1.09)	0.00	0.00	0.00	0.00	(1.09)
Net loss per share, basic (1)	$0.08	$(0.09)	$0.00	$(0.01)	$0.09	$0.07
Diluted:
Income from continuing operations (1)	$1.17	$(0.09)	$0.00	$(0.01)	$0.09	$1.15
Loss from TBG discontinued operations	(1.08)	0.00	0.00	0.00	0.00	(1.08)
Net loss per share, diluted (1)	$0.08	$(0.09)	$0.00	$(0.01)	$0.09	$0.07

Weighted average common and common equivalent shares outstanding:
Basic	46,684	46,684	46,684	46,684	46,684	46,684
Diluted	47,093	47,093	47,093	47,093	47,093	47,093
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

3.	TBG DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all its mall-based salon business in North America, representing 858 salons, and substantially all its International segment, representing approximately 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operates these locations as franchise locations.

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

The following summarizes the results of our TBG discontinued operations for the periods presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Revenue	$—	$—	$—	$101,140

Income (loss) from TBG discontinued operations, before income taxes	224	(13,545)	(862)	(57,385)
Income tax (expense) benefit on TBG discontinued operations	(46)	2,940	6,889	6,412
Income (loss) from TBG discontinued operations, net of income taxes	$178	$(10,605)	$6,027	$(50,973)

For the three months ended March 31, 2019, the $0.2 million income from discontinued operations includes actuarial insurance accrual adjustments associated with the transaction. For the nine months ended March 31, 2019, the $6.0 million income from discontinued operations includes $6.9 million of income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations and $0.2 million of actuarial insurance accrual adjustments associated with the transaction, partly offset by $1.0 million of professional fees.

For the three months ended March 31, 2018, included within the $10.6 million loss from discontinued operations were $11.7 million of asset impairment charges, $1.2 million of loss from operations and $0.6 million of professional fees associated with the transaction, partly offset by a $2.9 million income tax benefit. For the nine months ended March 31, 2018, included within the $51.0 million loss from discontinued operations were $40.8 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated currencies, $4.0 million of loss from operations and $6.4 million of professional fees associated with the transaction, partly offset by a $6.4 million income tax benefit.

As part of the sale of the mall-based business, TBG agreed to pay for the value of certain inventory, prepaid rent and assumed specific liabilities, including lease liabilities. In March 2018, the Company entered into discussions with TBG regarding a waiver of working capital and prepaid rent payments associated with the original transaction and the financing of certain receivables to assist TBG with its cash flow and operational needs. Based on those discussions as of March 31, 2018, the Company fully reserved for the working capital and prepaid rent amount of $11.7 million which was recorded in discontinued operations in the Condensed Consolidated Statement of Operations in the third quarter of fiscal year 2018. In August 2018, the Company entered into promissory notes for approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory purchases. All notes have a maturity date of August 2, 2020. Pursuant to the working capital notes, such notes would be forgiven as of the maturity date and exchanged for a three-year contingent payment right that is payable upon the occurrence of certain TBG monetization events if no default had occurred under such notes and certain other conditions are met. Based on TBG’s inability to meet the requirements of the promissory notes, including non-payment of amounts due to the Company, the Company recorded a full reserve against such notes. In addition, the Company has recorded additional reserves of approximately $11.6 million for inventory and $1.1 million for outstanding royalties that TBG has failed to pay. As of March 31, 2019, the Company has fully reserved for all amounts invoiced to TBG. The total note and receivables reserve in the third quarter of fiscal year 2019 was $20.7 million and is recorded in the TBG mall location restructuring line of the unaudited Condensed Consolidated Statement of Operations. TBG's business has continued to decline. The Company continues to have conversations with TBG focused on how to assist TBG with its cash flow and operational needs.

The following summarizes the TBG related charges for the periods presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Income Statement Classification
	2019	2018	2019	2018
	(Dollars in thousands)
TBG mall location restructuring	$20,711	$—	$20,711	$—	TBG mall location restructuring

Working capital and prepaid rent receivable reserve	—	(11,697)	—	(11,697)	Income (loss) from TBG discontinued operations
Other charges	224	(1,848)	(862)	(45,688)	Income (loss) from TBG discontinued operations
Income (loss) from TBG discontinued operations, before income taxes	224	(13,545)	(862)	(57,385)	Income (loss) from TBG discontinued operations
Income tax (expense) benefit on TBG discontinued operations	(46)	2,940	6,889	6,412	Income (loss) from TBG discontinued operations
Income (loss) from TBG discontinued operations, net of income taxes	$178	$(10,605)	$6,027	$(50,973)	Income (loss) from TBG discontinued operations

Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the three and nine months ended March 31, 2019 and 2018.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. As of March 31, 2019, the Company concluded that TBG is a VIE, based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the guarantee of the operating leases for certain TBG operated salons. As of March 31, 2019, prior to any mitigation efforts which may be available, the Company remains liable for up to $64.8 million associated with remaining TBG salon lease commitments, should TBG not perform.

4.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.

For the three and nine months ended March 31, 2019, 1,023,038 and 1,006,589, respectively, common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations. For the three and nine months ended March 31, 2018, 541,405 and 409,646, respectively, common stock equivalents of dilutive common stock were included in the diluted earnings per share calculations due to the net income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 608,944 and 550,948 of stock-based awards during the three months ended March 31, 2019 and 2018, respectively, and 542,329 and 730,377 of stock-based awards during the nine months ended March 31, 2019 and 2018, respectively, as they were not dilutive under the treasury stock method.

5.	SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the nine months ended March 31, 2019, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Three Months Ended March 31, 2019	For the Nine Months Ended March 31, 2019
Restricted stock units	—	338,859
Performance-based restricted stock units	—	733,688

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

Total compensation cost for stock-based payment arrangements totaling $2.5 and $1.9 million for the three months ended March 31, 2019 and 2018, respectively, and $7.1 and $6.5 million for the nine months ended March 31, 2019 and 2018, respectively, was recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Share Repurchases:

During the three and nine months ended March 31, 2019, the Company repurchased 2.1 million and 6.0 million shares, respectively, for $37.9 million and $106.3 million, respectively, under a previously approved stock repurchase program. At March 31, 2019, $129.1 million remains outstanding under the approved stock repurchase program.

6.	INCOME TAXES:

A summary of income tax (expense) benefit and corresponding effective tax rates is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax (expense) benefit	$(3,248)	$2,609	$(2,988)	$77,875
Effective tax rate	(28.1%)	(267.3%)	(25.2%)	327.9%

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2019 and three and nine months ended March 31, 2018 were different than what would normally be expected primarily due to the impact of tax legislation commonly referred to as the Tax Cuts and Jobs Act, state conformity of the new federal provisions and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

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

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Cash and cash equivalents	$71,146	$110,399
Restricted cash, included in Other current assets (1)	23,693	38,375
Total cash, cash equivalents and restricted cash	$94,839	$148,774
_______________________________________________________________________________

(1)
Restricted cash within Other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2018	$184,788	$227,855	$412,643
Translation rate adjustments	(147)	(408)	(555)
Derecognition related to sale of salon assets to franchisees (1)	(33,528)	—	(33,528)
Goodwill, net at March 31, 2019	$151,113	$227,447	$378,560
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

The table below presents other intangible assets:

	March 31, 2019			June 30, 2018
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$7,830	$(4,236)	$3,594	$8,128	$(4,260)	$3,868
Franchise agreements	9,675	(7,888)	1,787	9,763	(7,712)	2,051
Lease intangibles	13,474	(9,884)	3,590	13,997	(9,770)	4,227
Other	1,966	(1,591)	375	1,983	(1,572)	411
	$32,945	$(23,599)	$9,346	$33,871	$(23,314)	$10,557
_______________________________________________________________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

10.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

Revolving Credit Facility

	Maturity Date	Interest Rate	March 31, 2019	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.75%	$90,000	$90,000

As of March 31, 2019 and June 30, 2018, the Company has $90.0 million of outstanding borrowings under a $295.0 million revolving credit facility. At March 31, 2019 and June 30, 2018, the Company has outstanding standby letters of credit under the revolving credit facility of $23.0 million and $1.5 million, respectively, primarily related to the Company's self-insurance program. The unused available credit under the facility was $182.0 million and $203.5 million, respectively. Amounts outstanding under the revolving credit facility are due at maturity in March 2023.

Sale and Leaseback Transaction

The Company’s long-term lease liability consists of the following:

	Maturity Date	Interest Rate	March 31, 2019	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Long-term lease liability	2033	3.30%	$17,505	$—

In November 2018, the Company sold its Salt Lake City Distribution Center to an unrelated party. The Company is leasing the property back for 15 years with the option to renew three times for five year periods. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of March 31, 2019, the current portion of the Company’s lease liability was $0.6 million. As of March 31, 2019, future lease payments due are as follows:

Remainder of 2019	$302
2020	1,120
2021	1,157
2022	1,171
2023	1,186
Thereafter	13,265
Total	$18,201

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three and nine months ended March 31, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2019 and June 30, 2018, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of March 31, 2019 and June 30, 2018, the estimated fair value of the Company's debt was $90.0 million and the carrying value was $90.0 million. As of March 31, 2019 the estimated fair value of the Company’s long-term financial liability was $17.5 million. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Long-lived assets	$702	$313	$3,005	$9,565

12.    SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	March 31, 2019	June 30, 2018
COMPANY-OWNED SALONS:

SmartStyle/Cost Cutters in Walmart Stores	1,591	1,660
Supercuts	568	928
Signature Style	1,217	1,378
Total Company-owned Salons	3,376	3,966
as a percent of total Company-owned and Franchise salons	43.6%	49.1%

FRANCHISE SALONS:

SmartStyle/Cost Cutters in Walmart Stores	591	561
Supercuts	2,164	1,739
Signature Style	740	745
Total franchise locations, excluding TBG mall locations	3,495	3,045
as a percent of total Company-owned and Franchise salons	45.1%	37.7%

Total North America TBG mall locations (1)	617	807
as a percent of total Company-owned and Franchise salons	8.0%	10.0%

Total North American Salons	4,112	3,852

Total International TBG Salons (1)	263	262
as a percent of total Company-owned and Franchise salons	3.4%	3.2%

Total Franchise Salons	4,375	4,114
as a percent of total Company-owned and Franchise salons	56.4%	50.9%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	87	88

Grand Total, System-wide	7,838	8,168
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

As of March 31, 2019, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts®, Regis®, MasterCuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts.

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Three Months Ended March 31, 2019
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$181,809	$—	$—	$181,809
Product	39,427	14,339	—	53,766
Royalties and fees	—	22,768	—	22,768
	221,236	37,107	—	258,343
Operating expenses:
Cost of service	111,632	—	—	111,632
Cost of product	19,992	11,175	—	31,167
Site operating expenses	25,894	8,445	—	34,339
General and administrative	14,505	7,526	19,663	41,694
Rent	31,964	190	178	32,332
Depreciation and amortization	6,519	240	1,871	8,630
TBG mall location restructuring	—	20,711	—	20,711
Total operating expenses	210,506	48,287	21,712	280,505
Operating income (loss)	10,730	(11,180)	(21,712)	(22,162)
Other (expense) income:
Interest expense	—	—	(1,354)	(1,354)
Gain from sale of salon assets to franchisees, net	—	—	11,489	11,489
Interest income and other, net	—	—	464	464
Income (loss) from continuing operations before income taxes	$10,730	$(11,180)	$(11,113)	$(11,563)

	For the Three Months Ended March 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$222,022	$—	$—	$222,022
Product	49,980	14,931	—	64,911
Royalties and fees	—	18,850	—	18,850
	272,002	33,781	—	305,783
Operating expenses:
Cost of service	132,081	—	—	132,081
Cost of product	25,137	12,002	—	37,139
Site operating expenses	31,022	6,526	—	37,548
General and administrative	18,051	6,590	21,086	45,727
Rent	39,094	51	246	39,391
Depreciation and amortization	7,276	92	2,190	9,558
TBG mall location restructuring	—	—	—	—
Total operating expenses	252,661	25,261	23,522	301,444
Operating income (loss)	19,341	8,520	(23,522)	4,339
Other (expense) income:
Interest expense	—	—	(5,095)	(5,095)
Gain from sale of salon assets to franchisees, net	—	—	237	237
Interest income and other, net	—	—	1,495	1,495
Income (loss) from continuing operations before income taxes	$19,341	$8,520	$(26,885)	$976

	For the Nine Months Ended March 31, 2019
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$580,076	$—	$—	$580,076
Product	125,220	47,786	—	173,006
Royalties and fees	—	67,767	—	67,767
	705,296	115,553	—	820,849
Operating expenses:
Cost of service	348,060	—	—	348,060
Cost of product	61,661	38,037	—	99,698
Site operating expenses	82,435	24,288	—	106,723
General and administrative	45,084	24,656	65,517	135,257
Rent	101,908	468	576	102,952
Depreciation and amortization	21,304	613	5,815	27,732
TBG mall location restructuring	—	20,711	—	20,711
Total operating expenses	660,452	108,773	71,908	841,133
Operating income (loss)	44,844	6,780	(71,908)	(20,284)
Other (expense) income:
Interest expense	—	—	(3,432)	(3,432)
Gain from sale of salon assets to franchisees, net	—	—	10,394	10,394
Interest income and other, net	—	—	1,453	1,453
Income (loss) from continuing operations before income taxes	$44,844	$6,780	$(63,493)	$(11,869)

	For the Nine Months Ended March 31, 2018
	Company-owned	Franchise	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$680,930	$—	$—	$680,930
Product	159,980	37,721	—	197,701
Royalties and fees	—	56,465	—	56,465
	840,910	94,186	—	935,096
Operating expenses:
Cost of service	406,767	—	—	406,767
Cost of product	77,628	29,537	—	107,165
Site operating expenses	96,443	19,732	—	116,175
General and administrative	51,822	19,005	58,658	129,485
Rent	146,376	168	736	147,280
Depreciation and amortization	39,224	275	7,265	46,764
TBG mall location restructuring	—	—	—	—
Total operating expenses	818,260	68,717	66,659	953,636
Operating income (loss)	22,650	25,469	(66,659)	(18,540)
Other (expense) income:
Interest expense	—	—	(9,402)	(9,402)
Gain from sale of salon assets to franchisees, net	—	—	255	255
Interest income and other, net	—	—	3,934	3,934
Income (loss) from continuing operations before income taxes	$22,650	$25,469	$(71,872)	$(23,753)

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of March 31, 2019, the Company owned, franchised or held ownership interests in 7,838 worldwide locations. Our locations consisted of 7,751 system-wide North American and International salons, and in 87 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2019, we had approximately 22,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2018 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities, and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2018 Annual Report on Form 10-K. Our updated policies on the amended revenue recognition guidance, ASC Topic 606, can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

The Company adopted the amended revenue recognition guidance, ASC Topic 606, on July 1, 2018 using the full retrospective transition method which required the adjustment of each prior reporting period presented. Recent accounting pronouncements are discussed in detail in Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for in discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further discussion on this transaction.

The Company realigned its field leadership team by brand during the period ended September 30, 2017. An outcome of this reorganization is that the costs associated with senior district leaders were moved out of cost of goods sold and site operating expense and into G&A. This change, which affected one month of comparability during the nine months, does not impact the overall consolidated results. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(2.4), $(0.4) and $2.8 million, respectively, for the nine months ended March 31, 2018. This expense classification does not have a financial impact on the Company's reported operating (loss) income, reported net (loss) income or cash flows from operations.

In the past field leaders were responsible for a geographical area that included a variety of brands, with different business models, services, pay plans and guest expectations. They also served as salon managers with a home salon that they spent a large portion of their time serving guests rather than field leadership.

Impact of salons sold to franchisees on operations.

In the three and nine months ended March 31, 2019, the Company sold 245 and 502, respectively, company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended March 31,		Increase	Nine Months Ended March 31,		(Decrease) Increase
(Dollars in thousands)	2019	2018		2019	2018

Salons sold to franchisees (1)	245	126	119	502	1,437	(935)
Cash proceeds received	$30,569	$2,924	$27,645	$54,619	$5,620	$48,999

Gain on sale of venditions, excluding goodwill derecognition	$27,421	$1,409	$26,012	$43,922	$1,969	$41,953
Non-cash goodwill derecognition	(15,932)	(1,172)	14,760	(33,528)	(1,714)	31,814
Gain from sale of salon assets to franchisees, net	$11,489	$237	$11,252	$10,394	$255	$10,139
____________________________________
(1)    In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing
858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group (TBG).

System-wide results

As we transition to an asset-light franchise platform our results will be more impacted by our system-wide sales, which include sales by all points of distribution, whether owned by the Company or our franchisees. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance.

System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
SmartStyle	0.6%	0.6%	1.2%	(0.1)%
Supercuts	(2.2)	3.2	(0.2)	2.5
Signature Style	(3.9)	2.2	(1.0)	0.6
Total, excluding TBG mall-locations	(2.0)%	NA	(0.1)%	NA
TBG mall-locations	(4.7)	NA	(4.0)	NA
Total	(2.4)%	2.2%	(0.5)%	1.1%
_____________________________

(1)
System-wide same-store sales are calculated as the total change in sales for system-wide company-owned and franchise locations for more than one year (including TBG mall locations in 2019) that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Periods Ended March 31,
	Three Months						Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$181.8	$222.0	70.4%	72.6%	(220)	(200)	$580.1	$680.9	70.6%	72.9%	(230)	(140)
Product revenues	53.8	64.9	20.8	21.2	(40)	120	173.0	197.7	21.1	21.1	—	80
Franchise royalties and fees	22.8	18.9	8.8	6.2	260	80	67.8	56.5	8.3	6.0	230	60

Cost of service (2)	111.6	132.1	61.4	59.5	190	(470)	348.1	406.8	60.0	59.7	30	(380)
Cost of product (2)	31.2	37.1	58.0	57.2	80	870	99.7	107.2	57.6	54.2	340	500
Site operating expenses	34.3	37.5	13.3	12.3	100	80	106.7	116.2	13.0	12.4	60	50
General and administrative	41.7	45.7	16.1	15.0	110	70	135.3	129.5	16.5	13.8	270	150
Rent	32.3	39.4	12.5	12.9	(40)	(140)	103.0	147.3	12.5	15.8	(330)	160
Depreciation and amortization	8.6	9.6	3.3	3.1	20	(120)	27.7	46.8	3.4	5.0	(160)	100
TBG mall location restructuring	20.7	—	8.0	—	800	—	20.7	—	2.5	—	250	—

Operating (loss) income	(22.2)	4.3	(8.6)	1.4	(1,000)	340	(20.3)	(18.5)	(2.5)	(2.0)	(50)	(260)

Interest expense	1.4	5.1	0.5	1.7	(120)	100	3.4	9.4	0.4	1.0	(60)	30
Gain from sale of salon assets to franchisees, net	11.5	0.2	4.4	0.1	430	10	10.4	0.3	1.3	—	130	—
Interest income and other, net	0.5	1.5	0.2	0.5	(30)	40	1.5	3.9	0.2	0.4	(20)	30

Income tax (expense) benefit (3)	(3.2)	2.6	28.1	267.3	N/A	N/A	(3.0)	77.9	25.2	327.9	N/A	N/A

Income (loss) from TBG discontinued operations, net of taxes	0.2	(10.6)	0.1	(3.5)	360	(140)	6.0	(51.0)	0.7	(5.5)	620	(420)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Company-owned salons:
SmartStyle	$96,139	$112,857	$286,465	$361,556
Supercuts	48,552	70,448	174,687	212,914
Signature Style	76,545	88,697	244,144	266,440
Total Company-owned salons	221,236	272,002	705,296	840,910
Company-owned salon same-store sales decrease (1)	(2.5)%	1.6%	(0.4)%	0.4%

Franchise salons:
Product	14,339	14,931	47,786	37,721
Royalties and fees	22,768	18,850	67,767	56,465
Total Franchise salons	37,107	33,781	115,553	94,186
Franchise Same-Store Sales Comps, excluding TBG mall locations (2)	(1.3)%	NA	0.4%	NA
Franchise salon same-store sales decrease (2)	(2.2)%	3.3%	(0.5)%	2.5%

Consolidated revenues	$258,343	$305,783	$820,849	$935,096
Percent change from prior year	(15.5)%	(4.3)%	(12.2)%	(3.1)%
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

(2)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG is not included in 2018 same-store sales as it was not a franchise location in the previous year.

Decreases in consolidated revenues were driven by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
Factor	2019	2018	2019	2018
Company-owned same-store sales	(2.5)%	1.6%	(0.4)%	0.4%
Closed salons	(5.7)	(5.1)	(5.7)	(3.0)
Salons sold to franchisees	(7.6)	(3.4)	(6.9)	(2.4)
New company-owned salons	—	0.1	—	0.2
Franchise product and royalties and fees	0.3	0.1	0.2	0.2
Franchise same-store sales (1)	—	—	—	—
TBG product, royalties and fees	(0.9)	2.0	0.6	1.3
Advertising fund	0.6	0.1	0.5	0.1
Foreign currency	(0.3)	0.3	(0.3)	0.3
Other	0.6	—	(0.2)	(0.2)
	(15.5)%	(4.3)%	(12.2)%	(3.1)%

(1)
Franchise same-store sales increase (decrease) franchise royalties. As we transition to the asset-light franchise platform, franchise same-store sales will become more significant to consolidated revenues.

Three and Nine Months Ended March 31, 2019 Compared with Three and Nine Months Ended March 31, 2018

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.

Consolidated revenue decreased $47.4 and $114.2 million for the three and nine months ended March 31, 2019, respectively. Service revenue and product revenue decreased $40.2 and $11.1 million, respectively, in the three months ended March 31, 2019 and decreased $100.9 and $24.7 million, respectively, in the nine months ended March 31, 2019. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees and the shift of the lead up to the Easter holiday from March 2018 to April 2019 which was estimated to unfavorably impact same-store sales by approximately 0.9%. The Company constructed 6 salons and closed 123 company-owned salons and sold (net of buybacks) 635 company-owned salons to franchisees during the twelve months ended March 31, 2019 (2019 Net Salon Count Changes). Company-owned same-store sales decreases of 2.5% and 0.4% during the three and nine months ended March 31, 2019 were due to decreases of 6.1% and 4.8%, respectively, in same-store guest transactions, partly offset by a increases of 3.6% and 4.4%, respectively, in average ticket price. The decline in service and product revenue was partially offset by an increase in royalty and fee revenue of $3.9 and $11.3 million in the three and nine months ended March 31, 2019, respectively. The increase is primarily a result of increased number of franchised locations during the twelve months ended March 31, 2019.

Consolidated revenue decreased $13.6 and $30.3 million for the three and nine months ended March 31, 2018, respectively. Service revenue decreased $16.1 and $36.1 million for the three and nine months ended March 31, 2018, respectively. The decline in service revenue is primarily the result of the Company's sale of salons to franchisees. The Company constructed (net of relocations) 4 company-owned salons and closed 740 company-owned salons and sold (net of buybacks), excluding the salons previously included in the Company's previous mall-based business and International segment, 376 company-owned salons to franchisees during the twelve months ended March 31, 2018 (2018 Net Salon Count Changes). Product revenue increased $1.0 and $1.8 million for the three and nine months ended March 31, 2018, respectively. The company-owned same-store sales increases of 1.6% and 0.4% during the three and nine months ended March 31, 2018, respectively, were due to increases of 3.3% and 3.1%, respectively, in average ticket price, partly offset by decreases of 1.7% and 2.7%, respectively, in same-store transactions. The Company estimates the shift of the the lead up to the Easter holiday from April 2017 to March 2018 favorably impacted same-store sales approximately 0.9% during the three months ended March 31, 2018. Revenue related to franchised locations increased $8.9 and $19.2 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of product sold to TBG and increased number of franchised locations during the twelve months ended March 31, 2018. Also impacting revenues for the three and nine months ended March 31, 2018, were favorable foreign currency and a cumulative adjustment related to discontinuing a piloted loyalty program.

Service Revenues

The decreases of $40.2 and $100.9 million in service revenues during the three and nine months ended March 31, 2019 were primarily due to the 2019 Net Salon Count Changes and company-owned same-store service sales decreases of 2.4% and 0.1% during the three and nine months ended March 31, 2019, respectively, primarily the result of of 6.3% and 4.8% decreases in same-store guest transactions, respectively, and increases of 3.9% and 4.7% in average ticket price, respectively. Additionally, the nine months ended March 31, 2019 were also unfavorable due to the prior year cumulative adjustments related to the discontinuation of the piloted loyalty program, partly offset by less impact from hurricanes as compared to the prior year.

The decreases of $16.1 and $36.1 million in service revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to the 2018 Net Salon Count Changes. Company-owned same-store service sales increases of 1.4% and 0.5% during the three and nine months ended March 31, 2018, respectively, were primarily the result of 3.6% and 3.5% increases in average ticket price, respectively, and decreases of 2.2% and 3.0%, respectively, in same-store guest transactions. Also impacting service revenues during the three and nine months ended March 31, 2018, was a favorable foreign currency. The nine months ended March 31, 2018 were also impacted by a favorable cumulative adjustment related to the discontinuation of a piloted loyalty program, partly offset by unfavorable impact from hurricanes in the southern United States.

Product Revenues

The decreases of $11.1 and $24.7 million in product revenues during the three and nine months ended March 31, 2019 were primarily due to 2019 Net Salon Count Changes, the lapping on a one-time benefit related to discounted close-out product sales as part of the SmartStyle operational restructuring in the prior year and company-owned same-store product sales decreases of 3.0% and 1.7%, respectively, partly offset by product sold to franchisees. For the three and nine months ended March 31, 2019, the decreases in company-owned same-store product sales was primarily the result of decreases in company-owned same-store transactions of 6.8% and 5.7%, respectively, partially offset by increases in average ticket price of 3.8% and 4.0%, respectively. Additionally, there was less impact from hurricanes in the nine months ended March 31, 2019 as compared to the prior year.

The increases of $1.0 and $1.8 million in product revenues during the three and nine months ended March 31, 2018 were primarily due to product sold to TBG, partly offset by the 2018 Net Salon Count Changes. The increase in the three and nine months ended March 31, 2018 was also due to company-owned same-store product sales increase of 2.5% and 0.0%, respectively, primarily the result of the increase in average ticket price of 4.4% and 3.7%, respectively, partially offset by the decrease in same-store transactions of 1.9% and 3.7%, respectively. The nine months ended March 31, 2018 were also negatively impacted by hurricanes in the southern United States.

Royalties and Fees

The increases of $3.9 and $11.3 million in royalties and fees for the three and nine months ended March 31, 2019, respectively, were primarily due to an increase in franchise locations. Total franchised locations open at March 31, 2019 were 4,375 as compared to 4,012 at March 31, 2018.

The increases of $1.5 and $3.9 million in royalties and fees for the three and nine months ended March 31, 2018, respectively, was primarily the result of higher royalties due to the increased number of franchised locations. Total franchised locations open at March 31, 2018 were 4,012 as compared to 2,561 at March 31, 2017.

Cost of Service

The 190 and 30 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2019, respectively, were due to higher minimum wage and commissions. The 30 basis point increase in cost of service for the nine months ended March 31, 2019 was also due to the lapping of the one-time benefit of discontinuing the piloted loyalty program in the prior year, partly offset by the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018 and the lapping of the negative hurricane impact in the prior year.

The 470 and 380 basis point decreases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering this change in expense categorization, cost of service as a percent of service revenues decreased 180 and 110 basis points for the three and nine months ended March 31, 2018, respectively, as a result of improved stylist productivity and cost savings associated with salon tools, partly offset by state minimum wage increases and higher health insurance costs. The nine months ended March 31, 2018 was also negatively impacted by hurricanes in the southern United States.

Cost of Product

The 80 and 340 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2019, respectively, were primarily due to the shift into lower margin products to franchisees and product discounting. The nine months ended March 31, 2019, also increased due to the lapping of the one-time benefit of discontinuing the piloted loyalty program in the prior year, partly offset by the lapping of inventory reserve related to the SmartStyle restructure in the prior year.

The 870 and 500 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2018, respectively, were primarily due to franchise product sold to The Beautiful Group and shift into lower margin product revenue to franchisees. The nine months ended March 31, 2018, were also negatively impacted by inventory reserves related to the SmartStyle restructure, partly offset by the one-time benefit of discontinuing the loyalty program in fiscal year 2018.

Site Operating Expenses

The decreases of $3.2 and $9.5 million in site operating expenses during the three and nine months ended March 31, 2019, respectively, were due to a net reduction in salon counts, partly offset by increased advertising fund costs as a result of increased franchise salons and marketing costs associated with our industry exclusive sponsorship with Major League Baseball.

The increases of $0.7 and $1.3 million in site operating expenses during the three and nine months ended March 31, 2018, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering the change in expense categorization, site operating expenses increased $2.2 and $5.6 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of the SmartStyle marketing campaign, marketing costs associated with our industry exclusive sponsorship with Major League Baseball, and less favorable actuarial adjustments related to workers' compensation accruals, partly offset by a net reduction in salon counts.

General and Administrative

The decrease of $4.0 million in general and administrative (G&A) during the three months ended March 31, 2019 was primarily due lower administrative and field management salaries and bonuses, partly offset by increased stock compensation expense and professional fees. The increase of $5.8 million in G&A during the nine months ended March 31, 2019 was primarily due to prior year's favorable impact from a gain associated with life insurance proceeds in connection with the passing of a former executive officer, the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, increased stock compensation expense and professional fees, partly offset by lower administrative, corporate and field management salaries, the lapping of prior year's severance payments related to terminations of former executives and lower bonus expense.

General and administrative (G&A) remained flat during the three months ended March 31, 2018. The increase of $11.2 million in general and administrative (G&A) during the nine months ended March 31, 2018, was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering the change in expense categorization, G&A decreased $8.5 and $12.4 million during the three and nine months ended March 31, 2018, respectively, primarily as a result of the prior year including severance related to the termination of former executive officers. The remaining decrease in G&A during the nine months ended March 31, 2018, was primarily a result of a gain associated with life insurance proceeds in connection with the passing of a former executive officer, partially offset by severance payments related to terminations of former executives, year over year increase in incentive compensation accruals and professional fees.

Rent

The decreases of $7.1 and $44.3 million in rent expense during the three and nine months ended March 31, 2019, respectively, were primarily due to the net reduction in salon counts, partly offset by rent inflation. The decrease during the nine months ended March 31, 2019 was also due to the lapping of lease termination and other related closure costs associated with the SmartStyle operational restructuring in the prior year.

The decrease of $6.4 million in rent expense during the three months ended March 31, 2018 was primarily due to a net reduction in salon counts, partly offset by rent inflation. The increase of $10.1 million in rent expense during the nine months ended March 31, 2018 was primarily due to lease termination and other related closure costs associated with the SmartStyle operational restructuring and rent inflation, partly offset by a deferred rent adjustment related to the SmartStyle restructuring and a net reduction in salon counts.

Depreciation and Amortization

The decreases of $0.9 and $19.0 million in depreciation and amortization (D&A) during the three and nine months ended March 31, 2019, respectively, were primarily due to the reduced salon base. The decrease during the three months ended March 31, 2019 was partly offset by higher fixed asset impairment charges. Decrease during the nine months ended March 31, 2019 was also due the lapping of costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle operational restructuring in the prior year and lower fixed asset impairments.

The decrease of $4.0 million in depreciation and amortization (D&A) during the three months ended March 31, 2018 was primarily due to to lower fixed asset impairment charges and depreciation on a reduced salon based. The increase of $8.4 million in D&A during the nine months ended March 31, 2018 was primarily due to costs associated with returning SmartStyle locations to their pre-occupancy condition in connection with the SmartStyle restructuring and higher fixed asset impairment charges, partly offset by lower depreciation on a reduced salon base.

TBG Mall Location Restructuring

In the three and nine months ended March 31, 2019 the Company recorded a reserve against a note receivable of $8.0 million and accounts receivables of $12.7 million due from TBG based on TBG’s inability to meet the requirements of the promissory notes, including non-payment of amounts due to the Company. The $8.0 million note relates to prior year inventory shipments and the $12.7 million of receivables primarily relates to current year inventory shipments. As of March 31, 2019, the Company has fully reserved for all amounts invoiced to TBG. There were no related TBG charges in the three and nine months ended March 31, 2018 and March 31. 2017.

Interest Expense

The decreases of $3.7 and $6.0 million in interest expense for the three and nine months ended March 31, 2019, respectively, were primarily due to a lower outstanding principal and lower interest rates associated with the revolving credit facility compared to the retired senior term note, partially offset by lapping of the premium and unamortized debt discount associated with paying off the senior term note in the prior year.

The increases of $3.0 million in interest expense for the three and nine months ended March 31, 2018 were primarily due to the premium and unamortized debt discount associated with paying off the senior term note.

Gain from sale of salon assets to franchisees, net

In three months ended March 31, 2019 the gain from sale of salon assets to franchisees was $11.5 million, including non-cash goodwill derecognition of $15.9 million. In the nine months ended March 31, 2019 the gain from the sale of salons assets to franchisees was $10.4 million, including $33.5 million of non-cash goodwill derecognition.

In the three months ended March 31, 2018 the gain from the sale of salons assets to franchisees was $0.2 million, including non-cash goodwill derecognition of $1.2 million. In the nine months ended March 31, 2018 the gain from the sale of salons assets to franchisees was $0.3 million, including non-cash goodwill derecognition of $1.7 million.

Interest Income and Other, net

The decreases of $1.0 and $2.5 million in interest income and other, net during the three and nine months ended March 31, 2019, respectively, were primarily due to the lapping of income received for transition services related to TBG transaction and lapping interest income associated with life insurance contracts the Company settled in June 2018.

The increases of $1.2 and $2.6 million in interest income and other, net during the three and nine months ended March 31, 2018, respectively, were primarily due to income received for transition services related to the TBG transaction, partly offset by a prior year insurance recovery benefit.

Income Taxes

During the three and nine months ended March 31, 2019 the Company recognized tax expense of $3.2 and $3.0 million, respectively, with a corresponding effective tax rate of (28.1%) and (25.2%) as compared to recognizing tax benefit of $2.6 and $77.9 million, respectively, with a corresponding effective tax rate of (267.3%) and 327.9% during the three and nine months ended March 31, 2018.

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2019 and three and nine months ended March 31, 2018 were different than what would normally be expected primarily due to the impact of tax legislation commonly referred to as the Tax Cuts and Jobs Act, state conformity of the new federal provisions and the deferred tax valuation allowance. The majority of the tax provision in periods ended prior to December 31, 2017 related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company could not recognize for reporting purposes.

See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Income (loss) from TBG Discontinued Operations

Income from TBG discontinued operations was $0.2 million and $6.0 million during the three and nine months ended March 31, 2019, respectively. Income from the three and nine months ended March 31, 2019 was primarily due to actuarial insurance accrual adjustments associated with the TBG transaction, partly offset by professional fees. Income from the nine months ended March 31, 2019 was also primarily due to income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations.

Loss associated with the TBG discontinued operations of the mall-based business and International segment during the three and nine months ended March 31, 2018 was $10.6 and $51.0 million, respectively. The loss during the three and nine months ended March 31, 2018 is primarily due to asset impairment charges, the loss from operations and professional fees associated with the transaction. The loss during the nine months ended March 31, 2018 was also due to the recognition of net loss of amounts previously classified within accumulated other comprehensive income, partially offset by an income tax benefit. The recognition of the net loss of amounts previously classified within accumulated other comprehensive income into earnings was the result of the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Company-owned salons and Franchise salons. See Note 12 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Company-owned Salons

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(Dollars in millions)		(Decrease) Increase		(Dollars in millions)		(Decrease) Increase
Total revenue	$221.2	$272.0	$(50.8)	$(22.5)	$705.3	$840.9	$(135.6)	$(49.5)
Company-owned same-store sales	(2.5)%	1.6%	(410 bps)	330 bps	(0.4)%	0.4%	(80 bps)	170 bps

Operating income	$10.7	$19.3	$(8.6)	$2.6	$44.8	$22.7	$22.2	$(34.4)

Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
Factor	2019	2018	2019	2018
Company-owned same-store sales	(2.5)%	1.6%	(0.4)%	0.4%
Closed salons	(6.2)	(5.5)	(6.2)	(3.2)
Salons sold to franchisees	(10.0)	(4.3)	(9.0)	(3.0)
New stores	—	0.1	—	0.2
Foreign currency	(0.3)	0.3	(0.3)	0.3
Other	0.3	0.2	(0.2)	(0.3)
	(18.7)%	(7.6)%	(16.1)%	(5.6)%

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
SmartStyle	1.1%	0.6%	1.6%	(0.1)%
Supercuts	(5.6)	3.5	(2.1)	2.2
Signature Style	(4.7)	1.5	(1.5)	(0.2)
Total	(2.5)%	1.6%	(0.4)%	0.4%

Company-owned salon revenues decreased $50.8 and $135.6 million during the three and nine months ended March 31, 2019, respectively, primarily due to the closure of a net 117 salons and the sale of 635 company-owned salons (net of buybacks) to franchisees during the twelve months ended March 31, 2019. The decreases were also due to company-owned same-store sale decreases of 2.5% and 0.4% during the three and nine months ended March 31, 2019, respectively. The company-owned same-store sales decreases were due to decreases of 6.1% and 4.8% in same-store guest transactions, partly offset by increases of 3.6% and 4.4% in average ticket prices during the three and nine months ended March 31, 2019, respectively.
Company-owned Salon Operating Income
During the three and nine months ended March 31, 2019, Company-owned salon operations generated operating income of $10.7 and $44.8 million, (decrease) increase of $(8.6) and $22.2 million respectively, compared to the prior comparable period. The decrease during the three months ended March 31, 2019 was primarily due to the net reduction in company-owned salons and same-store sale decline. The increase during the nine months ended March 31, 2019 was primarily due to the lapping the impairment charge related to the SmartStyle restructuring and the closing of underperforming salons.

Franchise Salons

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(Dollars in millions)		Increase		(Dollars in millions)		Increase
Revenue
Product	$10.6	$8.4	$2.2	$0.9	$31.3	$24.8	$6.5	$2.3
Product sold to TBG	3.7	6.5	(2.8)	6.5	16.5	12.9	3.6	12.9
Total product	$14.3	$14.9	$(0.6)	$7.4	$47.8	$37.7	$10.1	$15.2
Royalties and fees (1)	22.8	18.9	3.9	1.5	67.8	56.5	11.3	3.9
Total franchise salons revenue (2)	$37.1	$33.8	$3.3	$8.9	$115.6	$94.2	$21.4	$19.2
Franchise same-store sales, excluding TBG mall-locations (3)	(1.3)%	NA			0.4%	NA
Franchise same-store sales (3)	(2.2)%	3.3%	(550 bps)	340 bps	(0.5)%	2.5%	(300 bps)	190 bps

Operating income	$(11.1)	$8.5	$(19.6)	$0.5	$5.1	$25.2	$(20.1)	$1.7
Operating income from TBG	(0.1)	—	(0.1)	—	1.7	0.3	1.4	0.3
Total operating income (2)	$(11.2)	$8.5	$(19.7)	$0.5	$6.8	$25.5	$(18.7)	$2.0
_______________________________________________________________________________

(1)	Total includes $0.0 and $1.7 million of royalties related to TBG during the three and nine months ended March 31, 2019.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

(3)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG is not included in 2018 same-store sales as it was not a franchise location in the previous year.

Increases in franchise revenues were driven by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
Factor	2019	2018	2019	2018
Franchise same-store sales (1)	(0.3)%	1.0%	0.1%	0.9%
Franchise product	0.6	(2.9)	0.2	(1.9)
Franchise royalties and fees	2.2	3.6	2.0	3.2
TBG product, royalties and fees	(8.3)	26.3	5.5	17.2
Salons sold to franchisees and new salons	11.8	6.6	11.8	5.2
Closed salons	(1.3)	(0.5)	(1.4)	(0.5)
Advertising fund	5.6	1.0	4.8	1.0
Foreign currency	(0.4)	0.4	(0.4)	0.4
Other	(0.1)	0.1	0.1	—
	9.8%	35.6%	22.7%	25.5%

(1)
Franchise same-store sales increase (decrease) franchise royalties. As we transition to the asset-light franchise platform, franchise same-store sales will become more significant to consolidated revenues.

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
SmartStyle	(5.2)%	0.9%	(4.7)%	(4.3)%
Supercuts	(0.6)	3.1	0.8	2.7
Signature Style	(2.2)	3.7	0.1	2.2
Total, excluding TBG mall-locations (1)	(1.3)%	NA	0.4%	NA
TBG mall-locations	(4.7)	NA	(4.0)	NA
Total	(2.2)%	3.3%	(0.5)%	2.5%

(1)	Same-store sales include salons that have been a franchise location for more than one year, therefore TBG is not included in 2018 same-store sales.
Franchise Salon Revenues
Franchise salon revenues increased $3.3 and $21.4 million during the three and nine months ended March 31, 2019. Increase during the three months ended March 31, 2019, was primarily due to an increase of $3.9 million in royalties, ad fund revenue and fees due to higher franchise salon counts, offset by a decrease of $0.6 million in franchise product sales. Increase during the nine months ended March 31, 2019, was primarily due to an increase of $11.3 million in royalties, ad fund revenue and fees due to higher franchise salon counts and an increase of $10.1 million in franchise product sales as a result of higher franchise salon counts. During the twelve months ended March 31, 2019, franchisees constructed (net of relocations) and closed 72 and 344 franchise-owned salons, respectively, and purchased (net of Company buybacks) 635 salons from the Company during the same period.
Franchise Salon Operating (Loss) Income
During the three months ended March 31, 2019, Franchise salon operations generated operating loss of $11.2 million, a decrease of $19.7 million compared to prior comparable period. The decrease during the three months ended March 31, 2019 was primarily due to the $20.7 million charge related to fully reserving TBG's note and all TBG receivables, increased discounting and increased inventory reserves, partly offset by higher royalties and fees. During the nine months ended March 31, 2019, Franchise salon operations generated operating income of $6.8 million, a decrease of $18.7 million compared to prior comparable period. The decrease during the nine months ended March 31, 2019 was primarily due to the $20.7 million charge related to fully reserving TBG's note and all TBG receivables and lower product margins, partially offset by the increased number of new franchised locations resulting in an increase in royalties.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $1.8 million during the three months ended March 31, 2019 primarily driven by lower general and administrative salaries and bonuses. Corporate operating loss increased $5.2 million during the nine months ended March 31, 2019 primarily driven by prior year's favorable impact from a $8.0 million gain associated with life insurance proceeds in connection with the passing of a former executive officer and $5.6 million of professional fees, partially offset by lower general and administrative salaries and bonuses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.

As of March 31, 2019, cash and cash equivalents were $71.1 million, with $65.6 and $5.6 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $182.0 million was available as of March 31, 2019. See Note 10 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2019, cash used in operating activities of $20.3 million, a decrease of $1.4 million compared to the prior comparable period. Cash from operations was used primarily for strategic investments in new product lines and planned strategic G&A investments to enhance the Company's franchisor capabilities and support the increased volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.

Cash Flows from Investing Activities

During the nine months ended March 31, 2019, cash provided by investing activities of $56.1 million, an increase of $53.6 million compared to the prior comparable period, was primarily from proceeds from the settlement of company-owned life insurance policies of $24.6 million and cash proceeds from sale of salon assets of $54.6 million, partly offset by capital expenditures of $23.2 million.

Cash Flows from Financing Activities

During the nine months ended March 31, 2019, cash used in financing activities of $89.7 million, an increase of $43.1 million compared to the prior comparable period was primarily from the repurchase of common stock of $105.4 million, employee taxes paid for shares withheld of $2.4 million, partly offset by the $18.1 million of proceeds from the sale and lease back transaction of one of the Company's distribution centers.

Financing Arrangements

See Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease) (1)
March 31, 2019	22.3%	670
June 30, 2018	15.6%	(390)
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2018 and
June 30, 2017, respectively).

The 670 basis point increase in the debt to capitalization ratio as of March 31, 2019 as compared to June 30, 2018 was primarily due to decreases in shareholders' equity resulting from the repurchase of 6.0 million of the Company's shares for $106.3 million, as well as the debt associated with the sale leaseback of one of the Company's distribution centers.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended March 31, 2019, the Company repurchased 2.1 million shares for $37.9 million. As of March 31, 2019, 25.9 million shares have been cumulatively repurchased for $520.9 million, and $129.1 million remains outstanding under the approved stock repurchase program.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating them as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, as defined by total transactions, the capabilities of TBG, the accuracy and reliability of TBG’s financial reporting systems, TBG's ability to maintain adequate working capital, technology and landlord issues. In particular, as of March 31, 2019, prior to any mitigation efforts which may be available to us, we estimate that we remain liable for up to $64.8 million, which is a material reduction from October 1, 2017, under the leases for certain of these salons until the end of their various terms, and we could be required to make cash payments if TBG fails to do so, which could materially adversely impact our results of operations or cash flows.  TBG has struggled to make changes that improve the business of the mall-based salons and the International business. TBG’s same store sales have declined year over year and there is no assurance that TBG will be successful in improving performance in the future. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby ending this income stream. In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, TBG has been consistently delinquent on its payments to the Company and to third parties. TBG’s continued failure to pay landlords, suppliers, service providers and other third parties could adversely affect the Company’s relationships with such third parties and/or result in an allegation (albeit tenuous) by such third parties that the Company should be responsible for TBG’s payment obligations, which in turn could adversely affect the Company’s operations and financial condition. It is foreseeable that TBG may in the future continue to have cash flow and working capital issues, which could have significant adverse impacts on our business. In August 2018, we restructured certain payments due to us from TBG in the form of promissory notes representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivables, a majority of which was for inventory payables. All notes have a maturity date of August 2, 2020. Pursuant to the working capital notes, such notes would be forgiven as of the maturity date and exchanged for a three-year contingent payment right that is payable upon the occurrence of certain TBG monetization events if no default had occurred under such notes and certain other conditions are met. Based on TBG’s inability to meet the requirements of the promissory notes, including non-payment of amounts due to the Company, the Company recorded a full reserve against such notes. In addition, the Company has recorded additional reserves of approximately $11.6 million for inventory and $1.1 million for outstanding royalties that TBG has failed to pay. As of March 31, 2019, the Company has fully reserved for all amounts invoiced to TBG.

In October 2018, TBG filed a voluntary insolvency proceeding involving its United Kingdom business, which its creditors approved ("CVA"). In November 2018, a group of landlords filed a legal challenge to the CVA in United Kingdom’s High Court alleging material irregularity and unfair prejudice. If the CVA is overturned, or is otherwise not implemented, it is likely that TBG’s United Kingdom business will no longer be able to trade as a going concern, which is likely to result in bankruptcy and/or administrative proceedings. Even if the CVA is implemented and the challenge overturned or a settlement reached, TBG may still not successfully achieve the cost savings and other benefits contemplated by the CVA. Negative events associated with the CVA process and challenge could adversely affect TBG’s and/or our relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect TBG’s and/or our operations and financial condition. We had previously agreed in the note documents that a CVA filing would not constitute an item of default and TBG’s debt obligations to us currently remain intact. The Company foresees that TBG may in the future need to attempt to further restructure or even divest of (operationally, legally, or otherwise) its businesses, operations and obligations in order to remain a going concern. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, reversion of the leases in respect of certain divested salons back to the Company and enforcement of a guarantee. If the divested salons were to revert, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully, or its ability to make payments when due to the Company or third parties, could adversely affect our business, including increased reputation risks, litigation risks, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2019, the Company repurchased 2.1 million and 6.0 million shares, respectively, for $37.9 million and $106.3 million, respectively. As of March 31, 2019, a total accumulated 25.9 million shares have been repurchased for $520.9 million. At March 31, 2019, $129.1 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

1/1/19 - 1/31/19	1,357,039	$18.43	25,195,359	$142,012
2/1/19 - 2/28/19	294,004	18.35	25,489,363	136,617
3/1/19 - 3/31/19	399,387	18.72	25,888,750	129,141
Total	2,050,430	$18.47	25,888,750	$129,141

Item 6.  Exhibits

Exhibit 10.1	Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019.

Exhibit 10.2	Regis Corporation Stock Purchase and Matching RSU Program as amended and restated effective March 20, 2019, including form of SPMP and forms of Matching RSU Award Agreements.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: April 30, 2019	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: April 30, 2019	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)