Form 10-K
period 2019-06-30
REGIS CORP
filed 2019-08-27
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	6/30/2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)
7201 Metro Boulevard	Edina	Minnesota	55439
(Address of principal executive offices)			(Zip Code)
(952) 947-7777
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2018, was approximately $520,254,859. The registrant has no non-voting common equity.
As of August 9, 2019, the registrant had 35,968,926 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2019 meeting of shareholders (the "2019 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2019) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our and our franchisee's ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of salons to franchisees; if our capital investments in improving technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; The Beautiful Group's ability to operate its salons successfully, as well as maintain adequate working capital; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED June 30, 2019

PART I

Item 1.    Business
General:
Regis Corporation franchises, owns and operates hairstyling and hair care salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2019, the Company franchised, owned or held ownership interests in 7,145 locations worldwide. The Company's locations consist of 3,951 franchised salons, 3,108 company-owned salons, and 86 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services.
The major services supplied by the salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services.  Salons also sell a variety of hair care and other beauty products.  We earn revenue for services and products sold at our company-owned salons, product sold to franchisees, and earn royalty revenue based on service and product sales at our franchise locations.

In fiscal year 2017, we announced plans to expand the franchise side of our business, through organic growth and by selling certain company-owned salons to franchisees over time where it made financial sense for the Company and shareholders, as well as our review of strategic alternatives for company-owned mall-based locations. In January 2017, we began franchising the SmartStyle brand throughout the U.S. for the first time. In fiscal year 2018, the Company began to further expand its franchise business by selling 449 non-mall salons to franchisees, including 33 Supercuts salons. In fiscal year 2019, the Company accelerated its sale of salons to franchisees by selling 767 salons across all brands.

Additionally, in October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent L.P., a private equity firm based in Los Angeles, California. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on the sale of our mall-based salon business and the previous International segment, which are now reported as a discontinued operation. As a result of the TBG transaction, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business and reports its operations in two operating segments: Franchise and Company-owned salons. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise and International. See Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Additionally, on June 27, 2019, the Company entered into a settlement agreement with TBG as previously disclosed, which, among other things, was primarily responsible for reducing the Company’s potential lease liability in connection with TBG operated salons from approximately $65 million to $41 million in the fourth quarter of fiscal 2019.

In January 2018, the Company closed 597 non-performing company-owned SmartStyle salons. The 597 non-performing salons generated negative cash flow of approximately $15 million during the twelve months ended September 30, 2017.

The Company's Franchise salon operations are comprised of 3,951 franchised salons operating in the United States (U.S.), Canada, the United Kingdom and Puerto Rico. The Company's company-owned salon operations are comprised of 3,108 salons operating in the U.S., Canada, and Puerto Rico. Salons operate primarily under the trade names of SmartStyle, Supercuts and Cost Cutters, and they generally serve the value category within the industry. Salons are primarily located in strip center locations and Walmart Supercenters. During fiscal years 2019 and 2018, the number of guest visits at the Company's company-owned salons approximated 40 and 50 million, respectively.
Financial information about our segments and geographic areas for fiscal years 2019, 2018, and 2017 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently-owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.

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
2019 Strategy:
The Company is focused on maximizing shareholder value. In order to successfully maximize shareholder value, we place a balanced approach on our guests, franchisees, employees, and shareholders. After carefully considering potential options to enhance shareholder value and based on the success of our vendition strategy in 2019, we reached a decision in August 2019 to fully transition our company-owned salons to a franchise platform. This strategic initiative is intended to facilitate an ongoing multi-year transformation to a capital-light business that we believe will be better positioned for sustainable growth. We believe the transformation of our salon platform coupled with the investments we are making in technology, marketing and advertising, merchandise and franchisor capabilities will be in the best long-term interests of our shareholders.
Key Elements of Our Strategy
In fiscal year 2019, the Company executed on various management initiatives to accelerate the growth of its franchise business and to stabilize and enhance performance in company-owned salons as we expand our franchise business and make thoughtful investments in the future state. The core components of the various management initiatives are focused on improving our performance by establishing core competencies to support franchise growth, eliminating non-essential costs, sourcing trend-driven professional beauty care products, optimizing our supply chain and distributor capabilities, creating industry-leading stylist recruiting and education, offering differentiated brands and consumer focused marketing and advertising and launching transformational technology to reduce friction and enhance the customer experience.

In order to continue providing an exceptional guest experience, we opened our technology offices in Fremont, California during fiscal year 2019 where we have invested in a dedicated product engineering team. We have partnered with Google to improve and streamline the salon discovery and customer booking experience. We also launched Opensalon™, Regis' proprietary platform that allows customers to book salon services directly and enables customers to reserve and check-in for various salon services via mobile devices or desktops, for those salons that have chosen to adopt the utilization of such technology. These technology investments are meant to drive traffic to our franchise and company-owned salons.

We continue to evaluate our investments and disinvest in non-value generating programs while investing in other value generating initiatives. In addition to closing non-performing company owned salons, we repurposed certain corporate programs and have invested in our creative digital capabilities to re-position Regis as the leading operator of value brands and technical education.

Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, differentiating benefits and guest experience elements and comprehensive retail assortments, all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering an efficient guest experience. Our mobile applications and online check-in capabilities, including check-ins directly from Facebook Messenger and Google, allow us to capitalize on our guests' desire for convenience. We continue to focus on stylist staffing and retention, optimizing schedules and leveraging our POS systems to help us balance variable labor hours with guest traffic and manage guest wait times. Our salons are located in high-traffic strip centers and Walmart Supercenters, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with average service transactions ranging from $19 to $21. During fiscal year 2018, we greatly reduced the complexity of the service offerings within our SmartStyle portfolio with the introduction of "Everyday Simple Pricing" while also introducing a new "Express Haircut" service targeted towards the male guests who shop at Walmart and simplified the service offerings within our Signature Style portfolio. Pricing decisions are considered on a salon level basis and established based on local conditions. Our franchisees control all pricing at their locations.
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
Retail Assortments. The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of owned brand products. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Regis DESIGNLINE and Paul Mitchell. We also continued to expand our e-commerce initiative to distribute our Regis DESIGNLINE brand through new distribution channels, including amazon.com and walmart.com to supplement our existing in-salon sales and raise brand awareness.
Technology. Our point of sale (POS) systems have the ability to collect guest and transactional data and enable the Company to invest in guest relationship management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology allows us to monitor guest retention and to survey our guests for feedback on improving the guest experience. Our mobile applications allow guests to view wait times and interact in other ways with salons. We are making further investments to improve the speed and capabilities of our POS technology, improving the overall guest experience and develop salon management systems to support our growing base of franchisees.

Marketing. We are investing in advertising to drive traffic. This includes leveraging advertising and media, guest relationship management programs, digital programs, one-on-one communications and local tactical efforts (e.g., couponing), among other programs. Traffic driving efforts are targeted vs. a one-size-fits-all approach. Annual advertising and promotional plans are based on seasonality, consumer mindset, competitive positioning and return on investment. In fiscal year 2018, we entered into an industry-exclusive, multi-year sponsorship between Supercuts and Major League Baseball and select local club partnerships. Furthermore, we reinvigorated Supercuts creative approach to marketing by launching a new Supercuts® brand campaign in July 2019 with Michael Kelly as our spokesperson. We continually reallocate marketing investments into opportunities we believe represent the highest return to our shareholders.
Stylists
Our Company depends on its stylists to help deliver great guest experiences.
Field Leadership. Development of our field leaders is a high priority because stylists depend on their salons and field leaders for coaching, mentoring and motivation. Our training curriculum serves as the foundation for ongoing leadership development. Execution disciplines are used to drive accountability, execution and business performance. Incentives are designed to align field interests with those of the Company's shareholders by rewarding behaviors focused on revenue and EBITDA growth. This organization structure also provides a clear career path for our people who desire to ascend within the Company.
Technical Education. We place a tremendous amount of importance in ongoing development of our stylists' craft. We aim to be an industry leader in technical training, including the utilization of digital training that we enhanced significantly during fiscal year 2019. Our stylists deliver a superior experience for our guests when they are well trained technically and experientially. We employ technical trainers who provide new hire training for stylists joining the Company. We supplement internal training with targeted vendor training and external trainers who bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the running of a salon and essential elements of guest service training within the context of brand positions.
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
Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that loving our guests and stylists mandates a service-oriented, guest and stylist-focused mentality in supporting our field operations.
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
New Location. In March 2019, we announced a relocation of Salon Support to a new location in Minneapolis, which relocation should occur by early 2020. We believe the new headquarters will facilitate collaboration amongst our internal teams, support our employee recruiting efforts and enhance shareholder value.

Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional hair care products. A description of the Company's salon concepts is listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located exclusively in Walmart Supercenters. SmartStyle has primarily a walk-in guest base with value pricing. The Company has 615 franchised and 1,550 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenters. Service revenues represent approximately 71% of total company-owned SmartStyle revenues.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional hair care products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 2,340 franchised and 403 company-owned Supercuts locations throughout North America and in the United Kingdom. Service revenues represent approximately 91% of total company-owned Supercuts revenues.
Signature Style.   Signature Style salons are made up of acquired regional salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, Magicuts, Holiday Hair, Fiesta Salons, Roosters and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 766 Signature Style franchised and 1,155 Company-owned locations throughout North America. Service revenues represent approximately 89% of total company-owned Signature Style salons revenues.
International Salons.    International salons are franchised locations operating in the United Kingdom and Germany primarily under the Supercuts and Regis concepts. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products.
The tables on the following pages set forth the number of system-wide locations (company-owned and franchised) and activity within the various salon concepts.

System-wide location counts

	June 30,
	2019	2018	2017
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	1,550	1,660	2,652
Supercuts	403	928	980
Signature Style	1,155	1,378	1,468
Mall locations (1)	—	—	898
Total North American salons	3,108	3,966	5,998
Total International salons (1)(2)	—	—	275
Total, Company-owned salons	3,108	3,966	6,273
as a percent of total Company-owned and Franchise salons	44.0%	49.1%	70.3%
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores (3)	615	561	176
Supercuts	2,340	1,739	1,687
Signature Style	766	745	770
Total franchise locations, excluding TBG mall locations	3,721	3,045	2,633
Total North America TBG mall locations (1)	—	807	—
Total North American salons	3,721	3,852	2,633
Total International salons (1)(2)	230	262	13
Total, Franchised salons	3,951	4,114	2,646
as a percent of total Company-owned and Franchise salons	56.0%	50.9%	29.7%
Ownership interest locations:
Equity ownership interest locations	86	88	89
Grand Total, System-wide	7,145	8,168	9,008

Constructed Locations (net relocations)

	Fiscal Years
	2019	2018	2017
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	—	1	37
Supercuts	9	—	2
Signature Style	1	1	—
Total North American salons	10	2	39
Total International salons (1)(2)	—	1	2
Total, Company-owned salons	10	3	41
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores (3)	3	1	—
Supercuts	55	68	111
Signature Style	6	8	27
Total North American salons	64	77	138
Total International salons (1)(2)	1	2	8
Total, Franchised salons	65	79	146

Closed Locations

	Fiscal Years
	2019	2018	2017
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores (4)	(39)	(605)	(11)
Supercuts	(21)	(20)	(51)
Signature Style	(73)	(76)	(123)
Mall locations (Regis and MasterCuts) (1)	—	(14)	(226)
Total North American salons	(133)	(715)	(411)
Total International salons (1)(2)	—	(14)	(50)
Total, Company-owned salons	(133)	(729)	(461)
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores (3)	(18)	(4)	(6)
Supercuts	(72)	(72)	(44)
Signature Style	(33)	(40)	(43)
Mall locations (Regis and MasterCuts) (1)	(807)	(63)	—
Total North American salons	(930)	(179)	(93)
Total International salons (1)(2)	(33)	(15)	—
Total, Franchised salons	(963)	(194)	(93)
Conversions (including net franchisee transactions) (5)

	Fiscal Years
	2019	2018	2017
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	(71)	(388)	(57)
Supercuts	(513)	(32)	(24)
Signature Style	(151)	(15)	(13)
Mall locations (1)	—	(884)	—
Total North American salons	(735)	(1,319)	(94)
Total International salons (1)(2)	—	(262)	(5)
Total, Company-owned salons	(735)	(1,581)	(99)
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores (3)	69	388	57
Supercuts	618	56	41
Signature Style	48	7	(6)
Mall locations (1)	—	870	—
Total North American salons	735	1,321	92
Total International salons (1)(2)	—	262	5
Total, Franchised salons	735	1,583	97
_______________________________________________________________________________

(1)
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing approximately 250 salons in the UK, to TBG, who operated these locations as franchise locations until June 2019. TBG has subsequently closed many of those salons and since June 2019, operates the North American salons under a license agreement. The mall-based business and the previous International segment have been reported as a discontinued operation. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion.

(2)	Canadian and Puerto Rican salons are included in the North American salon totals.

(3)	Franchised SmartStyle salons in Walmart stores includes salons originally opened as Magicuts locations in Canadian Walmart stores that were rebranded to SmartStyle.

(4)	In January 2018, the Company closed 597 non-performing company-owned SmartStyle locations.

(5)
During fiscal years 2019, 2018, and 2017, the Company acquired thirty-two, zero, and one salon locations, respectively, from franchisees. During fiscal years 2019, 2018, and 2017, the Company sold 767, 1,581, and 100 salon locations, respectively, to franchisees.

Salon Franchising Program:
General.    We have various franchising programs supporting our 3,951 franchised salons as of June 30, 2019, consisting mainly of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters salons. We provide our franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of on-going support designed to help franchisees build successful businesses.
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
Affiliated Ownership Interest:
The Company maintains a noncontrolling 55.1% ownership interest in Empire Education Group, Inc. ("EEG"), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists directly from beauty school.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle®," "Supercuts®," " "Regis Salons®," "Cost Cutters®," "First Choice Haircutters®," and "Magicuts®."
Corporate Employees:
As of June 30, 2019, the Company had approximately 20,000 full and part-time employees worldwide, of which approximately 17,000 employees were located in the United States. The Company believes its employee relations are amicable.

Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Hugh Sawyer	65	President and Chief Executive Officer
Eric Bakken	52	Executive Vice President and President of Franchise
Chad Kapadia	50	Executive Vice President and Chief Technology Officer
Andrew Lacko	49	Executive Vice President and Chief Financial Officer
Jim Lain	55	Executive Vice President and Chief Operating Officer
James Townsend	43	Executive Vice President and Chief Marketing Officer
Laura Alexander	36	Senior Vice President, Chief Merchandising Officer
Shawn Moren	52	Senior Vice President and Chief Human Resources Officer
Amanda Rusin	37	Senior Vice President and General Counsel and Secretary
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
Eric Bakken has served as President of Franchise and Executive Vice President since April 2017. He also served as Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel from April 2013 to January 2018. He also served as Interim Chief Financial Officer from September 2016 to January 2017. He served as Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer from 2012 to April 2013 and performed the function of interim principal executive officer between July 2012 and August 2012. Mr. Bakken joined the Company in 1994 as a lawyer and became General Counsel in 2004.
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
James Townsend was appointed as Executive Vice President and Chief Marketing Officer in April 2019. Before joining Regis Corporation, James was a Partner and Chief Development Officer for 72andSunny. Prior to 72andSunny, James served as Vice President of Client Services at Huge, Inc.; led the global Yahoo business for advertising agency, Goodby, Silverstein & Partners; led the San Francisco office of digital agency, Code and Theory; was the Executive Producer of the award-winning music company, The Rumor Mill; and started his career at Ogilvy in New York City.
Laura Alexander was appointed as Senior Vice President, Chief Merchandising Officer in June 2018. Ms. Alexander served as Vice President, Walmart Relations and SmartStyle Franchise Administration from July 2017 to June 2018. Ms. Alexander joined the Company in 2012 and served in various roles within the legal, franchise and Walmart Relations departments.

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
Available Information
The Company is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. All of our reports, proxy and information statements and other information are available on the SEC's internet site (www.sec.gov).
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
The Company is in the middle of a strategic transformation in which we seek to accelerate the growth of our franchise model while at the same time improve the performance of company-owned salons. As part of our strategic transformation, we sold substantially all of our mall-based salon business in North America and substantially all of our previous International segment in the United Kingdom to the Beautiful Group ("TBG"); closed 597 non-performing company-owned SmartStyle salons (including 8 TGF salons) as part of the operational restructuring of the SmartStyle portfolio; and implemented various initiatives intended to stabilize performance and establish a platform for long-term growth, including investments in digital marketing and mobile applications designed to improve the guest experience and a multi-year sponsorship with Major League Baseball for our Supercuts brand designed to support the growth of both company-owned and franchised Supercuts salons.
Our success depends, in part, on our ability to grow our franchise model, including attracting and retaining qualified franchisees. We announced plans in fiscal year 2017 to expand the franchise side of our business, including by selling certain company-owned salons to franchisees over time. In August 2019, we announced that the Company plans to convert to a fully franchised platform over time. Growth and development of our franchise model is ongoing. During fiscal year 2019, new and existing franchisees opened 834 salons, of which 67 were organic and 767 were the sale of a company-owned salon to a franchisee. The growth of our franchise model will take time to execute and may create additional costs, expose us to additional legal and compliance risks, cause disruption to our current business and impact our short-term operating results. Further, in order to enhance services to its franchisees, the Company may need to invest in certain new capabilities and/or services.
Our success also depends, in part, on our ability to improve sales, as well as both cost of service and product and operating margins at our company-owned salons. Same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, salon locations, staffing and retention of stylists and salon leaders, price competition, fashion trends, competition, current economic conditions, product assortment, customer traffic at Walmart where our SmartStyle locations reside, marketing programs and weather conditions. These factors may cause our same-store sales to differ materially from prior periods and from our expectations.
In addition to a new President and Chief Executive Officer, since April 2017 we have appointed a new President of Franchise, Chief Financial Officer, Chief Marketing Officer, Chief Human Resources Officer, General Counsel, Chief Technology Officer, Chief Merchandising Officer and Vice President Creative. The process of integrating new talent and implementing any new strategies, priorities and initiatives involves inherent risks, including timing risks, and the changes we implement could harm our culture, relationships with customers, franchisees, suppliers, employees or other third parties and may be disruptive to our business. While we believe the pursuit of these changes will have a positive effect on our business in the long term, we cannot provide assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is dependent upon the stylists who serve our guests and the customer experience in our franchised and company-owned salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our franchisees and company-owned salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. There is also a low unemployment rate and high competition for employees in the service industry, particularly licensed employees, which drives increased competition for stylists and could result in retention and hiring difficulties. In some markets, we and our franchisees have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools, including our investment in EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. If our company-owned salons or franchisees are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.

Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2019, approximately 56% of our salons were franchised locations and we intend to expand our number of franchised locations, where we believe it will enhance shareholder value. We derive revenues associated with our franchised locations from royalties, fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed, and our financial results could be affected. We could experience greater risks as the scale of our franchise owners increases. Further, some franchise owners may not successfully execute the rebranding and/or turnaround of under-performing salons which we have transferred to them.
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
Acceleration of the sale of company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.
During fiscal year 2019, we accelerated the sale of company-owned salons to new and existing franchisees and in August 2019 announced that we plan to convert to a fully franchised platform over time. The sales of our company-owned salons were across our brands to new and existing franchisees during fiscal year 2019.
Success will depend on a number of factors, including franchisees’ ability to improve the results of the salons they purchase and their ability and interest in continuing to grow their business. We also must continue to attract qualified franchisees and work with them to make their business successful. Moving a salon from company-owned to franchise-owned is expected to reduce our consolidated revenues, increase our royalty revenue and decrease our operating costs; however, the actual benefit from a sale is uncertain and may not be sufficient to offset the loss of revenues. Also, our gross margins on wholesale product sales are lower than our gross margins on retail product sales. Furthermore, the timing of decreasing operating costs may significantly lag the transfer to franchisees, because it takes time for us to reduce the general and administrative costs directly or indirectly associated with a transferred salon.
In addition, challenges in supporting our expanding franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support and manage our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.
If our capital investments in developing new technology-enabled capabilities and improving current technology infrastructure do not achieve appropriate returns, our financial condition and results of operations may be adversely affected.

We are currently making, and expect to continue to make, strategic investments in technology to improve guest experiences and improve our back-office systems, including, without limitation, our Opensalon mobile application and platform that we launched in 2019. These investments might not provide the anticipated benefits or desired return and could expose us to additional legal and compliance risks. Furthermore, some of the Company’s technology capabilities and developments involve third party partnerships, on which we are dependent. If these partnerships are not successful, the capabilities may not fully achieve their anticipated returns. In addition, if we are unable to successfully protect any intellectual property rights resulting from our investments, the value received from those investments may be eroded, which could adversely affect our financial condition. Among other things, targeting the wrong investment opportunities, failing to successfully meet our strategic objectives when making the correct investments, being unable to make new concepts scalable or achieving appropriate market or franchisee adoption, and/or making an investment commitment significantly above or below our needs could adversely affect our financial condition and results of operations.

Cybersecurity incidents could result in the compromise of potentially sensitive information about our guests, employees, vendors or company and expose us to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The normal operations of our business and our new investments in technology involve processing, transmission and storage of potentially personal information about our guests as well as employees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations and their third party vendors are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred at a number of large U.S. companies in recent years. Despite the security measures and processes we have in place, our efforts, and those of our third party vendors, to protect sensitive guest, Company and employee information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, or sensitive information could be accessed by third parties. If that happened, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits. These laws are changing rapidly and vary among jurisdictions. Furthermore, while our franchisees are independently responsible for data security at franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.
TBG’s inability to operate its salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value.
In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating the salons in North America as a licensee (from October 2017 to June 2019 TBG operated them as a franchisee) and the salons in the United Kingdom as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, as defined by total transactions, the capabilities of TBG, the accuracy and reliability of TBG’s financial reporting systems, TBG's ability to maintain adequate working capital, technology and landlord issues. In particular, as of July 31, 2019, prior to any mitigation efforts which may be available to us, we estimate that we remain liable for up to $39 million, which is a material reduction from October 1, 2017, under the leases for certain of these salons until the end of their various terms, and we could be required to make cash payments if TBG fails to do so, which could materially adversely impact our results of operations or cash flows.  TBG has struggled to make changes that improve the business of the mall-based salons and the International business. TBG’s same store sales have declined year over year and there is no assurance that TBG will be successful in improving performance in the future. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby ending this income stream. In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, TBG has been consistently delinquent on its payments to the Company and to third parties. TBG’s continued failure to pay landlords, suppliers, service providers and other third parties could adversely affect the Company’s relationships with such third parties and/or result in an allegation (albeit tenuous) by such third parties that the Company should be responsible for TBG’s payment obligations, which in turn could adversely affect the Company’s operations and financial condition. It is foreseeable that TBG may in the future continue to have cash flow and working capital issues, which could have significant adverse impacts on our business.

On June 27, 2019, the Company entered into a Second US and Canada Omnibus Settlement Agreement with TBG as previously disclosed, which, among other things, notes that TBG has entered into lease termination and concession agreements with certain landlords which had the effect of reducing the Company’s potential lease liability in connection with TBG operated salons and substituted the master franchise agreement for a license agreement in North America only. In addition, pursuant to the settlement agreement, the Company released and forgave TBG from, among other amounts, approximately $6.6 million in respect of amounts for inventory invoiced through January 17, 2019, $1.3 million in respect of continuing fees invoiced through April 5, 2019, $28,000 in respect of amounts for services under the transition services agreement, and the obligations under the United States and Canada Secured Promissory Notes dated August 2, 2018 representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivable, plus accrued interest, which had a maturity date of August 2, 2020. Based on TBG’s inability to meet the requirements of the promissory notes, the Company prior to the settlement agreement, recorded a full reserve against the promissory notes (including the remaining United Kingdom promissory note). Risks and other issues related to franchisees described elsewhere in these risk factors still apply to TBG for the most part even though the Company and TBG now have a licensor-licensee instead of a franchisor-franchisee relationship. Even with the settlement agreement and after its implementation, TBG may still not be able to successfully turnaround its North America business. With regard to TBG’s United Kingdom business, in October 2018, TBG filed a voluntary insolvency proceeding involving its United Kingdom business, which its creditors approved ("CVA"). In November 2018, a group of landlords filed a legal challenge to the CVA in United Kingdom’s High Court alleging material irregularity and unfair prejudice. If the CVA is overturned, or is otherwise not implemented, it is likely that TBG’s United Kingdom business will no longer be able to trade as a going concern, which is likely to result in bankruptcy and/or administrative proceedings. Even if the CVA is implemented and the challenge overturned or a settlement reached, TBG may still not successfully achieve the cost savings and other benefits contemplated by the CVA. Negative events associated with the CVA process and challenge could adversely affect TBG’s and/or our relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect TBG’s and/or our operations and financial condition. We had previously agreed in the note documents that a CVA filing would not constitute an item of default. TBG’s debt obligations in the United Kingdom to us currently remain intact and the Company has fully reserved against such obligations.

The Company foresees that TBG may in the future need to attempt to further restructure or even divest of (operationally, legally, or otherwise) its businesses, operations and obligations in order to remain a going concern. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, and reversion of the leases in respect of certain divested salons back to the Company. If the divested salons were to revert, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. Overall, TBG’s inability to transition and operate the salons successfully, or its ability to make payments when due to the Company or third parties, could adversely affect our business, including increased reputation risks, litigation risks, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and shareholder value.
Our ability to franchise our company-owned SmartStyle salons and successfully operate this business is dependent on our relationship with Walmart.
At June 30, 2019, we had 2,165 SmartStyle or Cost Cutters salons within Walmart locations, including 2 salons opened during fiscal year 2019 (net of relocations). Walmart is by far our largest landlord, and we believe we are Walmart’s largest tenant. Our business within each of those 2,165 salons relies primarily on the traffic of visitors to the Walmart in which it is located, so our success is tied to Walmart’s success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties; to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; and to terminate the lease if the Walmart store in which it sits is closed. In fiscal year 2017, we began franchising select SmartStyle branded locations. Future franchising activity will require and be limited by the approval of Walmart on a location by location basis. Walmart may not give their approval to franchise some or all of our company-owned salons. further, Walmart may attempt to impose changes to the terms and conditions of our agreements which are contrary to our economic interests. Operating both company-owned and franchised SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart.
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
With 7,145 locations and approximately 20,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company.
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
Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. All such legal actions not only could result in changes to laws and interpretations, making it more difficult to appropriately support our franchisees and, consequently, impacting our performance, but, also, such legal actions could result in expensive litigation with our franchisees, third parties or government agencies that could adversely affect both our profits and our important relations with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or the franchisor/franchisee relationship that could negatively impact the franchise business model and, accordingly, our profits.
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
Our franchise agreements may be subject to premature termination in certain circumstances, such as failure of a franchisee to cure a monetary default or abandonment of the franchise. If terminations occur for this or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses and/or to take back and operate such salons as company-owned. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the franchise agreement. In addition, with many of our brands, we remain liable under the lease and, therefore, will be obligated to pay rent or enter into a settlement with the landlord, and we may not be made whole by the franchisee. A significant loss of franchisee agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
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
If our product offerings do not meet our guests’ expectations regarding safety and quality, we could experience lost sales, increased costs, and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products and packages we buy, for either use on a guest during a service or resale to the public, comply with all safety and quality standards. Events that give rise to actual, potential, or perceived product safety concerns or mislabeling could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities. In addition, we do not own the formulas for certain of our owned brand products and could be unable to sell those products if the vendor decided to discontinue working with us.
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
Both our franchised and owned salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Supercuts salons and most of our other brands are located mainly in strip center locations, and SmartStyle salons are located within Walmart Supercenters, so they are especially sensitive to Walmart traffic. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years we have experienced substantial declines in traffic in some shopping malls in particular. While we no longer own mall-based salons, as they are now operated by TBG, traffic patterns at those salons will affect our potential product sales revenues and impact the health of our brands.
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
Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws, or the outcome of income examinations.
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

Empire Education Group is unsuccessful, our financial results may be affected.
As of June 30, 2019, we maintain a 55% ownership stake in Empire Education Group (EEG), an operator of accredited cosmetology schools. Due to poor financial performance we fully impaired the investment in prior years. If EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this investment.
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
We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. Additionally, the Chief Executive Officer's employment agreement may end before the Company's multi-year strategic transformation is complete, and or a succession plan has formalized.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's corporate offices are headquartered in a 139,000 square foot, two building complex in Edina, Minnesota that is owned by the Company. We announced in the third quarter of fiscal year 2019 that we have signed a lease for new corporate office space in Minneapolis, Minnesota and plan to sell the Edina campus.
The Company also operates offices in Edina, Minnesota; and Toronto, Canada under long-term leases.
In fiscal year 2019, the Company sold its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed long-term leases to continue to operate in the locations. The Chattanooga facility utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet.
The Company also leases the premises in which approximately 94% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. Generally, these leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
The Company operates all of its salon company-owned locations under leases or license agreements. Salons operating within strip centers and Walmart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada operate under license agreements, while freestanding or shopping center locations have real property leases comparable to the Company's company-owned locations.
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
As of August 9, 2019, Regis shares were owned by approximately 10,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The closing stock price was $18.00 per share on August 9, 2019.
In accordance with its capital allocation policy, the Company does not pay dividends.
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
The Peer Group consists of the following companies: Boyd Gaming Corp., Brinker International, Inc., Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Jack in the Box, Inc., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues and market capitalization and are in the beauty industry or other industries where guest service, multi-unit expansion or franchise play a part. Information regarding executive compensation will be set forth in the 2019 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2014 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2019

	June 30,
	2014	2015	2016	2017	2018	2019
Regis	$100.00	$111.93	$88.42	$72.94	$117.47	$117.90
S & P 500	100.00	107.42	111.71	131.70	150.64	166.33
S & P 400 Midcap	100.00	106.40	107.81	127.83	145.09	147.07
Dow Jones Consumer Services Index	100.00	117.44	119.59	138.70	165.84	188.79
Peer Group	100.00	128.99	135.51	142.07	142.60	162.03
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2019, 28.5 million shares have been cumulatively repurchased for $569.1 million, and $80.9 million remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2019	2018	2017
Repurchased Shares	8,605,430	1,469,057	—
Average Price (per share)	$17.94	$16.86	$—
Price range (per share)	$15.29 - $19.75	$15.55 - $17.90	$—
Total	$154.4 million	$24.8 million	$—
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

4/1/19 - 4/30/19	204,451	$19.41	26,093,201	$125,166
5/1/19 - 5/31/19	1,444,752	18.91	27,537,953	97,846
6/1/19 - 6/30/19	932,704	18.17	28,470,657	80,899
Total	2,581,907	$18.68	28,470,657	$80,899

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

	Fiscal Years
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Revenues	$1,069,039	$1,235,479	$1,292,800	$1,314,762	$1,311,360
Operating (loss) income (a)	(22,119)	(5,139)	12,550	21,865	4,220
(Loss) income from continuing operations(a)	(20,122)	59,621	(3,295)	(8,085)	(32,704)
(Loss) Income from continuing operations per diluted share	(0.48)	1.27	(0.07)	(0.17)	(0.59)

	June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total assets, including discontinued operations	$682,837	$856,735	$1,011,488	$1,036,761	$1,162,015
Long-term debt, including current portion	119,810	90,000	120,599	120,435	120,000
_______________________________________________________________________________

(a)	The following significant items affected each of the years presented:

•
During fiscal year 2019, the Company recorded a $21.8 million restructuring charge related to TBG mall locations (See Note 3 to the Consolidated Financial Statements), $4.6 million of non-cash fixed asset impairment charges and $2.9 million of net gain on salons sold to franchisees.

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

BUSINESS DESCRIPTION
Regis Corporation (RGS) franchises, owns and operates beauty salons. As of June 30, 2019, the Company franchised, owned or held ownership interests in 7,145 worldwide locations. Our locations consisted of 7,059 system-wide North American and International salons, and in 86 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services. As of June 30, 2019, we had approximately 20,000 corporate employees worldwide. See discussion within Part I, Item 1.
In October 2018, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to TBG. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K as the results of operations for the mall-based business and International segment are accounted for as a discontinued operation for all periods presented.
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
As part of the Company's strategic transition to a franchise focused business the Company is selling salons to franchisees. The impact of these transactions are as follows:

	Twelve Months Ended June 30,			(Decrease) Increase
(Dollars in thousands)	2019	2018	2017	2019	2018

Salons sold to franchisees (1)	767	1,582	99	(815)	1,483
Cash proceeds received	$94,787	$11,582	$2,253	$83,205	$9,329

Gain on sale of venditions, excluding goodwill derecognition	$69,973	$4,140	$492	$65,833	$3,648
Non-cash goodwill derecognition	(67,055)	(3,899)	—	63,156	(3,899)
Gain from sale of salon assets to franchisees, net	$2,918	$241	$492	$2,677	$(251)
____________________________________
(1)    In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing
858 salons, and substantially all of its International segment, representing approximately 250 salons in the UK, to The Beautiful Group (TBG).

RESULTS OF OPERATIONS
The Company reports its operations in two operating segments: Franchise salons and Company-owned salons, effective October 2017. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise, and International.
Beginning with the period ended September 30, 2017, the mall-based business and International segment were accounted for as discontinued operations for all periods presented. Discontinued operations are discussed at the end of this section. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on this transaction.
The Company realigned its field leadership team beginning in the first quarter of fiscal year 2018. An outcome of this reorganization is that the costs associated with senior district leaders were moved out of cost of goods sold and site operating expense and into G&A. This change affected one month of comparability during the fiscal year ended June 30, 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(2.4), $(0.4) and $2.8 million, respectively, for fiscal year 2018. This expense classification does not have a financial impact on the Company's reported operating (loss) income, reported net (loss) income or cash flows from operations.
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

System-wide same-store sales by concept are detailed in the table below:

	Twelve Months Ended June 30,
	2019	2018	2017
SmartStyle	1.0%	(0.2)%	(0.4)%
Supercuts	(0.2)	1.9	1.2
Signature Style	(0.8)	0.5	(1.5)
Total, excluding TBG mall-locations	(0.1)%	NA	NA
TBG mall-locations	(4.5)	NA	NA
Total	(0.5)%	0.9%	(0.2)%
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

	Fiscal Years
	2019	2018	2017	2019	2018	2017	2019	2018
	(Dollars in millions)			% of Total Revenues (1)			Basis Point (Decrease) Increase
Service revenues	$749.7	$899.3	$960.8	70.1%	72.8%	74.3%	(270)	(150)
Product revenues	225.6	258.7	259.9	21.1	20.9	20.1	20	80
Franchise royalties and fees	93.8	77.4	72.1	8.8	6.3	5.6	250	70

Cost of service (2)	452.8	530.6	610.4	60.4	59.0	63.5	140	(450)
Cost of product (2)	128.8	140.6	126.3	57.1	54.3	48.6	280	570
Site operating expenses	141.0	154.1	153.7	13.2	12.5	11.9	70	60
General and administrative	177.0	174.0	157.3	16.6	14.1	12.2	250	190
Rent	131.8	183.1	180.5	12.3	14.8	14.0	(250)	80
Depreciation and amortization	37.8	58.2	52.1	3.5	4.7	4.0	(120)	70
TBG restructuring	21.8	—	—	2.0	—	—	200	—

Operating (loss) income	(22.1)	(5.1)	12.6	(2.1)	(0.4)	1.0	(170)	(140)

Interest expense	(4.8)	(10.5)	(8.6)	(0.4)	(0.8)	(0.7)	40	(10)
Gain on sale of salon assets to franchisees, net	2.9	0.2	0.5	0.3	—	—	30	—
Interest income and other, net	1.7	5.2	1.5	0.2	0.4	0.1	(20)	30

Income tax benefit (expense) (3)	2.1	69.8	(9.2)	9.6	685.0	155.6	N/A	N/A
____________________________________________________________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

(3)
Computed as a percent of income (loss) from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Fluctuations in major revenue categories, operating expenses and other income and expense were as follows:
Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Company-owned salons
SmartStyle	$208,531	$283,942	$290,098
Supercuts	383,380	463,644	524,420
Signature Style	323,462	356,796	375,571
Total Company-owned salons	915,373	1,104,382	1,190,089
Company-owned salon same-store sales (decrease) increase (1)	(0.4)%	0.3%	(0.9)%

Franchise salons
Product excluding TBG	42,915	34,638	30,623
TBG product	16,990	19,065	—
Total franchise product	59,905	53,703	30,623
Royalties and fees	93,761	77,394	72,088
Total franchise salons revenue	153,666	131,097	102,711
Franchise same-store sales, excluding TBG mall locations (2)	0.3%	N/A	N/A
Franchise salon same-store sales (decrease) increase (2)	(0.7)%	2.1%	1.3%

Consolidated revenues	$1,069,039	$1,235,479	$1,292,800
Percent change from prior year	(13.5)%	(4.4)%	(1.7)%
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

(2)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG is not included in 2018 same-store sales as it was not a franchise location in the previous year. As of June 27, 2019, TBG North American mall locations are no longer franchise locations so they will not be included in same store sales going forward.

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2019	2018
Company-owned same-store sales	(0.3)%	0.4%
Closed salons	(4.3)	(3.9)
Salons sold to franchisees	(9.1)	(2.8)
New company-owned stores	0.1	0.2
Franchise product and royalties and fees	0.2	—
Franchise same-store sales (1)	—	—
TBG product, royalties and fees	(0.1)	1.6
Advertising fund	0.6	—
Foreign currency	(0.3)	0.3
Other	(0.3)	(0.2)
Total	(13.5)%	(4.4)%
(1) Franchise same-store sales increase (decrease) franchise royalties. As we transition to the asset-light franchise platform, franchise same-store sales will become more significant to consolidated revenues.

Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Service revenue declined $149.7 million, or 16.6%, primarily due to the sale of salons to franchisees and a decline in company-owned same-store service sales of 0.3%. We closed 133 company-owned salons, constructed (net of relocations) 10 company-owned salons and sold (net of buybacks) 735 company-owned salons during fiscal year 2019 (2019 Net Salon Count Changes). Product revenue decreased $33.1 million or 12.8% due to lower sales to TBG and a system-wide decline of retail sales of 2.4% excluding TBG. Partially offsetting these decreases was an increase in royalty and fee revenue of $16.4 million, or 21.1%, due to the net addition of 644 non-TBG franchisees during the year.
Service Revenues
The $149.7 million decrease in service revenues during fiscal year 2019 was primarily due to the 2019 Net Salon Count Changes and a decrease in company-owned same-store service sales of 0.3% which was primarily a result of a 4.7% decrease in same-store guest visits, partially offset by a 4.4% increase in average ticket price. Service revenues were also unfavorably impacted by a cumulative adjustment in the prior year related to discontinuing a piloted loyalty program that occurred in the prior year.
Product Revenues
The $33.1 million decrease in product revenues during fiscal year 2019 was primarily due to 2019 Net Salon Count Changes, a decline in product sold to TBG, the lapping of a one-time benefit related to discounted close-out product sales as part of the SmartStyle operational restructuring in the prior year and a decline in system-wide same-store product sales excluding TBG of 2.4%. The decrease in system-wide same-store product sales excluding TBG was primarily a result of a 6.0% decrease in transactions, partially offset by an increase in average ticket price of 3.6%.
Royalties and Fees
The increase of $16.4 million in royalties and fees during fiscal year 2019 was primarily due to higher royalties and advertising fund revenue due to an increase of 644 non-TBG franchisees in fiscal year 2019 and an increase of 0.3% in same-store sales at franchised locations excluding TBG.
Cost of Service
The 140 basis point increase in cost of service as a percent of service revenues during fiscal year 2019 was primarily due to state minimum wage increases, a favorable shrink adjustment in the prior year and a one-time benefit from a settlement in fiscal year 2018.

Cost of Product
The 280 basis point increase in cost of product as a percent of product revenues during fiscal year 2019 was primarily due to higher discounting, the shift to lower margin wholesale product sales, favorable shrink adjustment in the prior year and a one-time benefit from a settlement in the prior year, partially offset by inventory reserves in the prior year related to the January 2018 SmartStyle portfolio restructure and lower franchise product sold to TBG. Margins on retail product sales were 50.8% and 52.0% in fiscal years 2019 and 2018, respectively. Margins on wholesale product sales were 21.2% and 21.6% in fiscal years 2019 and 2018, respectively.
Site Operating Expenses
Site operating expenses decreased $13.0 million during fiscal year 2019 due primarily to the 2019 Net Salon Count Changes, partially offset by higher advertising fund expense due to the increase in franchise salon counts, higher employment litigation reserves and higher contract maintenance, repairs and services costs related to open salons.
General and Administrative
General and administrative expense (G&A) increased $3.0 million during fiscal year 2019 primarily due to an $8.0 million gain in the prior year associated with life insurance proceeds, increased stock compensation and professional fees, partially offset by lower administrative, corporate and field salaries and bonuses.
Rent
Rent expense decreased by $51.3 million during fiscal year 2019 primarily due to lease termination fees and other related closure costs associated with the January 2018 SmartStyle portfolio restructure and the 2019 Net Salon Count Changes, partially offset by rent inflation.
Depreciation and Amortization
Depreciation and amortization expense (D&A) decreased $20.4 million during fiscal year 2019, primarily due to costs in the prior year associated with returning certain SmartStyle locations to their pre-occupancy condition in connection with the January 2018 SmartStyle restructuring and lower depreciation due to a reduced salon base and lower salon asset impairments.
TBG Mall Location Restructuring
In fiscal year 2019, the Company recorded a reserve against a note receivable of $8.0 million and accounts receivables of $12.7 million due from TBG based on TBG’s inability to meet the requirements of the promissory notes, including non-payment of amounts due to the Company. The $8.0 million note relates to prior year inventory shipments and the $12.7 million of receivables primarily relates to current year inventory shipments. The remaining charge relates to reserves in connection with the settlement agreement with TBG in June 2019. There were no related TBG mall restructuring charges in fiscal year 2018.
Interest Expense
Interest expense decreased by $5.7 million during fiscal year 2019 primarily due to a lower outstanding principal and lower interest rates associated with the revolving credit facility compared to the retired senior term note and the lapping of the premium and unamortized debt discount expense associated with retirement of the senior term note in March 2018.
Gain from sale of salon assets to franchisees, net

In fiscal year 2019, the gain from sale of salon assets to franchisees was $2.9 million, including non-cash goodwill derecognition of $67.1 million. In fiscal year 2018, the gain from the sale of salons assets to franchisees was $0.2 million, including $3.9 million of non-cash goodwill derecognition.
Interest Income and Other, net
The $3.5 million decrease in interest income and other, net during fiscal year 2019 was primarily due to prior year income from transition services related to TBG and the lapping of interest income associated with life insurance contracts settled in June 2018.

Income Taxes
During fiscal year 2019, the Company recognized an income tax benefit of $2.1 million on $22.3 million of loss from continuing operations before income taxes as compared to recognizing income tax benefit of $69.8 million on $10.2 million of loss from continuing operations before income taxes during fiscal year 2018. The recorded tax provision and effective tax rate for the twelve months ended June 30, 2019 were different than what would normally be expected primarily due to the deferred tax valuation allowance.
Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.
See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from TBG discontinued operations was $5.9 million during fiscal year 2019 primarily due to tax benefits associated with the wind-down and transfer of legal entities. During fiscal year 2018, the Company recognized $53.2 million of loss, net of taxes from TBG discontinued operations, primarily due to asset impairment charges based on the sale prices and the carrying values of the mall-based salon business and the International segment, the recognition of net loss of amounts previously classified within accumulated other comprehensive income, professional fees associated with the transactions and losses from operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Service revenue declined $61.4 million, or 6.4%, and product revenue declined $1.2 million, or 0.5%, primarily due to salon count. Royalty and fee revenue increased $5.3 million or 7.4% due to the increase in franchise locations. We closed 701 company-owned salons, constructed (net of relocations) 3 company-owned salons and sold (net of buybacks) 448 company-owned salons during fiscal year 2018 (2018 Net Salon Count Changes). Our franchisees closed 194 salons and constructed (net of relocations) 79 salons during the same period. Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.
Service Revenues
The $61.4 million decrease in service revenues during fiscal year 2018 was primarily due to the 2018 Net Salon Count Changes. The same-store service sales increase of 0.5% was primarily a result of a 3.8% increase in average ticket price, partly offset by a 3.3% decrease in same-store guest visits. Service revenues were also favorably impacted by a cumulative adjustment related to discontinuing a piloted loyalty program.
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
Royalties and Fees
The increase of $5.3 million in royalties and fees during fiscal year 2018 was primarily due to the increase of 1,468 in franchised locations and same-store sales increases at franchised locations.
Cost of Service
The 450 basis point decrease in cost of service as a percent of service revenues during fiscal year 2018 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018. After considering the change in expense categorization, cost of service as a percent of service revenues decreased 170 basis points as a result of improved stylist productivity, one-time benefit from a settlement and cost savings associated with salon tools, partly offset by state minimum wage increases, higher commissions expense as a result of same-store sales increases and higher health insurances costs. Cost of service was also negatively impacted by hurricanes in the southern United States.

Cost of Product
The 570 basis point increase in cost of product as a percent of product revenues during fiscal year 2018 was primarily due to franchise product sold to TBG, the shift to lower margin wholesale product sales and inventory reserves related to the January 2018 SmartStyle portfolio restructure, less favorable shrink as compared to the prior year and a promotional sale implemented in the fourth quarter, partly offset by a one-time benefit from a settlement. Margins on retail product sales were 52.0% and 54.8% in fiscal years 2018 and 2017, respectively. Margins on wholesale product sales were 21.6% and 25.9% in fiscal years 2018 and 2017, respectively.
Site Operating Expenses
Site operating expenses increased $0.4 million during fiscal year 2018. After considering the change in expense categorization as a result of the field reorganization that took place during the first quarter of fiscal year 2018, site operating expenses increased $5.2 million primarily due to higher marketing costs associated with the SmartStyle marketing campaign and fees associated with an industry exclusive sponsorship with Major League Baseball, unfavorable actuarial adjustments related to workers' compensation accruals and higher contract maintenance, repairs and services costs, partly offset by the 2018 Net Salon Count Changes.
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
Gain From Sale of Salon Assets to Franchisees, net
In fiscal year 2018, the gain from the sale of salons assets to franchisees was $0.2 million compared to $0.5 million in fiscal year 2017. The Company sold 1,581 and 100 salons to franchisees in 2018 and 2017, respectively. The decrease in the gain from sales is due to the mix of salons sold.
Interest Income and Other, net
The $3.7 million increase in interest income and other, net during fiscal year 2018 was primarily due to income from transition services related to TBG and incremental interest income, partly offset by a non-recurring insurance recovery benefit in the prior year.
Income Taxes
During fiscal year 2018, the Company recognized an income tax benefit of $69.8 million on $10.2 million of loss from continuing operations before income taxes as compared to recognizing income tax expense of $9.2 million on $5.9 million of income from continuing operations before income taxes during fiscal year 2017.

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
See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Loss from Discontinued Operations, Net of Income Taxes
During fiscal year 2018, the Company recognized $53.2 million of loss, net of taxes from discontinued operations, primarily due to asset impairment charges based on the sale prices and the carrying values of the mall-based salon business and the International segment, the recognition of net loss of amounts previously classified within accumulated other comprehensive income, professional fees associated with the transactions and losses from operations. In fiscal year 2017 the loss from discontinued operations represents the mall-based and International segment's loss from operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Company-owned salons and Franchise salons. See Note 14 to the Consolidated Financial Statements in in Part II, Item 8, of this Form 10-K. Significant results of operations are discussed below with respect to each of these segments.
Company-owned Salons

	Fiscal Years
	2019	2018	2017	2019	2018
	(Dollars in millions)			Increase (Decrease)
Total revenue	$915.4	$1,104.4	$1,190.1	$(189.0)	$(85.7)
Same-store sales	(0.4)%	0.4%	(0.1)%	(70 bps)	50 bps

Operating income	$58.3	$50.5	$78.9	$7.8	$(28.4)
Company-owned Salon Revenues
Decreases in Company-owned salon revenues were driven by the following:

	Fiscal Years
Factor	2019	2018
Same-store sales	(0.4)%	0.4%
Closed salons	(4.5)	(4.1)
Salons sold to franchisees	(11.8)	(3.7)
New stores	0.1	0.2
Foreign currency	(0.3)	0.3
Other	(0.2)	(0.3)
Total	(17.1)%	(7.2)%
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Company-owned Salons Revenues
Company-owned salon revenues decreased $189.0 million in fiscal year 2019 primarily due to the 2019 Net Salon Count Changes and same-store sales decrease of 0.4%. The same-store sales decrease was due to a 4.7% decrease in same-store guest visits, partially offset by a 4.3% increase in average ticket price.
Company-owned Salon Operating Income
Company-owned salon operating income increased $7.8 million during fiscal year 2019 primarily due to the January 2018 SmartStyle portfolio restructure consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition, and field general and administrative savings primarily due to lower headcount. These increases were partially offset by the 2019 Net Salon Count Changes, state minimum wage increases, rent inflation and marketing investments.
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Company-owned Salons Revenues
Company-owned salon revenues decreased $85.7 million in fiscal year 2018 primarily due to the 2018 Net Salon Count Changes, partly offset by same-store sales increase of 0.4%. The same-store sales decrease was due to a 3.4% increase in average ticket price, partly offset by a 2.9% decrease in same-store guest visits.

Company-owned Salon Operating Income
Company-owned salon operating income decreased $28.4 million during fiscal year 2018 primarily due to the January 2018 SmartStyle portfolio restructure consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition. Also contributing to the decrease were state minimum wage increases, costs associated with the SmartStyle marketing campaign, the hurricanes in the southern United States and higher health insurance costs, partly offset by improved stylist productivity, the 2018 Net Salon Count Changes and prior year inventory expense related to salon tools.

Franchise Salons

	Fiscal Years
	2019	2018	2017	2019	2018
	(Dollars in millions)			Increase (Decrease)
Revenue
Product	$42.9	$34.6	$30.6	$8.3	$4.0
Product sold to TBG	17.0	19.1	—	(2.1)	19.1
Total Product	$59.9	$53.7	$30.6	$6.2	$23.1
Royalties and fees (1)	93.8	77.4	72.1	16.4	5.3
Total franchise salons revenue (2)	$153.7	$131.1	$102.7	$22.6	$28.4

Operating income	$36.4	$34.0	$32.4	$2.4	$1.6
Operating (loss) income from TBG	(20.2)	1.6	—	(21.9)	1.6
Total operating income (2)	$16.1	$35.6	$32.4	$(19.5)	$3.2
_______________________________________________________________________________

(1)	Includes $1.6 million and $1.2 million of royalties related to TBG during the fiscal years 2019 and 2018, respectively.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Increases in Franchise revenues were driven by the following:

	Fiscal Years
Factor	2019	2018
Same-store sales	0.1%	0.6%
Franchise product	(0.6)	(1.5)
Franchise royalties and fees	1.9	0.6
TBG product, royalties and fees	(1.2)	19.7
Closed salons	(1.5)	(1.3)
Advertising fund	5.5	0.6
Foreign currency	(0.4)	0.4
Salons sold to franchisees and new salons	13.4	8.5
	17.2%	27.6%
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Franchise Salon Revenues
Franchise salon revenues increased $22.6 million during fiscal year 2019 due to a $8.3 million increase in franchise product sales and a $16.4 million increase in royalties and fees as a result of higher franchise salons counts, partially offset by lower product sales to TBG. Our franchisees constructed (net of relocations) 65 salons, purchased (net of Company buybacks) 735 salons from the Company and closed 156 salons (excluding TBG mall locations).

Franchise Salon Operating Income
Franchise salon operating income excluding TBG increased $2.4 million due to higher product and royalty revenue as a result of the increase in franchise salon count. Franchise salon operating income including TBG, decreased $19.5 million during fiscal year 2019 due to the TBG restructuring charge of $21.8 million related primarily related to notes and accounts receivable reserves.
Cash Generated from Salons Sold to Franchisees
During fiscal years 2019 and 2018, the Company generated $94.8 million and $11.6 million of cash respectively, from the sale of company-owned salons to franchisees.
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Franchise Salon Revenues
Franchise salon revenues increased $28.4 million during fiscal year 2018 due to a $23.1 million increase in franchise product sales primarily due to product sold to TBG and a $5.3 million increase in royalties and fees. The increase in royalties and fees was primarily due to increased franchised locations and an increase in the number of new salons open during fiscal year 2018. Our franchisees closed 963 salons, constructed (net of relocations) 65 salons and purchased (net of Company buybacks) 767 salons from the Company, including 1,132 salons previously included in the Company's mall-based business and International segment.
Franchise Salon Operating Income
Franchise salon operating income increased $3.2 million during fiscal year 2018 primarily due to the increased number of new franchised locations and increased franchise product sales.
Cash Generated from Salons Sold to Franchisees
During fiscal years 2018 and 2017, the Company generated $11.6 million and $2.3 million of cash respectively, from the sale of company-owned salons to franchisees.

Corporate
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Corporate Operating Loss (1)
Corporate operating loss of $96.6 million increased $5.3 million during fiscal year 2019 primarily driven by a prior year gain of $8.0 million associated with life insurance proceeds, partly offset by savings realized from Company initiatives, including lowering headcount and lower incentive compensation.
Fiscal Year Ended June 30, 2018 Compared with Fiscal Year Ended June 30, 2017
Corporate Operating Loss (1)
Corporate operating loss of $91.3 million decreased $7.5 million during fiscal year 2018 primarily driven by the prior year including severance related to the termination of former executive officers including the Company's Chief Executive Officer, a gain of $8.0 million associated with life insurance proceeds and savings realized from Company initiatives, partly offset by higher incentive compensation and severance associated with terminations of former executives and professional fees in 2018.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by salons sold to franchisees, operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity.
As of June 30, 2019, cash and cash equivalents were $70.1 million, with $65.4 million, $4.5 and $0.2 million within the United States, Canada and Europe, respectively.
The Company has a credit agreement which provides for a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $183.5 million was available as of June 30, 2019. See additional discussion under Financing Arrangements.

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

Cash Flows
Cash Flows (used in) provided by Operating Activities
During fiscal year 2019, cash used in operating activities was $17.5 million primarily a result of a decline in Company-owned operating margin, strategic investment in new retail product lines and planned strategic G&A investments to enhance the Company's franchisor capabilities and support the increase in volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.
During fiscal year 2018, cash provided by operating activities was $2.6 million primarily due to operating margin, partially offset by the payment of lease termination and other related closure costs associated with the Company's January 2018 SmartStyle portfolio restructures.
During fiscal year 2017, cash provided by operating activities of $58.3 million was primarily due to cash provided by salon operations.
Cash Flows from Investing Activities
During fiscal year 2019, cash provided by investing activities of $87.8 million, was primarily from cash proceeds from sale of salon assets of $94.8 million and proceeds from company-owned life insurance policies of $24.6 million, partially offset by capital expenditures of $31.6 million.

During fiscal year 2018, cash used in investing activities of $1.1 million, was primarily from capital expenditures of $30.7 million, partly offset by cash proceeds from company-owned life insurance policies of $18.1 million and cash proceeds from the sale of salon assets of $11.6 million.
During fiscal year 2017, cash used in investing activities of $30.2 million, was primarily from $33.8 million for capital expenditures, partly offset by cash proceeds from sale of salon assets of $2.3 million, cash proceeds from company-owned life insurance policies of $0.9 million and cash proceeds from the sale of the Company's ownership interest in MyStyle of $0.5 million.
Cash Flows from Financing Activities
During fiscal year 2019, cash used in financing activities of $126.7 million was primarily for repurchase of common stock of $152.7 million and employee taxes paid for shares withheld of $2.5 million, partly offset by proceeds from the sale and lease back of the Company's distribution centers of $28.8 million.

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
During fiscal year 2017, cash used in financing activities of $6.8 million was primarily for employee taxes paid for shares withheld of $3.7 million. and settlement of equity awards of $3.2 million.
Financing Arrangements
Financing activities are discussed in Note 7 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2019	2018	2019	2018
	(fiscal year)			(Dollars in thousands)
Revolving credit facility	2023	3.65%	3.34%	$90,000	$90,000
Long-term lease liability	2034	3.30%	—%	17,354	—
Long-term lease liability	2034	3.70%	—%	11,556	—
				$118,910	$90,000
As of June 30, 2019 and 2018, the Company had $90.0 million of outstanding borrowings under a $295.0 million revolving credit facility. The unsecured five-year revolving credit facility expires in March 2023 and includes, among other things, a maximum consolidated net leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, investments and other indebtedness. The revolving credit facility includes a $30.0 million subfacility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $150.0 million under certain circumstances. The revolving credit facility has variable interest rates tied to LIBOR plus 1.25% to 1.85% and includes a facility fee of 0.25% to 0.40%. Both the LIBOR credit spread and the facility fee are based on the Company's consolidated net leverage ratio.
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
In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest.
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase (1)
2019	26.8%	1,120
2018	15.6%	(400)
2017	19.6%	60
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point increase in the debt to capitalization ratio as of June 30, 2019 compared to June 30, 2018 was primarily due to the repurchase of 8.6 million shares of common stock for $152.7 million.

The basis point decrease in the debt to capitalization ratio as of June 30, 2018 compared to June 30, 2017 was primarily due to the net decrease in the principal amount of debt from the redemption of the 5.5% Senior Term Notes, partly offset by utilizing $90.0 million of the Revolving Credit Facility and the repurchase of 1.5 million shares of common stock for $24.8 million.
Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2019:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$90,000	$—	$—	$90,000	$—
Lease liabilities (a)	29,810	1,925	3,974	4,082	21,234
Other long-term liabilities	8,600	1,656	1,785	1,457	3,702
Total on-balance sheet	128,410	3,581	5,759	95,539	24,936
Off-balance sheet(b):
Operating lease obligations	617,814	202,159	267,120	109,678	38,857
Total off-balance sheet	617,814	202,159	267,120	109,678	38,857
Total	$746,224	$205,740	$272,879	$205,217	$63,793
_______________________________________________________________________________

(a)
The total lease liability does not include interest. Payments due by period are the payments due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the liability.

(b)
In accordance with accounting principles generally accepted in the United States of America as of June 30, 2019, these obligations are not reflected in the Consolidated Balance Sheet. See Note 1 new lease accounting standard discussion.

On-Balance Sheet Obligations
Our debt obligations are primarily composed of our revolving credit facility at June 30, 2019.
Lease liabilities are related to sale and leaseback transactions for two distribution centers at June 30, 2019.
Other long-term liabilities of $8.6 million include $5.8 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $2.8 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees.
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
As of June 30, 2019, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 9 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2019. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2019, 28.5 million shares have been cumulatively repurchased for $569.1 million, and $80.9 million remained outstanding under the approved stock repurchase program.

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
Goodwill
As of June 30, 2019 and 2018, the Company-owned reporting unit had $117.8 and $184.8 million of goodwill, respectively, and the Franchise reporting unit had $227.9 and $227.9 million of goodwill, respectively. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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
The Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, corporate-owned and franchise salon counts, proceeds from the sale of Company-owned salons to franchisees and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. See Note 1 to the Consolidated Financial Statements.
Long-Lived Assets, Excluding Goodwill
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges related to continuing operations of $4.6 million, $11.1 million and $7.9 million for fiscal years 2019, 2018 and 2017, respectively have been recorded within depreciation and amortization in the Consolidated Statement of Operations.
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

The Company has a partial valuation allowance on its deferred tax assets amounting to $70.7 and $68.6 million at June 30, 2019 and 2018, respectively. The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

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
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. In the past, the Company has used interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and adjusts in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2019, the Company had an outstanding variable rate debt of $90.0 million. As of June 30, 2019, the Company did not have any outstanding interest rate swaps.
Foreign Currency Exchange Risk:
Over 91% of the operations are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2019, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2019, 2018 and 2017, the foreign currency gain (loss) included in income (loss) from continuing operations was $0.1, $(0.1) and $0.1 million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Regis Corporation and its subsidiaries (the “Company”) as of June 30, 2019 and June 30, 2018, and the consolidated statements of operations, of comprehensive income (loss), of sharehoders’ equity, and of cash flows for each of the three years in the period ended June 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 30, 2018 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Company-Owned Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $345.7 million at June 30, 2019, and the goodwill associated with the Company-owned reporting unit was $117.8 million. The Company performs its annual impairment assessment as of April 30. For the fiscal year 2019 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Company-owned units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. Management disclosed that the results of these assessments indicated that the estimated fair value of the Company’s reporting units exceeded their carrying value and the Company-owned reporting unit had headroom of approximately 20%.  The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis. The key assumptions used in determining fair value were the number and pace of salons sold to franchisees and proceeds for salon sales.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Company-owned reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s discounted future cash flow model and significant assumptions, including the number and pace of salons sold to franchisees and proceeds for salon sales. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for determining fair value of the reporting unit; evaluating the appropriateness of the discounted future cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including number and pace of salons sold to franchisees and proceeds for salon sales. Evaluating management’s assumptions related to the number and pace of salons sold to franchisees and proceeds for salon sales involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the reporting unit and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted future cash flow model.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 27, 2019

We have served as the Company’s auditor since at least 1990. We have not been able to determine the specific year we began serving as auditor of the Company.

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$70,141	$110,399
Receivables, net	30,143	52,430
Inventories	77,322	79,363
Other current assets	33,216	47,867
Total current assets	210,822	290,059

Property and equipment, net	78,090	99,288
Goodwill	345,718	412,643
Other intangibles, net	8,761	10,557
Other assets	34,170	37,616
Long-term assets held for sale (Note 1)	5,276	6,572
Total assets	$682,837	$856,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,532	$57,738
Accrued expenses	80,751	100,716
Total current liabilities	128,283	158,454

Long-term debt, net	90,000	90,000
Long-term lease liability	28,910	—
Other noncurrent liabilities	111,399	121,843
Total liabilities	358,592	370,297

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 36,869,249 and 45,258,571 common shares at June 30, 2019 and 2018, respectively	1,843	2,263
Additional paid-in capital	47,152	194,436
Accumulated other comprehensive income	9,342	9,656
Retained earnings	265,908	280,083

Total shareholders' equity	324,245	486,438

Total liabilities and shareholders' equity	$682,837	$856,735
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2019	2018	2017
Revenues:
Service	$749,660	$899,345	$960,781
Product	225,618	258,740	259,931
Royalties and fees	93,761	77,394	72,088
	1,069,039	1,235,479	1,292,800
Operating expenses:
Cost of service	452,827	530,582	610,384
Cost of product	128,816	140,623	126,297
Site operating expenses	141,031	154,067	153,668
General and administrative	177,004	174,045	157,335
Rent	131,816	183,096	180,478
Depreciation and amortization	37,848	58,205	52,088
TBG Restructuring (Note 3)	21,816	—	—
Total operating expenses	1,091,158	1,240,618	1,280,250

Operating (loss) income	(22,119)	(5,139)	12,550

Other (expense) income:
Interest expense	(4,795)	(10,492)	(8,584)
Gain on sale of salon assets to franchisees	2,918	241	492
Interest income and other, net	1,729	5,199	1,471

(Loss) income from continuing operations before income taxes	(22,267)	(10,191)	5,929

Income tax benefit (expense)	2,145	69,812	(9,224)

(Loss) Income from continuing operations	(20,122)	59,621	(3,295)
Income (loss) from discontinued operations, net of income taxes (Note 3)	5,896	(53,185)	(15,244)
Net (loss) income	$(14,226)	$6,436	$(18,539)

Net income (loss) per share:
Basic:
(Loss) Income from continuing operations	$(0.48)	$1.28	$(0.07)
Income (loss) from discontinued operations	0.14	(1.14)	(0.33)
Net (loss) income per share, basic (1)	$(0.34)	$0.14	$(0.40)
Diluted:
(Loss) income from continuing operations	$(0.48)	$1.27	$(0.07)
Income (loss) from discontinued operations	0.14	(1.13)	(0.33)
Net (loss) income per share, diluted (1)	$(0.34)	$0.14	$(0.40)
Weighted average common and common equivalent shares outstanding:
Basic	41,829	46,517	46,359
Diluted	41,829	47,035	46,359
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Years
	2019	2018	2017
Net (loss) income	$(14,226)	$6,436	$(18,539)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	185	(168)	(1,889)
Reclassification adjustments for losses included in net (loss) income (Note 2)	—	6,152	—
Net current period foreign currency translation adjustments	185	5,984	(1,889)
Recognition of deferred compensation	(499)	336	157
Other comprehensive (loss) income	(314)	6,320	(1,732)
Comprehensive (loss) income	$(14,540)	$12,756	$(20,271)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2016	46,154,410	$2,308	$207,475	$5,068	$292,073	$506,924
Net loss					(18,539)	(18,539)
Foreign currency translation adjustments				(1,889)		(1,889)
Exercise of SARs & stock options, net	4,370	—	(42)			(42)
Stock-based compensation			9,991			9,991
Shares issued through franchise stock incentive program	27,819	1	352			353
Recognition of deferred compensation (Note 10)				157		157
Net restricted stock activity	213,768	11	(3,667)			(3,656)
Minority interest (Note 1)			—		46	46
Balance, June 30, 2017	46,400,367	2,320	214,109	3,336	273,580	493,345
Net income					6,436	6,436
Foreign currency translation adjustments				5,984		5,984
Stock repurchase program	(1,469,057)	(74)	(24,724)			(24,798)
Exercise of SARs & stock options, net	33,342	2	(332)			(330)
Stock-based compensation			7,475			7,475
Shares issued through franchise stock incentive program	522	—	7			7
Recognition of deferred compensation (Note 10)				336		336
Net restricted stock activity	293,397	15	(2,099)			(2,084)
Minority interest (Note 1)					67	67
Balance, June 30, 2018	45,258,571	2,263	194,436	9,656	280,083	486,438
Net loss					(14,226)	(14,226)
Foreign currency translation adjustments (Note 1)				185		185
Stock repurchase program	(8,605,430)	(431)	(154,114)			(154,545)
Exercise of SARs & stock options, net	22,263	1	(222)			(221)
Stock-based compensation			9,003			9,003
Recognition of deferred compensation (Note 10)				(499)		(499)
Net restricted stock activity	193,845	10	(1,951)			(1,941)
Minority interest (Note 1)					51	51
Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(14,226)	$6,436	$(18,539)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash impairment related to discontinued operations	306	38,826	—
Depreciation and amortization	33,261	39,433	40,722
Depreciation related to discontinued operations	—	3,738	14,239
Equity in loss of affiliated companies	—	—	81
Deferred income taxes	(9,812)	(80,241)	7,962
Gain on life insurance proceeds	—	(7,986)	—
Gain from sale of salon assets to franchisees, net	(2,918)	(241)	(492)
Non-cash TBG restructuring charge (Note 3)	21,008	—	—
Loss on write down of inventories	—	—	5,905
Salon asset impairments (2)	4,587	11,092	11,366
Accumulated other comprehensive income reclassification adjustments (Note 3)	—	6,152	—
Stock-based compensation	9,003	8,269	13,142
Amortization of debt discount and financing costs	275	4,080	1,403
Other non-cash items affecting earnings	(903)	(294)	935
Changes in operating assets and liabilities (1):
Receivables	(17,304)	(12,081)	724
Inventories	(8,492)	13,940	4,010
Income tax receivable	(703)	527	(535)
Other current assets	(783)	239	(899)
Other assets	(5,546)	(11,229)	(2,586)
Accounts payable	(5,836)	(1,103)	(684)
Accrued expenses	(20,158)	(10,940)	(13,056)
Other noncurrent liabilities	717	(6,027)	(5,362)
Net cash (used in) provided by operating activities	(17,524)	2,590	58,336
Cash flows from investing activities:
Capital expenditures	(31,616)	(29,571)	(26,572)
Capital expenditures related to discontinued operations	—	(1,171)	(7,271)
Proceeds from sale of salon assets to franchisees	94,787	11,582	2,253
Proceeds from company-owned life insurance policies	24,617	18,108	876
Proceeds from sale of investment	—	—	500
Net cash (used in) provided by investing activities	87,788	(1,052)	(30,214)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	90,000	—
Repayments of long-term debt	—	(124,230)	—
Repurchase of common stock	(152,661)	(24,798)	—
Proceeds from sale and lease back transactions	28,821	—	—
Sale and lease back transaction payments	(378)	—	—
Employee taxes paid for shares withheld	(2,477)	(2,413)	(3,698)
Settlement of equity awards	—	(794)	(3,151)
Net cash used in financing activities	(126,695)	(62,235)	(6,849)
Effect of exchange rate changes on cash and cash equivalents	35	(514)	935
(Decrease) increase in cash and cash equivalents	(56,396)	(61,211)	22,208
Cash and cash equivalents:
Beginning of year	148,775	208,634	187,778
Cash and cash equivalents included in current assets held for sale	—	1,352	—
Beginning of year, total cash and cash equivalents	148,775	209,986	187,778
End of year	$92,379	$148,775	$209,986

(1)	Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.

(2)
In fiscal year 2017, $3.4 million of salon asset impairments were classified as discontinued operations. There were no other significant non-cash activities related to discontinued operations in the years presented.

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the "Company") franchises, owns and operates hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada and Puerto Rico. The business is evaluated in two segments, Franchise salons and Company-owned salons. See Note 14 to the Consolidated Financial Statements. Franchised salons throughout the U.S. and Canada are primarily located in strip shopping centers or Walmart Supercenters. All salons in the U.K. are franchised locations and operate in leading department stores, mass merchants and high-street locations. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in strip shopping centers or Walmart Supercenters.
During the first quarter of fiscal year 2018, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing 250 salons in the UK, to The Beautiful Group ("TBG"), an affiliate of Regent, a private equity firm based in Los Angeles, California who operated these locations as franchise locations until June 27, 2019. See additional discussion on these discontinued operations in Note 3 to the Consolidated Financial Statements.
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
As of June 30, 2019, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns an 84.0% ownership interest in Roosters. As of June 30, 2019, total assets, total liabilities and total shareholders' equity of Roosters were $9.6, $1.7 and $7.9 million, respectively. As of June 30, 2018, total assets, total liabilities and total shareholders' equity of Roosters were $8.3, $0.6, and $7.7 million. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2019, 2018 and 2017. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.0 million as of June 30, 2019 and 2018, respectively and recorded within retained earnings on the Consolidated Balance Sheet.
The Company accounts for its investment in Empire Education Group, Inc. ("EEG") as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors. The Company wrote off its investment balance in EEG in fiscal year 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2019 and 2018.
The Company has restricted cash primarily related to contractual obligations to collateralize its self-insurance programs. The restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The restricted cash balance is classified within other current assets on the Consolidated Balance Sheet.
Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheet primarily includes credit card receivables, accounts and notes receivable from franchisees and receivables related to salons sold to franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2019, 2018 and 2017, the allowance for doubtful accounts was $2.0, $1.2 and $0.8 million, respectively. With the exception of the TBG restructuring (Note 3), activity in the allowance for doubtful accounts during fiscal years 2019, 2018 and 2017 was not significant.
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
Physical inventory counts are performed annually in the fourth quarter of the fiscal year for salons. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor. The cost of product used in salon services is determined by applying an estimated percentage of total cost of service to service revenues. These estimates are updated quarterly based on cycle count results for the distribution centers, service sales mix, discounting, special promotions and other factors.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. Activity in the inventory valuation reserves during fiscal years 2019, 2018 and2017 was not significant.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $31.9, $38.1 and $42.7 million in fiscal years 2019, 2018 and 2017, respectively.
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Estimated useful lives range from three to seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-Current Assets Held for Sale:

In March 2019, the Company announced that it had entered into a ten year lease for a new corporate headquarters and would be selling the land and buildings currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 and $1.7 million and buildings of $3.6 and $4.9 million, as of June 30, 2019 and June 30, 2018, respectively. No impairments were identified as of June 30, 2019.
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
Long-lived asset impairment charges related to continuing operations of $4.6, $11.1 and $7.9 million were recorded during fiscal years 2019, 2018 and 2017, respectively.
Goodwill:
As of June 30, 2019 and 2018, the Franchise salons reporting unit had $227.9 and $227.9 million of goodwill and the Company-owned reporting unit had $117.8 and $184.8 million of goodwill, respectively. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, corporate-owned and franchise salon counts, proceeds from the sale of Company-owned salons to franchisees and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2019
During the fiscal year 2019, the Company did not experience any trigger events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the fiscal year 2019 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise and Company-owned reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of the Company's reporting units exceeded their carrying value.  The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 20%.  The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis. The key assumptions used in determining fair value were the number and pace of salons sold to franchisees and proceeds from salon sales. We selected the assumptions by considering our historical financial performance and trends, historical salon sale proceeds and estimated future salon sale activities. The preparation of our fair value estimate includes uncertain factors and requires significant judgments and estimates which are subject to change.
There are a number of uncertain factors or events that exist which may result in a future triggering event and require an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

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
If the triggering event analysis indicates the fair value of the Company-owned reporting unit has potentially fallen below more than the 20% headroom, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
As of June 30, 2019, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of approximately14%.
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
Fiscal Year 2018
During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as the Company's mall-based business and International segment met the criteria to be classified as held for sale and as a discontinued operation as of September 30, 2017. The Company's reporting changed to two reporting units: Company-owned and Franchise. Prior to this change the Company had four reporting units: North American Value, North American Premium, North American Franchise and International.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company performed its annual impairment assessment as of April 30. For the fiscal year 2018 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Company-owned and Franchise reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of our reporting units exceeded their carrying value.  The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 24%.  The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis and comparable market multiples. The assumptions used in determining fair value were similar to than those used in fiscal year 2019.
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
Investments In Affiliates:
The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. The Company's investments have no value as of June 30, 2019, 2018.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2019, 2018 and 2017, the Company recorded (increases) decreases in expense for changes in estimates related to prior year open policy periods of $(1.3), $1.2 and $1.6 million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2019, the Company had $10.1 and $23.6 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2018, the Company had $10.3 and $25.8 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Rent and Rent Expense:
The Company leases its salon locations under operating leases. Rent expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease and the straight-line basis is recorded as deferred rent within accrued expenses and other noncurrent liabilities in the Consolidated Balance Sheet.
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
Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, advertising fund fees, and initial franchise fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2.
Product sales by the Company to its franchisees are included within product revenues on the Consolidated Statement of Operations and recorded at the time product is delivered to franchise locations.
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
Cost of service— labor costs related to salon employees, costs associated with our field supervision (fiscal year 2017) and the cost of product used in providing service.
Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, travel costs associated with our field supervision (fiscal year 2017) and janitorial costs.
General and administrative— costs associated with field supervision (fiscal years 2019 and 2018), costs associated with salon training, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.
Consideration Received from Vendors:
The Company receives consideration for a variety of vendor-sponsored programs. These programs primarily include volume rebates and promotion and advertising reimbursements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to franchise and company-owned locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $7.7, $6.1 and $3.7 million during fiscal years 2019, 2018 and 2017, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.
Advertising and Advertising Funds:
Advertising costs consist of the Company’s corporate funded advertising costs, the Company’s advertising fund contributions and Franchisee’s advertising fund contributions. Corporate funded advertising costs are expensed as incurred. The Company has various franchising programs supporting certain of its franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. Salons, both company-owned and franchise are required to participate in the advertising funds for the same salon concept. The Company assists in the administration of the advertising funds. However, a group of individuals consisting of franchisee representatives has control over all of the expenditures and operates the funds in accordance with franchise operating and other agreements. Advertising fund contributions are expensed when the contribution is made.

The Company's advertising costs are included in site operating expenses in the Consolidated Statement of Operations and consist of the following:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Corporate funded advertising costs	$21,581	$19,803	$13,139
Advertising fund contributions from company-owned salons	12,929	16,834	17,158
Advertising fund contributions from franchisees	34,073	26,818	25,871
Total advertising costs	$68,583	$63,455	$56,168

The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2019 and 2018, approximately $23.8 and $23.8 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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

The Company has a partial valuation allowance on its deferred tax assets amounting to $70.7 million and $68.6 million at June 30, 2019 and 2018, respectively. The Company assesses the realizability of its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not. In connection with the Tax Cuts and Jobs Act, the Company remeasured the deferred tax accounts for the federal rate reduction and recorded a partial valuation allowance release for a total benefit of $68.1 million during fiscal year 2018. See Note 9 to the Consolidated Financial Statements.
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
Foreign Currency Translation:
The balance sheet, statement of operations and statement of cash flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each balance sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2019, 2018 and 2017, the foreign currency gain (loss) included in income (loss) from continuing operations was $0.1, $(0.1) and $0.1 million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restricted Cash

In November 2016, the FASB issued cash flow guidance requiring restricted cash and restricted cash equivalents to be included in the cash and cash equivalent balances in the statement of cash flows. Transfers between cash and cash equivalents and restricted cash are no longer presented in the statement of cash flows and a reconciliation between the balance sheet and statement of cash flows must be disclosed. The Company retrospectively adopted this guidance on July 1, 2018. The impact of this standard was applied to all periods presented. As a result of including restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash presented in the statement of cash flows increased $22.2, $38.4 and $37.6 million as of June 30, 2019, 2018, and 2017, respectively.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:
Leases
In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheet. The new standard is effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which provides companies with the option to apply the new lease standard either at the beginning of the earliest comparative period presented or in the period of adoption. The Company will elect this optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company will also elect the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classification or initial direct costs. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company is leveraging its lease management system to facilitate the adoption of this standard and is evaluating business processes and internal controls related to lease accounting to assist in the application of the new guidance.
The Company estimates adoption of the new standard will result in a right of use asset and lease liability of approximately $1.0 billion. The right of use asset and lease liability reflect a present value of the Company's current minimum lease payments for existing operating leases primarily relating to real estate leases, over a lease term, which includes one option as options are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The difference between the assets and liabilities will be attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company will use the portfolio approach in applying the discount rate.
The accounting guidance for lessors will remain largely unchanged from previous guidance, with the exception of the presentation of rent expense that the Company passes through to certain franchisees. These costs are generally paid by the Company and reimbursed by the franchisee. Historically, these costs have been recorded on a net basis within rent expense in the consolidated statements of operations but will be presented gross upon adoption of the new guidance. The Company expects the adoption of the new guidance will result in the recognition of additional franchise rental income and franchise rent expense of approximately $110 million annually beginning in fiscal year 2020. The Company does not expect the adoption of the new guidance to have a material impact on net income, cash flows or compliance with debt agreements. The Company continues to evaluate the impact the adoption of this new guidance will have on financial statement disclosures, in addition to evaluating business processes and internal controls related to lease accounting to assist in the ongoing application of the new guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Upon adoption of the new revenue recognition guidance, recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Under previous guidance, the initial franchise fees were recognized in full upon salon opening.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Year ended June 30, 2019		Year ended June 30, 2018
	Company-owned	Franchise	Company-owned	Franchise
	(in thousands)
Revenue recognized at a point in time:
Service	$749,660	$—	$899,345	$—
Product	165,713	59,905	205,037	53,703
Total revenue recognized at a point in time	$915,373	$59,905	$1,104,382	$53,703

Revenue recognized over time:
Royalty and other franchise fees	$—	$59,688	$—	$50,576
Advertising fund fees	—	34,073	—	26,818
Total revenue recognized over time	—	93,761	—	77,394
Total revenue	$915,373	$153,666	$1,104,382	$131,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	June 30, 2019	June 30, 2018	Balance Sheet Classification
	(in thousands)
Receivables from contracts with customers, net	$23,210	$21,504	Accounts receivable, net
Broker fees	$17,819	$14,002	Other assets

Deferred revenue:
Current
Gift card liability	$3,050	$3,320	Accrued expenses
Deferred franchise fees unopened salons	193	2,306	Accrued expenses
Deferred franchise fees open salons	4,164	3,030	Accrued expenses
Total current deferred revenue	$7,407	$8,656
Non-current
Deferred franchise fees unopened salons	$15,173	$11,161	Other non-current liabilities
Deferred franchise fees open salons	24,194	18,346	Other non-current liabilities
Total non-current deferred revenue	$39,367	$29,507

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, and sales of salon services and product. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of June 30, 2019 and June 30, 2018, the balance in the allowance for doubtful accounts was $2.0 million and $1.2 million, respectively. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement. The adoption of the amended revenue recognition guidance did not significantly change the Company's accounting for broker fees.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2018	$14,002
Additions	5,976
Amortization	(1,625)
Write-offs	(534)
Balance as of June 30, 2019	$17,819

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the years ended June 30, 2019 and 2018 was $5.3 and $5.8 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the twelve months ended June 30, 2019 and 2018 was $3.6 and $2.3 million, respectively. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of June 30, 2019 is as follows (in thousands):

2020	$4,164
2021	3,898
2022	3,778
2023	3,602
2024	3,367
Thereafter	9,549
Total	$28,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amended revenue recognition guidance impacted the Company's previously reported financial statements as follows:

CONSOLIDATED BALANCE SHEET
June 30, 2018
(Dollars in thousands)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$110,399	$—	$—	$—	$—	$110,399
Receivables, net	52,430	—	—	—	—	52,430
Inventories	79,363	—	—	—	—	79,363
Other current assets	47,867	—	—	—	—	47,867
Total current assets	290,059	—	—	—	—	290,059

Property and equipment, net	99,288	—	—	—	—	99,288
Goodwill	412,643	—	—	—	—	412,643
Other intangibles, net	10,557	—	—	—	—	10,557
Other assets	37,616	—	—	—	—	37,616
Non-current assets held for sale	6,572	—	—	—	—	6,572
Total assets	$856,735	$—	$—	$—	$—	$856,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,738	$—	$—	$—	$—	$57,738
Accrued expenses	97,630	3,030	—	56	—	100,716
Total current liabilities	155,368	3,030	—	56	—	158,454

Long-term debt	90,000	—	—	—	—	90,000
Other noncurrent liabilities	107,875	18,346	—	—	(4,378)	121,843
Total liabilities	353,243	21,376	—	56	(4,378)	370,297
Commitments and contingencies
Shareholders’ equity:		0
Common stock	2,263	—	—	—	—	2,263
Additional paid-in capital	194,436	—	—	—	—	194,436
Accumulated other comprehensive income	9,568	88	—	—	—	9,656
Retained earnings	297,225	(21,464)	—	(56)	4,378	280,083

Total shareholders’ equity	503,492	(21,376)	—	(56)	4,378	486,438

Total liabilities and shareholders’ equity	$856,735	$—	$—	$—	$—	$856,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For The Twelve Months Ended June 30, 2018
(Dollars and shares in thousands, except per share data amounts)

		Adjustments for new revenue recognition guidance
	Previously	Franchise	Advertising	Gift Card
	Reported	Fees	Funds	Breakage	Taxes	Adjusted
Revenues:
Service	$899,051	$—	$—	$294	$—	$899,345
Product	258,666	—	—	74	—	258,740
Royalties and fees	56,357	(5,781)	26,818	—	—	77,394
	1,214,074	(5,781)	26,818	368	—	1,235,479
Operating expenses:
Cost of service	530,582	—	—	—	—	530,582
Cost of product	140,623	—	—	—	—	140,623
Site operating expenses	127,249	—	26,818	—	—	154,067
General and administrative	174,045	—	—	—	—	174,045
Rent	183,096	—	—	—	—	183,096
Depreciation and amortization	58,205	—	—	—	—	58,205
Total operating expenses	1,213,800	—	26,818	—	—	1,240,618

Operating income (loss)	274	(5,781)	—	368	—	(5,139)
	274	-5781	0	368	0	-5139
Other (expense) income:
Interest expense	(10,492)	—	—	—	—	(10,492)
Gain from sale of salon assets to franchisees, net	241	—	—	—	—	241
Interest income and other, net	6,429	—	—	(1,230)	—	5,199

Loss from continuing operations before income taxes	(3,548)	(5,781)	—	(862)	—	(10,191)

Income tax benefit	65,434	—	—	—	4,378	69,812

Income from continuing operations	61,886	(5,781)	—	(862)	4,378	59,621

Loss from TBG discontinued operations, net of taxes	(53,185)	—	—	—	—	(53,185)

Net income (loss)	$8,701	$(5,781)	$—	$(862)	$4,378	$6,436

Net loss per share:
Basic:
Income from continuing operations (1)	$1.33	$(0.12)	$0.00	$(0.02)	$0.09	$1.28
Loss from TBG discontinued operations	(1.14)	0.00	0.00	0.00	0.00	(1.14)
Net loss per share, basic (1)	$0.19	$(0.12)	$0.00	$(0.02)	$0.09	$0.14
Diluted:
Income from continuing operations (1)	$1.32	$(0.12)	$0.00	$(0.02)	$0.09	$1.27
Loss from TBG discontinued operations	(1.13)	0.00	0.00	0.00	0.00	(1.13)
Net loss per share, diluted (1)	$0.18	$(0.12)	$0.00	$(0.02)	$0.09	$0.14

Weighted average common and common equivalent shares outstanding:
Basic	46,517	46,517	46,517	46,517	46,517	46,517
Diluted	47,035	47,035	47,035	47,035	47,035	47,035
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. TBG DISCONTINUED OPERATIONS AND RESTRUCTURING
The Beautiful Group (TBG):

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons to The Beautiful Group (TBG), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operated these locations as franchise locations until June 2019. In addition, the Company entered into a share purchase agreement for substantially all of its International segment, representing approximately 250 salons in the UK, with TBG who operates these locations as franchise locations.

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

In fiscal 2018, the Company fully reserved for an $11.7 million promissory note due from TBG which related to amounts due as part of the original transaction (working capital and prepaid rent) as this promissory note included forgiveness clauses if certain conditions were met, that the Company believed would be met.

In fiscal 2019, the Company fully reserved for amounts due from TBG, primarily related to notes and accounts receivable for inventory TBG purchased from the Company and outstanding royalties due.
In June 2019, the Company entered into a settlement agreement with TBG regarding the US and Canadian salons, which, among other things, substitutes the master franchise agreement for a license agreement. Pursuant to the settlement agreement, the Company released and forgave TBG from amounts due related to inventory shipments, fees, services and accounts and notes receivables, plus accrued interest. The Company had previously reserved for such amounts due from TBG in fiscal 2018 and fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the results of TBG related charges and TBG discontinued operations for the periods presented:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Revenue	$—	$101,140	$423,427

TBG Mall Restructuring:
Accounts and notes receivable reserves	$20,711	$—	$—
Other charges	1,105	—	—
Total TBG mall restructuring	$21,816	$—	$—

TBG Discontinued Operations:
Working capital and prepaid rent receivable reserve	$—	$11,697	$—
Other charges (1) (2) (3)	1,221	47,848	15,244
Loss from TBG discontinued operations, before taxes	1,221	59,545	15,244
Income tax expense (benefit) on TBG discontinued operations (4)	(7,117)	(6,360)	—
Loss (income) from TBG discontinued operations, net of tax	$(5,896)	$53,185	$15,244

(1)	In fiscal year 2019, the Company recorded professional fees related to the transaction as well as insurance adjustments associated with the discontinued operations.

(2)
In fiscal year 2018, the Company recorded $43.0 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment, $3.6 million of loss from operations and $6.8 million of professional fees.

(3)	In fiscal year 2017, the Company recorded a loss from operations.

(4)	Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance.
The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. The Company concluded that TBG is a VIE based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the carrying value of the amounts due from TBG and the guarantee of the operating leases. As of June 30, 2019, prior to any mitigation efforts which may be available, the Company remains liable for up to $41 million associated with remaining TBG salon lease commitments, should TBG not perform. The Company is also potentially liable for up to $2.2 million of payments to assist with operating expenses over the next six months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Smartstyle restructuring:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2019	2018
	(Dollars in thousands)
Other current assets:
Prepaids	$9,527	$8,619
Restricted cash	22,238	38,375
Other	1,451	873
	$33,216	$47,867
Property and equipment:
Land	$—	$2,217
Buildings and improvements	29,165	48,265
Equipment, furniture and leasehold improvements	309,561	390,852
Internal use software	67,465	66,046
	406,191	507,380
Less accumulated depreciation and amortization	(328,101)	(408,092)
	$78,090	$99,288
Accrued expenses:
Payroll and payroll related costs	$34,909	$53,949
Insurance	12,935	12,891
Rent and related real estate costs	6,332	5,273
Other	26,575	28,603
	$80,751	$100,716
Other noncurrent liabilities:
Deferred income taxes	$17,924	$27,851
Deferred rent	14,006	20,613
Insurance	23,565	25,804
Deferred benefits	12,457	13,377
Deferred franchise fees	39,367	29,507
Other	4,080	4,691
	$111,399	$121,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2019				2018
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	33	$6,909	$(3,659)	$3,250	31	$8,128	$(4,260)	$3,868
Franchise agreements	19	9,783	(8,057)	1,726	19	9,763	(7,712)	2,051
Lease intangibles	20	13,490	(10,065)	3,425	20	13,997	(9,770)	4,227
Other	20	883	(523)	360	21	1,983	(1,572)	411
Total	22	$31,065	$(22,304)	$8,761	22	$33,871	$(23,314)	$10,557

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
Total amortization expense related to intangible assets during fiscal years 2019, 2018 and 2017 was approximately $1.3 million in each year. As of June 30, 2019, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2020	$1,265
2021	1,142
2022	1,096
2023	934
2024	777
Thereafter	3,547
Total	$8,761

The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Cash paid (received) for:
Interest	$4,408	$7,022	$7,293
Taxes and penalties, net	2,096	2,397	2,314
Noncash investing activities:
Unpaid capital expenditures	3,873	9,209	2,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2019			2018
	Gross Carrying Value (2)	Accumulated Impairment (1)	Net	Gross Carrying Value (2)	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$419,818	$(74,100)	$345,718	$486,743	$(74,100)	$412,643
_______________________________________________________________________________

(1)	In fiscal year 2011, the Company realized a $74.1 million goodwill impairment loss associated with the Company-owned reporting unit (the previous North American Value reporting unit).

(2)	The change in the gross carrying value of goodwill relates to goodwill derecognized for salons sold to franchisees and foreign currency translation adjustments.
The table below contains details related to the Company's goodwill

	Company-owned	Franchise	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2017	$188,888	$228,099	$416,987
Translation rate adjustments	(201)	(244)	(445)
Derecognition related to sale of salon assets to franchisees (1)	(3,899)	—	(3,899)
Goodwill, net at June 30, 2018	184,788	227,855	412,643
Translation rate adjustments	57	73	130
Derecognition related to sale of salon assets to franchisees (1)	(67,055)	—	(67,055)
Goodwill, net at June 30, 2019	$117,790	$227,928	$345,718
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2019 and June 30, 2018, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of June 30, 2019 and 2018, the estimated fair value of the Company's debt was $90.0 million which approximated its carrying value. As of June 30, 2019 the estimated fair value of the long-term financial liability was $28.9 million which approximated its carrying value. The estimated fair value of the Company's debt and long-term financial liability are based on Level 2 inputs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2019	2018	2017
	(Dollars in thousands)
Long-lived assets (1)	(4,587)	$(11,092)	$(7,943)
_____________________________

(1)	See Note 1 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Date	2019	2018	2019	2018
	(fiscal year)			(Dollars in thousands)
Revolving credit facility	2023	3.65%	3.34%	$90,000	$90,000

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2019.
Revolving Credit Facility
As of June 30, 2019 and 2018, the Company had $90.0 million of outstanding borrowings under a $295.0 million revolving credit facility. The unsecured five-year revolving credit facility expires in March 2023 and includes, among other things, a maximum consolidated net leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, investments and other indebtedness. The revolving credit facility includes a $30.0 million subfacility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $150.0 million under certain circumstances. The revolving credit facility has variable interest rates tied to LIBOR plus 1.25% to 1.85% and includes a facility fee of 0.25% to 0.40%. Both the LIBOR credit spread and the facility fee are based on the Company's consolidated net leverage ratio.

In connection with entering into the revolving credit facility, the Company terminated its previous $200.0 million revolving credit facility. As a result of terminating the $200.0 million revolving credit facility, the Company recognized $0.1 million of additional interest expense related to unamortized commitment fees during the fiscal year 2018.

At June 30, 2019, the Company has outstanding standby letters of credit under the Revolving Credit Facility of $21.5 million primarily related to the Company's self-insurance program, therefore, unused available credit under the facility was $183.5 million.
Senior Term Notes
In fiscal year 2018, the Company redeemed all of its 5.5% senior term notes that were due December 2019 (Senior Term Notes) for $124.2 million, which included a $1.2 million premium. The Company utilized $90.0 million under the revolving credit facility and cash on hand of $34.2 million to repay the Senior Term Notes. As a result of redeeming the Senior Term Notes, the Company recorded $1.7 million of additional interest expense related to the unamortized debt discount and debt issuance costs during the fiscal year 2018.
Sale and Leaseback Transactions
In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of June 30, 2019, the current portion of the Company’s lease liabilities was $0.9 million.

The Company’s long-term lease liability consists of the following:

	Maturity Date	Interest Rate	June 30, 2019	June 30, 2018
	(Fiscal Year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	3.30%	$17,354	$—
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,556	—
Long-term lease liability			$28,910	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, future lease payments due are as follows:

	Salt Lake City	Chattanooga
2020	$1,120	$805
2021	1,157	817
2022	1,171	829
2023	1,186	842
2024	1,200	854
Thereafter	11,952	9,282
Total	$17,786	$13,429

The lease liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the liability.
The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the year ended June 30, 2019.

8. COMMITMENTS AND CONTINGENCIES
Operating Leases:
The Company leases most of its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years, with many leases renewable for additional 5 to 10 years terms at the option of the Company. For most leases, the Company is required to pay real estate taxes and other occupancy expenses.
The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.
Sublease income was $37.3, $34.0 and $31.5 million in fiscal years 2019, 2018 and 2017, respectively. Rent expense on premises subleased was $37.0, $33.6 and $31.1 million in fiscal years 2019, 2018 and 2017, respectively. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.3, $0.4, and $0.4 million for fiscal years 2019, 2018 and 2017, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. The aggregate amount of lease payments to be made over the remaining lease term are approximately $2.3 million. The amount of rental income approximates the amount of rent expense, thereby having no material impact on rent expense or net income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Minimum rent (1)	$108,892	$157,828	$154,417
Percentage rent based on sales	4,754	4,324	4,058
Real estate taxes and other expenses	18,170	20,944	22,003
	$131,816	$183,096	$180,478

_______________________________________________________________________________

(1)
Fiscal year 2018 includes lease termination and other related closure costs of $27.3 million and a deferred rent benefit of $3.3 million related to the restructuring of the company-owned SmartStyle portfolio that occurred in January 2018.

As of June 30, 2019, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases are as follows:

Fiscal Year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2020	$94,108	$108,051
2021	71,362	85,265
2022	47,793	62,700
2023	29,665	41,973
2024	14,673	23,367
Thereafter	14,695	24,162
Total minimum lease payments	$272,296	$345,518

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
The components of continuing operations (loss) income before income taxes are as follows:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(17,513)	$(16,604)	$2,467
International	(4,754)	6,413	3,462
	$(22,267)	$(10,191)	$5,929

The (benefit) provision for income taxes consists of:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Current:
U.S.	$(519)	$2,151	$994
International	1,069	1,894	268
Deferred:
U.S.	(2,303)	(73,728)	7,901
International	(392)	(129)	61
	$(2,145)	$(69,812)	$9,224

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2019	2018	2017
U.S. statutory rate	21.0%	28.0%	35.0%
State income taxes, net of federal income tax benefit	0.5	14.8	8.7
Valuation allowance (1)	(14.5)	560.8	117.0
Foreign income taxes at other than U.S. rates	0.9	(0.5)	(4.9)
Work opportunity tax credits	7.2	15.2	(26.8)
Deferred tax rate remeasurement	—	99.0	—
Uncertain tax positions	1.0	(15.9)	—
Stock-based compensation	2.2	(15.8)	25.2
Other, net (2)	(8.7)	(0.6)	1.4
	9.6%	685.0%	155.6%

_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.

(2)
The (8.7)% of Other, net in fiscal year 2019 includes the rate impact of goodwill derecognition and miscellaneous items of (5.9)% and (2.8)%, respectively. Miscellaneous items do not include any items in excess of 5% of computed tax. The (0.6)% of Other, net in fiscal year 2018 does not include the rate impact of any items in excess of 5% of computed tax. The other 1.4% of Other, net in fiscal year 2017 includes the rate impact of meals and entertainment expense disallowance, adjustments resulting from charitable contributions, officer life insurance and miscellaneous items of 6.3%, 10.0%, (7.8)% and (7.1)%, respectively. Miscellaneous items do not include any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$3,816	$5,251
Payroll and payroll related costs	11,696	14,083
Net operating loss carryforwards	48,208	41,570
Tax credit carryforwards	36,966	35,102
Deferred franchise fees	7,508	6,818
Financial lease liability	7,387	—
Other	8,709	17,416
Subtotal	$124,290	$120,240
Valuation allowance	(70,707)	(68,610)
Total deferred tax assets	$53,583	$51,630
Deferred tax liabilities:
Goodwill and intangibles	$(62,378)	$(72,670)
Other	(9,129)	(6,811)
Total deferred tax liabilities	$(71,507)	$(79,481)
Net deferred tax liability	$(17,924)	$(27,851)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the Tax Act, the Company recorded a provisional net tax benefit of $68.1 million in continuing operations for the twelve months ended June 30, 2018. During the six months ended December 31, 2018, the Company made no adjustments to this provisional tax benefit and finalized its accounting related to the Tax Act. The net tax benefit is primarily attributable to the impact of the corporate rate reduction on our deferred tax assets and liabilities along with a partial release of the U.S. valuation allowance. The benefit recognized on current losses and the partial valuation allowance release is solely attributable to tax reform and the law change that allows for the indefinite carryforward of net operating losses ("NOLs") arising in tax years ending after December 31, 2017. Prior law limited the carryforward period to 20 years. As a result of the new tax rules, companies can now consider its indefinite lived deferred tax liabilities as a source of income to support the realization of its existing deferred tax assets that upon reversal are expected to generate indefinite lived NOLs. Consequently, the Company was able to remove the valuation allowance associated with these deferred tax assets. The Company continues to maintain a valuation allowance on the historical balance of its finite lived federal NOLs, tax credits and various state tax attributes. Changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods.

At June 30, 2019, the Company has tax effected federal, state, Canada and U.K. net operating loss carryforwards of approximately $31.4, $13.4, $2.8 and $0.6 million, respectively. The Company’s federal loss carryforward consists of $13.1 million that will expire from fiscal years 2034 to 2037 and $18.3 million that has no expiration. The state loss carryforwards will expire from fiscal years 2020 to 2039. The Canada loss carryforward will expire from fiscal years 2036 to 2039. The U.K. loss carryforward has no expiration.

The Company's tax credit carryforward of $36.9 million consists of $35.7 million that will expire from fiscal years 2030 to 2039, $0.5 million that will expire from fiscal years 2020 to 2029 and $0.7 million of carryforward that has no expiration date.

As of June 30, 2019, the Company has not provided deferred taxes on approximately $4.4 million of undistributed earnings of attributable to its international subsidiaries that have been considered to be reinvested indefinitely. The Company has multiple avenues to repatriate these earnings tax efficiently and therefore it does not expect to incur significant U.S. or foreign income taxes upon repatriation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company is no longer subject to IRS examinations for years before 2014. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,027	$1,388	$1,357
Additions based on tax positions related to the current year	287	553	259
Additions/(reductions) based on tax positions of prior years	(154)	1,608	80
Reductions on tax positions related to the expiration of the statute of limitations	(397)	(177)	(179)
Settlements	—	(345)	(129)
Balance at end of period	$2,763	$3,027	$1,388

If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $2.2 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2019, 2018 and 2017, we recorded interest and penalties of approximately $0.1 million as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.2 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2019, the Company's cumulative contributions to the ESPP totaled $10.9 million.
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled zero, $0.2, and $0.2 million for fiscal years 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2019	2018
	(Dollars in thousands)
Current portion (included in accrued liabilities)	$1,183	$1,960
Long-term portion (included in other noncurrent liabilities)	4,416	4,342
	$5,599	$6,302

The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.5 and $1.0 million at June 30, 2019 and 2018, respectively.
The Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.4, $0.3 and $0.3 million for fiscal years 2019, 2018 and 2017, respectively. Related obligations totaled $2.6 million at June 30, 2019 and 2018, with $0.5 million within accrued expenses at June 30, 2019 and 2018, and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
In connection with the passing of former employees in fiscal years 2019, 2018 and 2017, the Company received 24.6, $18.1 and $0.9 million, respectively, in life insurance proceeds. The Company recorded gains of zero, $8.0 and $0.1 million in fiscal years 2019, 2018 and 2017, respectively, in general and administrative in the Consolidated Statement of Operations associated with the proceeds.

11. EARNINGS PER SHARE
The Company’s basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company’s diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.
For fiscal years 2019 and 2017, 1,341,421 and 728,223 of common stock equivalents of dilutive common stock, respectively were not included in the diluted earnings per share calculation due to net loss from continuing operations. For fiscal year 2018, 518,236 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculation due to net income from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Year
	2019	2018	2017
Equity-based compensation awards	118,246	634,292	2,407,158

12. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting, provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 3,818,895 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and stock options). As of June 30, 2019, a maximum of 3,747,822 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018 Plan generally include various acceleration terms, including upon retirement for participants aged sixty-two years or older or who are aged fifty-five or older and have 15 years of continuous service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also has outstanding awards under the 2016 Long Term Incentive Plan (the 2016 Plan), although the 2016 Plan terminated in October 2018 and no additional awards have since been or will be made under the 2016 Plan. The 2016 Plan provided for the granting of SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
The Company also has outstanding awards under the Amended and Restated 2004 Long Term Incentive Plan (the "2004 Plan"), although the 2004 Plan terminated in October 2016 and no additional awards have since been or will be made under the 2004 Plan. The 2004 Plan provided for the granting of nonqualified stock options, SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
Under the 2018 Plan, 2016 Plan and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2019, 2018 and 2017 were as follows:

	2019	2018	2017
SARs (1)	$—	$—	$3.68
RSAs & RSUs (2)	21.12	13.43	11.73
PSUs (2)	14.05	15.74	12.28

(1) The fair value of SARs granted are estimated on the date of grant using the Black-Scholes-Merton (BSM) option valuation model. The significant assumptions used in determining the estimated fair value of SARs granted during fiscal year 2017 were as follows: Risk-free interest rate of 1.99%, expected term of 6.5 years, expected volatility of 31.5% and no dividend yield.
(2) The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Risk-free interest rate	2.31 - 2.68%	1.66 - 2.59%	1.21%
Expected volatility	34.2 - 34.6%	33.4 - 37.1%	36.5%
Expected dividend yield	0%	0%	0%

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
Stock-based compensation expense was as follows:

	2019	2018	2017
SARs	$1,497	$2,252	$3,533
RSAs, RSUs, & PSUs	7,506	6,017	9,609
Total stock-based compensation expense (recorded in G&A)	9,003	8,269	13,142
Less: Income tax benefit (1)	(1,891)	(1,736)	—
Total stock-based compensation expense, net of tax	$7,112	$6,533	$13,142

(1) Federal statutory income tax rate of 21% utilized in fiscal years 2019 and 2018. No income tax benefit associated with fiscal year 2017 due to the full valuation allowance.
Total compensation cost for stock-based payment arrangements for fiscal years 2018 and 2017 includes $1.3 and $5.4 million related to the termination of former executive officers.
Stock Appreciation Rights & Stock Options:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SARs and stock options granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the April 2017 grant to the Chief Executive Officer, which vests in full after two years.
Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2018	1,518	15	$12.44
Granted	—	—	—
Forfeited/Expired	(50)	(3)	19.13
Exercised	(147)	(2)	14.29
Outstanding balance at June 30, 2019	1,321	10	$11.97	6.54	$6,163
Exercisable at June 30, 2019	1,321	10	$11.97	6.54	$6,163
Unvested awards, net of estimated forfeitures	—	—	$—	—	$—

Restricted Stock Units:
RSUs granted to employees under the 2018 Plan, 2016 Plan and 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a three or five year period. RSUs granted to non-employee directors under the 2018 Plan, 2016 Plan and 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all of our RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs
Outstanding balance at June 30, 2018	705	$12.82
Granted	405	21.12
Forfeited	(60)	16.72
Vested	(200)	19.98
Outstanding balance at June 30, 2019	850	$16.42	$14,110
Vested at June 30, 2019	317	$13.13	$5,262
Unvested awards, net of estimated forfeitures	509	$18.39	$8,449

As of June 30, 2019, there was $5.0 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted-average period of 1.5 years.
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity for all of our PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
	PSUs
Outstanding balance at June 30, 2018	338	$13.72
Granted	784	14.05
Forfeited	(62)	17.16
Vested	(80)	21.39
Outstanding balance at June 30, 2019	980	$14.10	$16,268
Vested at June 30, 2019	—	$—	$—
Unvested awards, net of estimated forfeitures	951	$14.10	$15,787
_______________________________________________________________________________

(1)	Includes actual or expected payout rates as set forth in the performance criteria.
In connection with the termination of former executive officers, the Company settled certain PSUs for cash of $0.8 million and $3.2 million during fiscal year 2018 and 2017, respectively.
PSUs granted in fiscal year 2019 have a performance period of three years, after which they will vest to the extent earned. Future compensation expense for these unvested awards could reach a maximum of $4.7 million to be recognized over 2.2 years, if the maximum performance metrics are achieved.
PSUs granted in fiscal year 2018 have a performance period of three years, after which they will vest to the extent earned. Future compensation expense for these unvested awards could reach a maximum of $1.1 million to be recognized over 1.2 years, if the maximum performance metrics are achieved.
PSUs granted in fiscal year 2017 had a performance period of three years. They have been earned and will vest three years from the initial grant date. As of June 30, 2019, there was less than $0.1 million of expense related to the fiscal 2017 PSUs that is expected to be recognized over a weighted-average period of 0.2 years.
13. SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
Shareholders' Rights Plan:
The Company previously had a shareholders' rights plan, which expired by its terms in December 2016.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2019, 28.5 million shares have been cumulatively repurchased for $569.1 million, and $80.9 million remained outstanding under the approved stock repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2019	2018	2017
	(Dollars in thousands)
Foreign currency translation	$8,853	$8,668	$2,684
Unrealized gain on deferred compensation contracts	489	988	652
Accumulated other comprehensive income	$9,342	$9,656	$3,336

14. SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the first quarter of fiscal year 2018, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of the sale of the mall-based business and International segment sale. See Note 1 to the Consolidated Financial Statements. The Company now reports its operations in two operating segments: Franchise salons and Company-owned salons. The Company's operating segments are its reportable operating segments. Prior to this change, the Company had four operating segments: North American Value, North American Premium, North American Franchise, and International. The Company did not operate under the realigned operating segment structure prior to the first quarter of fiscal year 2018.
The Franchise salons reportable operating segment is comprised of 3,951 franchised salons located mainly in strip center locations and Walmart Supercenters. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the United States and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The Company-owned salons reportable operating segment is comprised of 3,108 company-owned salons located mainly in strip center locations and Walmart Supercenters. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the Company-owned salons segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Year Ended June 30, 2019
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$749,660	$—	$—	$749,660
Product	165,713	59,905	—	225,618
Royalties and fees	—	93,761	—	93,761
	915,373	153,666	—	1,069,039
Operating expenses:
Cost of service	452,827	—	—	452,827
Cost of product	81,597	47,219	—	128,816
Site operating expenses	106,932	34,099	—	141,031
General and administrative	57,219	32,888	86,897	177,004
Rent	130,214	740	862	131,816
Depreciation and amortization	28,263	762	8,823	37,848
TBG restructuring	—	21,816	—	21,816
Total operating expenses	857,052	137,524	96,582	1,091,158
Operating income (loss)	58,321	16,142	(96,582)	(22,119)
Other (expense) income:
Interest expense	—	—	(4,795)	(4,795)
Gain from sale of salon assets to franchisees, net	—	—	2,918	2,918
Interest income and other, net	—	—	1,729	1,729
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$58,321	$16,142	$(96,730)	$(22,267)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2018
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$899,345	$—	$—	$899,345
Product	205,037	53,703	—	258,740
Royalties and fees	—	77,394	—	77,394
	1,104,382	131,097	—	1,235,479
Operating expenses:
Cost of service	530,582	—	—	530,582
Cost of product	98,495	42,128	—	140,623
Site operating expenses	127,249	26,818	—	154,067
General and administrative	67,163	25,880	81,002	174,045
Rent	181,869	269	958	183,096
Depreciation and amortization	48,508	365	9,332	58,205
Total operating expenses	1,053,866	95,460	91,292	1,240,618
Operating income (loss)	50,516	35,637	(91,292)	(5,139)
Other (expense) income:
Interest expense	—	—	(10,492)	(10,492)
Gain from sale of salon assets to franchisees, net	—	—	241	241
Interest income and other, net	—	—	5,199	5,199
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$50,516	$35,637	$(96,344)	$(10,191)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2017
	Company-owned	Franchise	Corporate(1)	Consolidated
	(Dollars in thousands)
Revenues:
Service	$960,781	$—	$—	$960,781
Product	229,308	30,623	—	259,931
Royalties and fees	—	72,088	—	72,088
	1,190,089	102,711	—	1,292,800
Operating expenses:
Cost of service	610,384	—	—	610,384
Cost of product	103,611	22,686	—	126,297
Site operating expenses	127,797	25,871	—	153,668
General and administrative	47,673	21,222	88,440	157,335
Rent	179,463	171	844	180,478
Depreciation and amortization	42,273	357	9,458	52,088
Total operating expenses	1,111,201	70,307	98,742	1,280,250
Operating income (loss)	78,888	32,404	(98,742)	12,550
Other (expense) income:
Interest expense	—	—	(8,584)	(8,584)
Gain from sale of salon assets to franchisees, net	—	—	492	492
Interest income and other, net	—	—	1,471	1,471
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$78,888	$32,404	$(105,363)	$5,929

_______________________________________________________________________________
(1) Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with salon support, depreciation and amortization related to our corporate headquarters and unallocated insurance, benefit and compensation programs, including stock-based compensation.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2019		2018		2017
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$972,994	$75,789	$1,132,041	$95,956	$1,197,085	$119,649
Other countries	96,045	2,301	103,438	3,332	95,715	3,632
Total	$1,069,039	$78,090	$1,235,479	$99,288	$1,292,800	$123,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items which impacted fiscal years 2019 and 2018 revenues, operating and net income (loss).
Summarized quarterly data for fiscal years 2019 and 2018 follows:

	Quarter Ended
	September 30	December 31	March 31 (a)	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2019
Revenues	$287,835	$274,671	$258,343	$248,190	$1,069,039
Cost of service and product revenues, excluding depreciation and amortization	153,678	151,281	142,799	133,885	581,643
Operating income (loss)	3,429	(1,551)	(22,162)	(1,835)	(22,119)
Income (loss) from continuing operations	(463)	417	(14,811)	(5,265)	(20,122)
Income (loss) from discontinued operations	(264)	6,113	178	(131)	5,896
Net income (loss)	(727)	6,530	(14,633)	(5,396)	(14,226)
Income (loss) from continuing operations per share, basic (e)	(0.01)	0.01	(0.37)	(0.14)	(0.48)
Income (loss) from discontinued operations per share, basic (e)	(0.01)	0.14	—	—	0.14
Net income (loss) per share, basic (e)	(0.02)	0.15	(0.36)	(0.14)	(0.34)
Income (loss) from continuing operations per share, diluted (e)	(0.01)	0.01	(0.37)	(0.14)	(0.48)
Income (loss) from discontinued operations per share, diluted (e)	(0.01)	0.14	—	—	0.14
Net income (loss) per share, diluted (e)	(0.02)	0.15	(0.36)	(0.14)	(0.34)

	Quarter Ended
	September 30 (b)	December 31 (c)	March 31	June 30(d)	Year Ended
	(Dollars in thousands, except per share amounts)
2018
Revenues	$315,464	$313,849	$305,783	$300,383	$1,235,479
Cost of service and product revenues, excluding depreciation and amortization	169,998	174,714	169,220	157,273	671,205
Operating income (loss)	15,600	(38,479)	4,339	13,401	(5,139)
Income from continuing operations	8,445	42,092	3,585	5,499	59,621
Loss from discontinued operations(b)	(33,767)	(6,601)	(10,605)	(2,212)	(53,185)
Net income (loss)	(25,322)	35,491	(7,020)	3,287	6,436
Income from continuing operations per share, basic	0.18	0.90	0.08	0.12	1.28
Loss from discontinued operations per share, basic	(0.72)	(0.14)	(0.23)	(0.05)	(1.14)
Net income (loss) per share, basic (e)	(0.54)	0.76	(0.15)	0.07	0.14
Income (loss) from continuing operations per share, diluted (e)	0.18	0.89	0.08	0.12	1.27
Income (loss) from discontinued operations per share, diluted	(0.72)	(0.14)	(0.22)	(0.05)	(1.13)
Net income (loss) per share, diluted (e)	(0.54)	0.75	(0.15)	0.07	0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________________________________________________________________________

(a)
During the third quarter of fiscal year 2019, the Company recorded a $20.7 million restructuring charge related to TBG mall locations. The reserve was a non-cash charge to reserve for notes and receivables due from TBG.

(b)
During the first quarter of fiscal year 2018, the Company recorded $33.8 million of one-time asset impairments and other non-recurring costs associated with the October 2017 sale of substantially all of its North American mall-based salons and its UK business. These impairments and costs and the result of operations for the salons sold, were classified in discontinued operations. Results of operations for the North American mall-based business and the UK have been classified as a discontinued operation for all periods presented.

(c)
During the second quarter of fiscal year 2018, the Company recorded $68.9 million of non-cash, one-time, tax benefits related to the enactment of the Tax Cuts and Jobs Act ("Tax Reform"), partially offset by $37.6 million of one-time lease termination and other non-recurring costs associated with the recently announced restructuring of the Company's SmartStyle salon portfolio, and $3.5 million of other one-time costs.

(d)
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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2019 based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
On August 23, 2019, the Company entered into an amendment to the employment agreement with Jim Lain, the Company’s Chief Operating Officer, to designate his primary office as the Atlanta, Georgia area. In addition, the Agreement provides that Mr. Lain will be entitled to reimbursement of reasonable travel expenses between his primary office and the Company’s principal executive offices in Minneapolis, Minnesota beginning January 1, 2019.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2019 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2019 Proxy Statement, and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies and Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found in the same section of the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," "Fiscal 2019 Director Compensation Table," and "CEO Pay Ratio" of the Company's 2019 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2019 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2019 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Our Board Governance" of the Company's 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 4—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2019 Proxy Statement and is incorporated herein by reference.

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
Exhibit Number/Description

2(a)
Asset Purchase Agreement, dated October 1, 2017, between Regis Corporation, Regis Inc. and The Beautiful Group LLC. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed on October 5, 2017.

2(b)
Share Purchase Agreement, dated October 1, 2017, between Haircare Limited, Regis UK Limited and International Beauty Limited. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on 8-K filed on October 5, 2017.

3(a)	Articles of Amendment of Restated Articles of Incorporation, dated April 24, 2018. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 1, 2018.)

3(b)	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

4(a)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).) (P)

4(b)	Description of the Company's Securities

10(a)*
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

10(b)*
Form of Amendment and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed November 9, 2012.)

10(c)*	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q filed February 3, 2014.)

10(d)*	Employment Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(e)*
Restricted Stock Unit Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(f)*
Stock Appreciation Right Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(g)*
Employment Offer Letter, dated June 16, 2017, between the Company and Andrew H. Lacko. (Incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(h)*
Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10(i)*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10(j)*	Form of Restricted Stock Unit Award (Annual Fiscal 2018 Executive Grants). Incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(k)*	Form of Stock Appreciation Right Award (Annual Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(l)*	Form of Performance Stock Unit Award (Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(m)*	Form of Restricted Stock Unit Award (Annual Fiscal 2017 and 2016 Executive Grants). (Incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(n)*	Form of Performance Stock Unit Award (Fiscal 2017 Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(o)*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(p)*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated effective October 18, 2016. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10(q)*	Changes to Severance Program, dated January 23, 2017. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.)

10(r)
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

10(s)
Amendment No. 1 to Credit Agreement dated as of April 25, 2018 by and among Regis Corporation, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

10(t)
Secured Promissory Note (US Working Capital) of The Beautiful Group Management, LLC in favor of Regis Corp., dated as of August 2, 2018. (Incorporated by reference to Exhibit 10(ii) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(u)
Secured Promissory Note (UK Working Capital) of International Beauty Limited in favor of Regis Corp., dated as of August 2, 2018. (Incorporated by reference to Exhibit 10(jj) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(v)
Secured Promissory Note (Canada Working Capital) of The Beautiful Group Salons (Canada), Ltd. in favor of Regis Corp., dated as of August 2, 2018. (Incorporated by reference to Exhibit 10(kk) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(w)
Secured Promissory Note (US Receivables) of The Beautiful Group Management, LLC in favor of Regis Corp., dated as of August 2, 2018. (Incorporated by reference to Exhibit 10(ll) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(x)
Secured Promissory Note (Canada Receivables) of The Beautiful Group Salons (Canada), Ltd. in favor of Regis Corp., dated as of August 2, 2018. (Incorporated by reference to Exhibit 10(mm) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(y)*	Form of Letter Agreement with Executive Officers (August 31, 2018). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(z)*
Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(aa)*	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Grant, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(bb)*
Form of Performance Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(cc)*	Form of Performance Stock Unit Award (Annual Fiscal 2019, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(dd)*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(ee)*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(ff)*
Regis Corporation Stock Purchase and Matching RSU Program as amended and restated effective March 20, 2019, including form of SPMP and forms of Matching RSU Award Agreements. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(gg)*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10(hh)*	Separation Agreement, dated March 21, 2019 between the Company and Rachel Endrizzi

10(ii)
Second US and Canada Omnibus Settlement Agreement dated as of June 27, 2019, among Regis Corp., Regis, Inc., Regis Holdings (Canada), Ltd., and The Barbers, Hairstyling for Men & Women, Inc. (“Regis Entities”), on the one hand, and The Beautiful Group Management, LLC, The Beautiful Group Salons (Canada) Ltd., The Beautiful Group Holdings, LLC, Archetype Capital Group, LLC, The Beautiful Group Ventures, LLC, TBG IP Holder, LLC, and Regent Companies, LLC (“TBG Entities”), on the other hand. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 3, 2019.)

10(jj)	Amendment to Employment Agreement, dated August 23, 2019, between the Company and Jim B. Lain.

21	List of Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(*)    Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
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
Kersten D. Zupfer, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
DATE: August 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID P. WILLIAMS
David P. Williams, Chairman of the Board of Directors	Date: August 27, 2019

/s/ HUGH E. SAWYER
Hugh E. Sawyer, Director	Date: August 27, 2019

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 27, 2019

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 27, 2019

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 27, 2019

/s/ VIRGINIA GAMBALE
Virginia Gambale, Director	Date: August 27, 2019

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 27, 2019

/s/ MARK LIGHT
Mark Light, Director	Date: August 27, 2019