Form 10-Q
period 2019-09-30
REGIS CORP
filed 2019-10-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2019:

Common Stock, $.05 par value	35,548,036
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,902	$70,141
Receivables, net	28,724	30,143
Inventories	74,634	77,322
Other current assets	32,194	33,216
Total current assets	194,454	210,822

Property and equipment, net	71,442	78,090
Goodwill	313,251	345,718
Other intangibles, net	8,416	8,761
Right of use asset (Note 10)	930,784	—
Other assets	33,094	34,170
Long term assets held for sale (Note 1)	5,276	5,276
Total assets	$1,556,717	$682,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,219	$47,532
Accrued expenses	62,241	80,751
Short-term lease liability (Note 10)	161,407	—
Total current liabilities	276,867	128,283

Long-term debt, net	90,000	90,000
Long-term lease liability (Note 10)	781,134	—
Long-term financing liabilities	28,719	28,910
Other noncurrent liabilities	96,258	111,399
Total liabilities	1,272,978	358,592
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,548,036 and 36,869,249 common shares at September 30, 2019 and June 30, 2019, respectively	1,777	1,843
Additional paid-in capital	20,880	47,152
Accumulated other comprehensive income	8,939	9,342
Retained earnings	252,143	265,908
Total shareholders’ equity	283,739	324,245
Total liabilities and shareholders’ equity	$1,556,717	$682,837

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2019 and 2018
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2019	2018
Revenues:
Service	$141,941	$207,848
Product	45,656	57,591
Royalties and fees	28,017	22,396
Franchise rental income (Note 10)	31,424	—
	247,038	287,835
Operating expenses:
Cost of service	90,482	121,497
Cost of product	26,327	32,181
Site operating expenses	32,942	36,821
General and administrative	40,625	47,727
Rent (Note 10)	24,264	35,978
Franchise rent expense (Note 10)	31,424	—
Depreciation and amortization	9,380	10,202
TBG restructuring (Note 3)	1,500	—
Total operating expenses	256,944	284,406

Operating (loss) income	(9,906)	3,429

Other (expense) income:
Interest expense	(1,439)	(1,006)
Loss on sale of salon assets to franchisees, net	(5,860)	(3,960)
Interest income and other, net	171	360

Loss from continuing operations before income taxes	(17,034)	(1,177)

Income tax benefit	2,856	714

Loss from continuing operations	(14,178)	(463)

Income (loss) from discontinued operations, net of income taxes (Note 3)	373	(264)

Net loss	$(13,805)	$(727)

Net loss per share:

Basic and Diluted:
Loss from continuing operations	$(0.39)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss per share (1)	$(0.38)	$(0.02)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	36,249	44,730
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For The Three Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	Three Months Ended September 30,
	2019	2018
Net loss	$(13,805)	$(727)
Foreign currency translation adjustments	(403)	1,081
Comprehensive (loss) income	$(14,208)	$354

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	Three Months Ended September 30, 2019
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(13,805)	(13,805)
Foreign currency translation adjustments	—	—	—	(403)	—	(403)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	276	—	—	—	—	—
Stock-based compensation	—	—	1,807	—	—	1,807
Net restricted stock activity	182,511	9	(1,798)	—	—	(1,789)
Minority interest	—	—	—	—	40	40
Balance, September 30, 2019	35,548,036	$1,777	$20,880	$8,939	$252,143	$283,739

	Three Months Ended September 30, 2018
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,656	$280,083	$486,438
Net loss	—	—	—	—	(727)	(727)
Foreign currency translation adjustments	—	—	—	1,081	—	1,081
Stock repurchase program	(1,093,679)	(54)	(19,283)	—	—	(19,337)
Exercise of SARs	5,783	—	(42)	—	—	(42)
Stock-based compensation	—	—	2,335	—	—	2,335
Net restricted stock activity	157,452	8	(1,463)	—	—	(1,455)
Minority interest	—	—	—	—	64	64
Balance, September 30, 2018	44,328,127	$2,217	$175,983	$10,737	$279,420	$468,357

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,805)	$(727)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash adjustments related to discontinued operations	(470)	(427)
Depreciation and amortization	7,863	8,371
Deferred income taxes	(3,821)	(875)
Loss on sale of salon assets to franchisees, net	5,860	3,960
Salon asset impairments	1,517	1,831
Stock-based compensation	1,807	2,335
Amortization of debt discount and financing costs	69	69
Other items affecting earnings	(23)	352
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(12,477)	(32,053)
Net cash used in operating activities	(13,480)	(17,164)

Cash flows from investing activities:
Capital expenditures	(4,899)	(11,258)
Proceeds from sale of salon assets to franchisees	37,945	12,422
Costs associated with sale of salon assets to franchisees	(1,019)	—
Proceeds from company-owned life insurance policies	—	24,617
Net cash provided by investing activities	32,027	25,781

Cash flows from financing activities:
Repurchase of common stock	(28,247)	(19,337)
Taxes paid for shares withheld	(1,808)	(1,918)
Sale and leaseback payments	(248)	—
Net cash used in financing activities	(30,303)	(21,255)

Effect of exchange rate changes on cash and cash equivalents	3	388

Decrease in cash, cash equivalents, and restricted cash	(11,753)	(12,250)

Cash, cash equivalents, and restricted cash:
Beginning of period	92,379	148,774
End of period	$80,626	$136,524

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

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of September 30, 2019 and for the three months ended September 30, 2019 and 2018, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2019 and its consolidated results of operations, comprehensive (loss) income, changes in equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 and other documents filed or furnished with the SEC during the current fiscal year.

Goodwill:

As of September 30, 2019 and June 30, 2019, the Franchise reporting unit had $227.8 million and $227.9 million of goodwill and the Company-owned reporting unit had $85.4 million and $117.8 million of goodwill, respectively. See Note 9 to the unaudited interim Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three months ended September 30, 2019.
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
There are a number of uncertain factors or events that exist which may result in a future triggering event and require an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:

•	Changes in the company-owned salon strategy,

•	Salon closures or other restructuring,

•	Franchise expansion and sales opportunities,

•	Future market earnings multiples deterioration,

•	Our financial performance falls short of our projections due to internal operating factors,

•	Economic recession,

•	Reduced salon traffic,

•	Deterioration of industry trends,

•	Increased competition,

•	Inability to reduce general and administrative expenses as company-owned salon count potentially decreases,

•	Other factors causing our cash flow to deteriorate.

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
Non-Current Assets Held for Sale:

In March 2019, the Company announced that it had entered into a ten-year lease for a new corporate headquarters and would be selling the land and buildings currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 million and buildings of $3.6 million, as of September 30, 2019 and June 30, 2019. No impairments were identified as of September 30, 2019.

Accounting Standards Recently Adopted by the Company:

Leases

The Company adopted ASU 2016-02, "Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 as of July 1, 2019 using the modified retrospective method and elected the option to not restate comparative periods in the year of adoption. The Company also elected the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classification or initial direct costs. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet.

Under adoption of Topic 842, the Company recorded a Right of Use Asset and Lease Liability of $980.8 million and $993.7 million, respectively upon adoption. The difference between the assets and liabilities are attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Lease Liability reflects the present value of the Company's estimated future minimum lease payments over the lease term, which includes one option period as options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The decrease in the Right of Use Asset and Lease Liability from July 1, 2019 to September 30, 2019 was due to lease modifications.

The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of rent payments that the Company passes through to franchisees (lessees). Historically, these costs have been recorded on a net basis in the unaudited Condensed Consolidated Statements of Operations but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of franchise rental income and rent expense of $31.4 million during the three months ended September 30, 2019. See Note 10 for further information about our transition to Topic 842 and the newly required disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which provides the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in AOCI. The Company adopted this guidance on July 1, 2019 and did not elect to reclassify the income tax effects from the Tax Act from AOCI to retained earnings as the impact was not material.

2.    REVENUE RECOGNITION:

Revenue Recognition and Deferred Revenue:

Revenue recognized at point in time
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for Company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales by the Company to its franchisees are included within product revenues in the unaudited Condensed Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment terms for franchisee product revenue are within 30 to 90 days of delivery.

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into a sublease arrangement with the franchisee. The Company recognizes franchise rental income and expense when it is due to the landlord.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Franchise	Company-owned	Franchise	Company-owned

Revenue recognized at a point in time:
Service	$—	$141,941	$—	$207,848
Product	13,105	32,551	15,629	41,962
Total revenue recognized at a point in time	$13,105	$174,492	$15,629	$249,810

Revenue recognized over time:
Royalty and other franchise fees	$17,592	$—	$14,420	$—
Advertising fund fees	10,425	—	7,976	—
Franchise rental income	31,424	—
Total revenue recognized over time	$59,441	$—	$22,396	$—
Total revenue	$72,546	$174,492	$38,025	$249,810

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	September 30, 2019	June 30, 2019	Balance Sheet Classification
	(dollars in thousands)
Receivables from contracts with customers, net	$18,715	$23,210	Accounts receivable, net
Broker fees	$18,706	$17,819	Other assets

Deferred revenue:
Current
Gift card liability	$2,686	$3,050	Accrued expenses
Deferred franchise fees unopened salons	99	193	Accrued expenses
Deferred franchise fees open salons	4,748	4,164	Accrued expenses
Total current deferred revenue	$7,533	$7,407
Non-current
Deferred franchise fees unopened salons	$13,230	$15,173	Other non-current liabilities
Deferred franchise fees open salons	28,546	24,194	Other non-current liabilities
Total non-current deferred revenue	$41,776	$39,367

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of September 30, 2019 and June 30, 2019, the balance in the allowance for doubtful accounts was approximately $2.0 million. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2019	$17,819
Additions	1,548
Amortization	(661)
Write-offs	—
Balance as of September 30, 2019	$18,706

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended September 30, 2019 and 2018 was $0.8 million and $1.0 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2019 and 2018 was $1.2 million and $0.9 million, respectively. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of September 30, 2019 is as follows (in thousands):

Remainder of 2020	$3,327
2021	4,498
2022	4,378
2023	4,202
2024	3,967
Thereafter	12,922
Total	$33,294

3.	TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG),who operated these locations as franchise locations until June 2019. In addition, the Company entered into a share purchase agreement for substantially all of its International segment, representing approximately 250 salons in the UK, with TBG who operates these locations as franchise locations. In June 2019, the Company entered into a settlement agreement with TBG regarding the US and Canadian salons, which, among other things, substitutes the master franchise agreement for a license agreement. The Company classified the results of its mall-based business and its International segment as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.

For the three months ended September 30, 2019 the Company recorded $1.5 million of TBG restructuring charges which relate to the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations where Regis has potential contingent liability. Included in discontinued operations for the three months ended September 30, 2019 and September 30, 2018 is insurance reserve benefits and professional fees, respectively. Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or any significant non-cash investing activities related to discontinued operations for the three months ended September 30, 2019 and 2018.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not TBG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of TBG. The Company concluded that TBG is a VIE, based on the fact that the equity investment at risk in TBG is not sufficient. The Company determined that it is not the primary beneficiary of TBG based on its exposure to the expected losses of TBG and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of TBG. The exposure to loss related to the Company's involvement with TBG is the guarantee of the operating leases. As of September 30, 2019, prior to any mitigation efforts which may be available, the Company remains liable for up to $35 million associated with remaining TBG salon lease commitments, should TBG not perform.

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

For the three months ended September 30, 2019, 902,478 common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations. For the three months ended September 30, 2018, 930,666 common stock equivalents of dilutive common stock were excluded in the diluted earnings per share calculations due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 391,531 and 357,468 of stock-based awards during the three months ended September 30, 2019 and 2018, respectively, as they were not dilutive under the treasury stock method.

5.	SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the three months ended September 30, 2019, the Company granted 186,076 restricted stock units (RSUs) and 51,018 performance-based restricted stock units (PSUs).

The RSUs granted to employees during the three months ended September 30, 2019 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.

The PSUs granted to employees have a three-year performance period ending June 30, 2022 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50-day period that ends on June 30, 2021. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.

Total compensation cost for stock-based payment arrangements totaling $1.8 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively was recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Share Repurchases:

During the three months ended September 30, 2019 and 2018, the Company repurchased 1.5 million and 1.1 million shares, respectively, for $26.4 million and $19.3 million, respectively, under a previously approved stock repurchase program. At September 30, 2019, $54.6 million remains outstanding under the approved stock repurchase program.

6.	INCOME TAXES:

A summary of income tax benefit and corresponding effective tax rates is as follows:

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Income tax benefit	$2,856	$714
Effective tax rate	16.8%	60.7%

The recorded tax provision and effective tax rate for the three months ended September 30, 2019 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance and global intangible low-taxed income (“GILTI”). The Company includes GILTI as a current period expense when incurred. The recorded tax provision and effective tax rate for the three months ended September 30, 2018 were different than what would normally be expected primarily due to the impact of Tax Cuts and Jobs Act (“Tax Act”), state conformity of the new federal provisions and the deferred tax valuation allowance.

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

8.    CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Cash and cash equivalents	$58,902	$70,141
Restricted cash, included in other current assets (1)	21,724	22,238
Total cash, cash equivalents and restricted cash	$80,626	$92,379
_______________________________________________________________________________

(1)
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Franchise	Company-owned	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2019	$227,928	$117,790	$345,718
Translation rate adjustments	(85)	(299)	(384)
Derecognition related to sale of salon assets to franchisees (1)	—	(32,083)	(32,083)
Goodwill, net at September 30, 2019	$227,843	$85,408	$313,251
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

The table below presents other intangible assets:

	September 30, 2019			June 30, 2019
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$6,856	$(3,687)	$3,169	$6,909	$(3,659)	$3,250
Franchise agreements	9,721	(8,088)	1,633	9,783	(8,057)	1,726
Lease intangibles	13,480	(10,226)	3,254	13,490	(10,065)	3,425
Other	881	(521)	360	883	(523)	360
	$30,938	$(22,522)	$8,416	$31,065	$(22,304)	$8,761

_______________________________________________________________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

10.    RIGHT OF USE ASSET AND LEASE LIABILITIES

At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for additional 5 to 10 year terms at the option of the Company. The Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent expense includes the following:

	For the three months ended
	September 30,
	2019	2018
	(dollars in thousands)
Minimum rent	$19,561	$29,915
Percentage rent based on sales	1,298	1,052
Real estate taxes and other expenses	3,405	5,011
	$24,264	$35,978

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees. Upon adopting Topic 842 the Company now records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense in the Condensed Consolidated Statement of Operations. For the three months ended September 30, 2019 franchise rental income and franchise rent expense was $31.4 million.
For company-owned and franchise salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right of use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Generally, the non-lease components such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and not allocated to the lease liability.

The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company used the portfolio approach in applying the discount rate based on original lease term. The weighted average remaining lease term was 6.87 years and the weighted-average discount rate was 3.95 percent for all salon operating leases as of September 30, 2019.

As of September 30, 2019, future operating lease commitments to be paid and received by the Company were as follows:

Fiscal Year	Leases for Franchise Salons	Leases for Company-Owned Salons	Corporate Leases	Total Operating Leases Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments
Remainder of 2020	$56,059	$91,328	$1,368	$148,755	$(56,059)	$92,696
2021	67,285	111,002	1,294	179,581	(67,285)	112,296
2022	59,388	99,345	172	158,905	(59,388)	99,517
2023	53,293	88,686	177	142,156	(53,293)	88,863
2024	48,224	79,070	183	127,477	(48,224)	79,253
Thereafter	125,524	194,746	821	321,091	(125,524)	195,567
Total future obligations	$409,773	$664,177	$4,015	$1,077,965	$(409,773)	$668,192
Less amount representing interest	31,329	103,420	675	135,424
Present value of lease liabilities	378,444	560,757	3,340	942,541
Less: current lease liabilities	68,725	91,414	1,268	161,407
Long-term lease liabilities	$309,719	$469,343	$2,072	$781,134

As of September 30, 2019, the Company had executed the lease for its new corporate headquarters which commences on October 1, 2019. The total expected lease payments of $13.5 million are not reflected in the tables above. The lease term is 10.75 years.

11.    FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

Revolving Credit Facility

	Maturity Date	Interest Rate	September 30, 2019	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.69%	$90,000	$90,000

As of September 30, 2019 and June 30, 2019, the Company has $90 million of outstanding borrowings under a $295.0 million revolving credit facility. At September 30, 2019 and June 30, 2019, the Company has outstanding standby letters of credit under the revolving credit facility of $21.5 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $183.5 million as of September 30, 2019 and June 30, 2019. Amounts outstanding under the revolving credit facility are due at maturity in March 2023.

Sale and Leaseback Transaction

The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	September 30, 2019	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Financial liability- Salt Lake City Distribution Center	2034	3.30%	$17,187	$17,354
Financial liability- Chattanooga Distribution Center	2034	3.70%	11,532	11,556
Long-term financing liability			$28,719	$28,910

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of September 30, 2019, the current portion of the Company’s financing liability was $0.9 million which was recorded in accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term was 14.4 years and the weighted-average discount rate was 3.46% percent for financing leases as of September 30, 2019.

As of September 30, 2019, future lease payments due are as follows:

Fiscal Year	Salt Lake City	Chattanooga
Remainder of 2020	$818	$604
2021	1,157	817
2022	1,171	829
2023	1,186	842
2024	1,200	854
Thereafter	11,952	9,282
Total	$17,484	$13,228

The financing liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the financing liability. As of September 30, 2019, total interest expense for financing leases was $0.3 million.
The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2019.

12.    FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2019 and June 30, 2019, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Long-lived assets	$1,517	$1,831

13.    SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	September 30, 2019	June 30, 2019
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	825	615
Supercuts	2,456	2,340
Signature Style	948	766
Total North American Salons	4,229	3,721
Total International Salons (1)	227	230
Total Franchise Salons	4,456	3,951
as a percent of total Company-owned and Franchise salons	63.6%	56.0%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,333	1,550
Supercuts	312	403
Signature Style	906	1,155
Total Company-owned salons	2,551	3,108
as a percent of total Company-owned and Franchise salons	36.4%	44.0%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	85	86

Grand Total, System-Wide	7,092	7,145
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

(2)
As of September 30, 2019, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts.

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Three Months Ended September 30, 2019
	Franchise	Company - owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$141,941	$—	$141,941
Product	13,105	32,551	—	45,656
Royalties and fees	28,017	—	—	28,017
Franchise rental income	31,424	—	—	31,424
	72,546	174,492	—	247,038
Operating expenses:
Cost of service	—	90,482	—	90,482
Cost of product	10,280	16,047	—	26,327
Site operating expenses	10,426	22,516	—	32,942
General and administrative	8,357	10,150	22,118	40,625
Rent	190	23,789	285	24,264
Franchise rent expense	31,424	—	—	31,424
Depreciation and amortization	160	6,107	3,113	9,380
TBG restructuring (Note 3)	1,500	—	—	1,500
Total operating expenses	62,337	169,091	25,516	256,944

Operating income (loss)	10,209	5,401	(25,516)	(9,906)

Other (expense) income:
Interest expense	—	—	(1,439)	(1,439)
Loss on sale of salon assets to franchisees, net	—	—	(5,860)	(5,860)
Interest income and other, net	—	—	171	171

Income (loss) from continuing operations before income taxes	$10,209	$5,401	$(32,644)	$(17,034)

	For the Three Months Ended September 30, 2018
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$207,848	$—	$207,848
Product	15,629	41,962	—	57,591
Royalties and fees	22,396	—	—	22,396
	38,025	249,810	—	287,835
Operating expenses:
Cost of service	—	121,497	—	121,497
Cost of product	12,413	19,768	—	32,181
Site operating expenses	7,976	28,845	—	36,821
General and administrative	7,664	16,381	23,682	47,727
Rent	94	35,686	198	35,978
Depreciation and amortization	158	8,057	1,987	10,202
Total operating expenses	28,305	230,234	25,867	284,406

Operating income (loss)	9,720	19,576	(25,867)	3,429

Other (expense) income:
Interest expense	—	—	(1,006)	(1,006)
Loss on sale of salon assets to franchisees, net	—	—	(3,960)	(3,960)
Interest income and other, net	—	—	360	360

Income (loss) from continuing operations before income taxes	$9,720	$19,576	$(30,473)	$(1,177)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2019 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) franchises, owns and operates beauty salons. As of September 30, 2019, the Company franchised, owned or held ownership interests in 7,092 worldwide locations. Our locations consisted of 7,007 system-wide North American and International salons, and in 85 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2019, we had approximately 16,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2019 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities, and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2019 Annual Report on Form 10-K. Our updated policies on the amended revenue recognition guidance, ASC Topic 606, can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

The Company adopted the amended leasing guidance, Topic 842, on July 1, 2019 using the modified retrospective method which required the adjustment of only the current reporting period presented. Recent accounting pronouncements are discussed in detail in Notes 1 and 10 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Impact of salons sold to franchisees on operations.

In the three months ended September 30, 2019, the Company sold 545 company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2019	2018

Salons sold to franchisees	545	124	421
Cash proceeds received in quarter	$37,945	$12,422	$25,523

Gain on sale of venditions, excluding goodwill derecognition	26,223	7,132	19,091
Non-cash goodwill derecognition	(32,083)	(11,092)	20,991
Loss on sale of salon assets to franchisees, net	$(5,860)	$(3,960)	$(1,900)

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

System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2019	2018
SmartStyle	(2.2)%	1.0%
Supercuts	0.2	0.8
Signature Style	(1.7)	0.6

Consolidated system-wide same store sales	(1.1)%	0.8%
_____________________________

(1)
System-wide same-store sales are calculated as the total change in sales for system-wide company-owned and franchise locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	($ in millions)		% of Total Revenues (1)		Basis Point (Decrease) Increase
Service revenues	$141.9	$207.8	57.5%	72.2%	(1,470)	(250)
Product revenues	45.7	57.6	18.5	20.0	(150)	70
Royalties and fees	28.0	22.4	11.3	7.8	350	180
Franchise rental income	31.4	—	12.7	—	1,270	—

Cost of service (2)	90.5	121.5	63.7	58.5	520	(80)
Cost of product (2)	26.3	32.2	57.7	55.9	180	640
Site operating expenses	32.9	36.8	13.3	12.8	50	10
General and administrative	40.6	47.7	16.4	16.6	(20)	550
Rent	24.3	36.0	9.8	12.5	(270)	(90)
Franchise rent expense	31.4	—	12.7	—	1,270	—
Depreciation and amortization	9.4	10.2	3.8	3.5	30	(40)
TBG restructuring	1.5	—	0.6	—	60	—

Operating loss (income)	(9.9)	3.4	(4.0)	1.2	(520)	(370)

Interest expense	(1.4)	(1.0)	(0.6)	(0.3)	(30)	40
Loss on sale of salon assets to franchisees, net	(5.9)	(4.0)	(2.4)	(1.4)	(100)	(140)
Interest income and other, net	0.2	0.4	0.1	0.1	—	—

Income tax benefit (3)	2.9	0.7	16.8	25.7	N/A	N/A

Income (loss) from discontinued operations, net of income taxes	0.4	(0.3)	0.2	(0.1)	30	1,060

_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

(3)
Computed as a percent of loss from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of Company-owned salons, product and equipment sales to franchisees, franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Franchise salons:
Product	$13,105	$15,629
Royalties and fees	28,017	22,396
Franchise rental income	31,424	—
Total Franchise salons	$72,546	$38,025
Franchise salon same-store sales (decrease) increase (1)	(0.1)%	1.2%

Company-owned salons:
SmartStyle	$85,531	$95,963
Supercuts	24,353	67,279
Signature Style	64,608	86,568
Total Company-owned salons	$174,492	$249,810
Company-owned salon same-store sales (decrease) increase (2)	(2.0)%	0.5%

Consolidated revenues	$247,038	$287,835
Percent change from prior year	(14.2)%	(8.8)%
_____________________________

(1)
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

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.

Consolidated revenue decreased $40.8 million for the three months ended September 30, 2019. Service revenue and product revenue decreased $65.9 and $11.9 million, respectively, in the three months ended September 30, 2019. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees. During the twelve months ended September 30, 2019, 19 company-owned salons were constructed, 147 salons were closed and 1,143 salons were sold to franchisees, net of buy backs (2020 Net Salon Count Changes). The decline in service and product revenue was partially offset by an increase in royalty and fee revenue of $5.6 million in the three months ended September 30, 2019. The increase is primarily a result of an increased number of franchised locations during the twelve months ended September 30, 2019. Additionally, as a result of the Company's adoption of Topic 842, the Company now records revenue related to franchise leases and this change resulted in a $31.4 million increase in franchise rental income.

Service Revenues

The decrease of $65.9 million in service revenues during the three months ended September 30, 2019 was primarily due to the 2020 Net Salon Count Changes and company-owned same-store service sales decrease. Company-owned same-store service sales decreases of 1.2% during the three months ended September 30, 2019 were due to a decrease of 4.6% in same-store guest transactions, partly offset by increases of 3.4% in average ticket price.

Product Revenues

The decrease of $11.9 million in product revenues during the three months ended September 30, 2019 was primarily due to 2020 Net Salon Count Changes and a decline in system-wide same-store product sales of 7.1%. For the three months ended September 30, 2019, the decreases in system-wide same-store product sales were primarily the result of decreases in same-store transactions of 9.6% partially offset by increases in average ticket price of 2.5%. Product revenue also declined due to a decrease of $4.2 million in sales to TBG.

Royalties and Fees

The increase of $5.6 million in royalties and fees for the three months ended September 30, 2019 was primarily due to an increase in franchise locations. Total franchised locations open at September 30, 2019 were 4,456 compared to 4,205 at September 30, 2018.

Franchise Rental Income

The increase of $31.4 million in franchise rental income is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Cost of Service

The 520 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2019 was due to higher minimum wages, commissions and health insurance claims.

Cost of Product

The 180 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2019 was primarily due to the shift into lower margin wholesale product sales and product discounting in salons. Margins on retail product sales were 50.7% and 52.9% in the three months ended September 30, 2019 and 2018, respectively. Margins on wholesale product sales were 21.6% and 20.6% in the three months ended September 30, 2019 and 2018, respectively. Increase on wholesale product margins was primarily driven by lower sales to TBG.

Site Operating Expenses

The decrease of $3.9 million in site operating expenses during the three months ended September 30, 2019 was due to a net reduction in salon counts, partly offset by costs associated with a new SmartStyle advertising campaign.

General and Administrative

The decrease of $7.1 million in general and administrative (G&A) during the three months ended September 30, 2019 was primarily due to lower administrative and field management salaries and bonuses, lapping of field management meeting expenses in the prior year, and lower stock compensation. The decreases were partly offset by cost associated with the franchise convention that occurred in September in fiscal year 2020 as compared to October in fiscal year 2019.

Rent

The decrease of $11.7 million in rent expense during the three months ended September 30, 2019 was primarily due to the net reduction in company-owned salon counts, partly offset by rent inflation.

Franchise Rent Expense

The increase in franchise rent expense is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Depreciation and Amortization

The decrease of $0.8 million in depreciation and amortization during the three months ended September 30, 2019 was primarily due to the reduced salon base and lower fixed asset impairment charges.

TBG Restructuring

In the three months ended September 30, 2019, the Company assisted TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations where Regis has potential contingent liability. These costs were not incurred in fiscal year 2019.

Interest Expense

The increase of $0.4 million in interest expense for the three months ended September 30, 2019 was primarily due to interest charges associated with our long-term financing liabilities and a higher interest rate on the credit facility.

Loss on sale of salon assets to franchisees, net

The increase in the loss on sale of salon assets to franchisees, net during the three months ended September 30, 2019 was due to an increase in non-cash goodwill derecognition of $21.0 million, partly offset by higher sales proceeds.

Interest Income and Other, net

The decrease of $0.2 million in interest income and other, net during the three months ended September 30, 2019 was primarily due to a life insurance gain in the prior year.

Income Taxes

During the three months ended September 30, 2019, the Company recognized a tax benefit of $2.9 million with a corresponding effective tax rate of 16.8% as compared to recognizing a tax benefit of $0.7 million, with a corresponding effective tax rate of 60.7% for the three months ended September 30, 2018. See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $0.4 million during the three months ended September 30, 2019 primarily due to insurance reserve adjustments. Loss from discontinued operations was $0.3 million in the three months ended September 30, 2018 primarily due to professional fees.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Franchise Salons

	For the Three Months Ended September 30,
	2019	2018	2019
	(Dollars in millions)		Increase/(Decrease)
Revenue
Product	$11.8	$10.1	$1.7
Product sold to TBG	1.3	5.5	(4.2)
Total product	$13.1	$15.6	$(2.5)
Royalties and fees (1)	28.0	22.4	5.6
Franchise rental income	31.4	—	31.4
Total franchise salons revenue (2)	$72.5	$38.0	$34.5

Franchise same-store sales (3)	(0.1)%	1.2%	(1.3)%

Operating income	$10.2	$9.1	$1.1
Operating income from TBG	—	0.6	(0.6)
Total operating income (2)	$10.2	$9.7	$0.5
_______________________________________________________________________________

(1)	Total includes $0.5 million of royalties related to TBG during the three months ended September 30, 2018.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

(3)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG is not included in either period same-store sales.

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2019	2018
SmartStyle	(7.5)%	(2.1)%
Supercuts	1.1	1.2
Signature Style	(0.7)	1.4

Total	(0.1)%	1.2%

Franchise Salon Revenues
Franchise salon revenues were $72.5 million during the three months ended September 30, 2019 an increase of $34.5 million over the prior comparable period. The increase during the three months ended September 30, 2019, was primarily due to revenue of $31.4 million associated with the adoption of Topic 842 and an increase of $5.6 million in royalties, ad fund revenue, fees and product sales due to higher franchise salon counts, offset by a decrease of $4.2 million in franchise product sales to TBG. During the twelve months ended September 30, 2019, franchisees constructed (net of relocations) and closed 59 and 170 franchise-owned salons, respectively, and purchased (net of Company buybacks) 1,143 salons from the Company during the same period. Additionally, in June 2019 the Company converted 569 TBG locations to license agreements.
Franchise Salon Operating Income
During the three months ended September 30, 2019, Franchise salon operations generated an operating income of $10.2 million, an increase of $0.5 million compared to the prior comparable period. The increase during the three months ended September 30, 2019 was primarily due to higher royalties, fees and product sales associated with the increase in salon count and higher costs associated with supporting the growing franchise segment.

Company-owned Salons

	For the Three Months Ended September 30,
	2019	2018	(Decrease) Increase
	(Dollars in millions)
Total revenue	$174.5	$249.8	(30.2)%
Company-owned same-store sales	(2.0)%	0.5%

Operating income	$5.4	$19.6	(72.4)%

Company-owned Salon Revenues
Company-owned same-store sales by concept are detailed in the table below:

	For The Three Months Ended September 30,
	2019	2018
SmartStyle	(1.2)%	1.1%
Supercuts	(3.9)	0.2
Signature Style	(2.4)	0.2

Total	(2.0)%	0.5%

Company-owned salon revenues decreased by $75.3 million during the three months ended September 30, 2019 which was primarily due to the sale of 1,143 company-owned salons (net of buybacks) to franchisees and the closure of 147 salons during the twelve months ended September 30, 2019. The decrease was also due to company-owned same-store sale decreases of 2.0% during the three months ended September 30, 2019. The company-owned same-store sales decreases were due to decreases of 5.0% in same-store guest transactions, partly offset by increases of 3.0% in average ticket price during the three months ended September 30, 2019.
Company-owned Salon Operating Income
During the three months ended September 30, 2019, Company-owned salon operations generated operating income of $5.4 million compared to $19.6 million in the prior comparable period. The decrease during the three months ended September 30, 2019 was primarily due to the net reduction in company-owned salons.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $0.4 million during the three months ended September 30, 2019 primarily driven by lower general and administrative salaries and bonuses, partially offset by the franchise convention.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and borrowing agreements are the Company's most significant sources of liquidity.

As of September 30, 2019, cash and cash equivalents were $58.9 million, with $47.3 million and $11.6 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $183.5 million was available as of September 30, 2019. See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Uses of Cash

The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's multi-year strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2019, cash used in operating activities was $13.5 million, a decrease of $3.7 million compared to the prior comparable period. The decrease in cash used was primarily due to lower annual bonus payments in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Cash from operations was used primarily for strategic investments in general and administrative expenses to enhance the Company's franchisor capabilities and support the increased volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.

Cash Flows from Investing Activities

During the three months ended September 30, 2019, cash provided by investing activities of $32.0 million, an increase of $6.2 million compared to the prior comparable period, was primarily from cash proceeds from the sale of salon assets of $37.9 million, partly offset by capital expenditures of $4.9 million.

Cash Flows from Financing Activities

During the three months ended September 30, 2019, cash used in financing activities of $30.3 million, an increase of $9.0 million compared to the prior comparable period, was primarily from the repurchase of common stock of $28.2 million.

Financing Arrangements

See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)
September 30, 2019	29.5%	270
June 30, 2019	26.8%	1,120
_____________________________

(1)
Debt includes long-term debt and financing liabilities. It excludes the long-term lease liability as that liability is off-set by the right of use asset and does not impact the Company's debt covenants.

(2)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2019 and
June 30, 2018, respectively).

The 270 basis point increase in the debt to capitalization ratio as of September 30, 2019, as compared to June 30, 2019, was primarily due to decreases in shareholders' equity resulting from the repurchase of 1.5 million of the Company's shares for $26.3 million, and the liability associated with the sale leasebacks of the Company's distribution centers.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2019, the Company repurchased 1.5 million shares for $26.3 million. As of September 30, 2019, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives; our and our franchisee's ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of salons to franchisees; if our capital investments in improving technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; The Beautiful Group's inability to operate its salons successfully, as well as maintain adequate working capital; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K,10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2019 Annual Report on Form 10-K.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except for the revisions to the seventh risk factor listed below:

TBG’s inability to operate its salons successfully could adversely affect our business, financial condition and results of operations or cash flows.

TBG’s inability to operate its salons successfully could adversely affect our business, financial condition and results of operations or cash flows, and could prevent the transaction from delivering the anticipated benefits and enhancing shareholder value. In October 2017, we sold substantially all of our mall-based salon business in North America and substantially all of our International segment to TBG, an affiliate of Regent, which is operating the salons in North America as a licensee (from October 2017 to June 2019 TBG operated them as a franchisee) and the salons in the United Kingdom as a franchisee. The success of TBG depends upon a number of factors that are beyond our control, including, among other factors, market conditions, retail trends in mall locations, industry trends, stylist recruiting and retention, customer traffic, as defined by total transactions, the capabilities of TBG, the accuracy and reliability of TBG’s financial reporting systems, TBG 's ability to maintain adequate working capital, technology and landlord issues. In particular, as of September 30, 2019, prior to any mitigation efforts which may be available to us, we estimate that we remain liable for up to $35 million, which is a material reduction from October 1, 2017 of approximately $140 million, under the leases for certain of these salons until the end of their various terms, and we could be required to make cash payments if TBG fails to do so, which could materially adversely impact our results of operations or cash flows. TBG has struggled to make changes that improve the business of the mall-based salons and the International business. TBG’s same store sales have declined year over year. In addition, several of the services we provided to TBG under the transition services agreement ended in the fourth quarter of fiscal year 2018, thereby ending this income stream. In connection with the purchase agreements, subleases, transition services and other related agreements with the Company, TBG has been consistently delinquent on its payments to the Company and to third parties. TBG’s continued failure to pay landlords, suppliers, service providers and other third parties could adversely affect the Company’s relationships with such third parties and/or result in an allegation by such third parties that the Company should be responsible for TBG’s payment obligations, which in turn could adversely affect the Company’s operations and financial condition.

On June 27, 2019, the Company entered into a Second US and Canada Omnibus Settlement Agreement with TBG as previously disclosed, which, among other things, notes that TBG has entered into lease termination and concession agreements with certain landlords which had the effect of reducing the Company’s potential lease liability in connection with TBG operated salons and substituted the master franchise agreement for a license agreement in North America only. In addition, pursuant to the settlement agreement, the Company released and forgave TBG from, among other amounts, approximately $6.6 million in respect of amounts for inventory invoiced through January 17, 2019, $1.3 million in respect of continuing fees invoiced through April 5, 2019, $28,000 in respect of amounts for services under the transition services agreement, and the obligations under the United States and Canada Secured Promissory Notes dated August 2, 2018 representing approximately $11.7 million in working capital receivables and $8.0 million in accounts receivable, plus accrued interest, which had a maturity date of August 2, 2020. Based on TBG’s inability to meet the requirements of the promissory notes, the Company prior to the settlement agreement, recorded a full reserve against the promissory notes (including the remaining United Kingdom promissory note). Risks and other issues related to franchisees described elsewhere in these risk factors still apply to TBG for the most part even though the Company and TBG now have a licensor-licensee instead of a franchisor-franchisee relationship. Even with the settlement agreement and after its implementation, TBG has struggled to successfully turnaround its North America business. Based upon additional information received from TBG in October 2019, the Company expects TBG to default on its obligations under the subleases and to certain other third parties and the Company intends to make arrangements to satisfy its liabilities under the approximately 225 store leases. The Company believes this satisfaction could be achieved by, among other options, reverting the stores and operating them corporately, attempting to transition some or all the stores to one or more franchisees or licensees and/or negotiating lease termination and settlement agreements with one or more landlords.

With regard to TBG’s United Kingdom business, in October 2018, TBG filed a voluntary insolvency proceeding involving its United Kingdom business, which its creditors approved ("CVA"). In November 2018, a group of landlords filed a legal challenge to the CVA in United Kingdom’s High Court alleging material irregularity and unfair prejudice. If the CVA is overturned, or is otherwise not implemented, it is likely that TBG’s United Kingdom business will no longer be able to trade as a going concern, which is likely to result in bankruptcy and/or administrative proceedings. Even if the CVA is implemented and the challenge overturned or a settlement reached, TBG may still not successfully achieve the cost savings and other benefits contemplated by the CVA. Negative events associated with the CVA process and challenge could adversely affect TBG’s and/or our relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect TBG’s and/or our operations and financial condition. We had previously agreed in the note documents that a CVA filing would not constitute an item of default. TBG’s debt obligations in the United Kingdom to us currently remain intact and the Company has fully reserved against such obligations; however, TBG has failed to make required debt payments and the Company provided notice of default to TBG on October 22, 2019. On October 23, 2019, the Company, as holder of a qualifying secured position to TBG’s United Kingdom business entity (“TBG UK Entity”), filed a notice of appointment of an administrator over the TBG UK Entity and its holding company. Accordingly, TBG’s United Kingdom business is subject to the risks and uncertainties associated with administration proceedings in the United Kingdom. Based upon this development, there appears to be an increased likelihood that the Company may exercise one or more of its rights, which include, without limitation, reverting the approximately 200 stores based in the United Kingdom from TBG and operating such stores corporately, attempting to transition some or all such stores to one or more franchisees or licensees and/or or negotiating lease termination and settlement agreements with one or more landlords .

As a result of its current situations in the United States and United Kingdom, TBG may experience, without limitation, increased levels of employee attrition, customer losses, and supplier interruption. A loss of key personnel or material erosion of the employee base as well as fruition of other risks could adversely affect TBG’s business and results of operations making it difficult for TBG, the Company or a third party to attempt to turnaround all or a portion of the business at a future date. The Company has certain rights and remedies under the various agreements with TBG, including, but not limited to, utilization of collateral, litigation, and reversion of the leases in respect of certain divested salons back to the Company. If the divested salons were to revert as the Company expects may occur, we may have difficulty supporting the businesses because of the challenges involved in quickly and sufficiently staffing the salons and corporate functions to support an influx in company-owned stores, addressing the stores’ performance issues, implementing required data privacy requirements in the United Kingdom and resuming support for the salons’ IT and marketing requirements. The Company expects a default by TBG could adversely affect our business, including increased reputation risks, brand degradation, litigation risks, financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2019, the Company repurchased 1.5 million shares for $26.3 million. As of September 30, 2019, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At September 30, 2019, $54.6 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/19 - 7/31/19	908,200	$17.71	29,378,857	$64,818
8/1/19 - 8/31/19	—	—	29,378,857	64,818
9/1/19 - 9/30/19	595,800	17.19	29,974,657	54,573
Total	1,504,000	$17.50	29,974,657	$54,573

Item 6.  Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Award (Chad Kapadia September 1 and June 5, 2019)

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2019, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2019, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 29, 2019	By:	/s/ Andrew H. Lacko
Andrew H. Lacko
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: October 29, 2019	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)