Form 10-Q
period 2019-12-31
REGIS CORP
filed 2020-02-04
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 29, 2020:

Common Stock, $.05 par value	35,566,201
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,783	$70,141
Receivables, net	27,756	30,143
Inventories	68,413	77,322
Other current assets	32,458	33,216
Total current assets	178,410	210,822

Property and equipment, net	68,917	78,090
Goodwill (Note 9)	293,019	345,718
Other intangibles, net (Note 9)	8,159	8,761
Right of use asset (Note 10)	911,948	—
Other assets	38,144	34,170
Non-current assets held for sale (Note 1)	—	5,276
Total assets	$1,498,597	$682,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,587	$47,532
Accrued expenses	59,707	80,751
Short-term lease liability (Note 10)	156,154	—
Total current liabilities	271,448	128,283

Long-term debt, net	60,000	90,000
Long-term lease liability (Note 10)	767,624	—
Long-term financing liabilities	28,485	28,910
Other noncurrent liabilities	95,979	111,399
Total liabilities	1,223,536	358,592
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,563,611 and 36,869,249 common shares at December 31, 2019 and June 30, 2019 respectively	1,778	1,843
Additional paid-in capital	21,230	47,152
Accumulated other comprehensive income	9,480	9,342
Retained earnings	242,573	265,908
Total shareholders’ equity	275,061	324,245
Total liabilities and shareholders’ equity	$1,498,597	$682,837
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2019 and 2018
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Service	$101,805	$190,419	$243,746	$398,267
Product	43,983	61,649	89,639	119,240
Royalties and fees	29,347	22,603	57,364	44,999
Franchise rental income (Note 10)	33,630	—	65,054	—
Total revenue	208,765	274,671	455,803	562,506
Operating expenses:
Cost of service	67,358	114,931	157,840	236,428
Cost of product	27,258	36,350	53,585	68,531
Site operating expenses	26,330	35,563	59,272	72,384
General and administrative	32,691	45,836	73,316	93,563
Rent	20,495	34,642	44,759	70,620
Franchise rent expense	33,630	—	65,054	—
Depreciation and amortization	7,747	8,900	17,127	19,102
TBG mall location restructuring (Note 3)	722	—	2,222	—
Total operating expenses	216,231	276,222	473,175	560,628

Operating (loss) income	(7,466)	(1,551)	(17,372)	1,878

Other (expense) income:
Interest expense	(1,464)	(1,072)	(2,903)	(2,078)
(Loss) gain from sale of salon assets to franchisees, net	(5,692)	2,865	(11,552)	(1,095)
Interest income and other, net	4,346	629	4,517	989

(Loss) income from continuing operations before income taxes	(10,276)	871	(27,310)	(306)

Income tax benefit (expense)	795	(454)	3,651	260

(Loss) income from continuing operations	(9,481)	417	(23,659)	(46)

Income from discontinued operations, net of taxes (Note 3)	79	6,113	452	5,849

Net (loss) income	$(9,402)	$6,530	$(23,207)	$5,803

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.26)	$0.01	$(0.66)	$0.00
Income from discontinued operations	0.00	0.14	0.01	0.13
Net (loss) income per share, basic (1)	$(0.26)	$0.15	$(0.64)	$0.13
Diluted:
(Loss) income from continuing operations	$(0.26)	$0.01	$(0.66)	$0.00
Income from discontinued operations	0.00	0.14	0.01	0.13
Net (loss) income per share, diluted (1)	$(0.26)	$0.15	$(0.64)	$0.13

Weighted average common and common equivalent shares outstanding:
Basic	35,798	43,619	36,028	44,175
Diluted	35,798	44,479	36,028	44,175
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For The Three and Six Months Ended December 31, 2019 and 2018
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(9,402)	$6,530	$(23,207)	$5,803
Foreign currency translation adjustments	541	(2,592)	138	(1,511)
Comprehensive (loss) income	$(8,861)	$3,938	$(23,069)	$4,292
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended December 31, 2019 and 2018
(Dollars in thousands)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, September 30, 2019	35,548,036	$1,777	$20,880	$8,939	$252,143	$283,739
Net loss	—	—	—	—	(9,402)	(9,402)
Foreign currency translation	—	—	—	541	—	541
Exercise of SARs	1,500	—	28	—	—	28
Stock-based compensation	—	—	332	—	—	332
Net restricted stock activity	14,075	1	(10)	—	—	(9)
Minority interest	—	—	—	—	(168)	(168)
Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$242,573	$275,061

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, September 30, 2018	44,328,127	$2,217	$175,983	$10,737	$279,420	$468,357
Net income	—	—	—	—	6,530	6,530
Foreign currency translation	—	—	—	(2,592)	—	(2,592)
Stock repurchase program	(2,879,414)	(144)	(48,849)	—	—	(48,993)
Exercise of SARs	4,531	—	(63)	—	—	(63)
Stock-based compensation	—	—	2,219	—	—	2,219
Net restricted stock activity	19,224	1	(326)	—	—	(325)
Minority interest	—	—	—	—	(123)	(123)
Balance, December 31, 2018	41,472,468	$2,074	$128,964	$8,145	$285,827	$425,010

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended December 31, 2019 and 2018 (Continued)
(Dollars in thousands)

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(23,207)	(23,207)
Foreign currency translation	—	—	—	138	—	138
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	2,139	—	—	2,139
Net restricted stock activity	196,586	10	(1,808)	—	—	(1,798)
Minority interest	—	—	—	—	(128)	(128)
Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$242,573	$275,061

	Six Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,656	$280,083	$486,438
Net income	—	—	—	—	5,803	5,803
Foreign currency translation	—	—	—	(1,511)	—	(1,511)
Stock repurchase program	(3,973,093)	(199)	(68,132)	—	—	(68,331)
Exercise of SARs	8,332	—	(105)	—	—	(105)
Stock-based compensation	—	—	4,552	—	—	4,552
Net restricted stock activity	178,658	10	(1,787)	—	—	(1,777)
Minority interest	—	—	—	—	(59)	(59)
Balance, December 31, 2018	41,472,468	$2,074	$128,964	$8,145	$285,827	$425,010
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2019 and 2018
(Dollars in thousands)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(23,207)	$5,803
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash adjustments related to discontinued operations	(586)	176
Depreciation and amortization	14,484	16,799
Deferred income taxes	(5,227)	(7,915)
Gain from sale of company headquarters, net	(3,990)	—
Loss from sale of salon assets to franchisees, net	11,552	1,095
Salon asset impairments	2,643	2,303
Stock-based compensation	2,139	4,552
Amortization of debt discount and financing costs	138	138
Other non-cash items affecting earnings	(243)	(352)
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(17,032)	(33,223)
Net cash used in operating activities	(19,329)	(10,624)

Cash flows from investing activities:
Capital expenditures	(17,576)	(16,804)
Proceeds from sale of assets to franchisees	69,414	24,050
Costs associated with sale of salon assets to franchisees	(1,550)	—
Proceeds from company-owned life insurance policies	—	24,617
Proceeds from sale of company headquarters	8,996	—
Net cash provided by investing activities	59,284	31,863

Cash flows from financing activities:
Repayment of long-term debt	(30,000)	—
Repurchase of common stock	(28,246)	(65,136)
Taxes paid for shares withheld	(1,809)	(2,305)
Net proceeds from sale and leaseback transaction	—	18,068
Sale and leaseback payments	(480)	—
Net cash used in financing activities	(60,535)	(49,373)

Effect of exchange rate changes on cash and cash equivalents	122	(174)

Decrease in cash, cash equivalents, and restricted cash	(20,458)	(28,308)

Cash, cash equivalents and restricted cash:
Beginning of period	92,379	148,774
End of period	$71,921	$120,466
__________________________________________________________
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

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2019 and its consolidated results of operations, comprehensive (loss) income, changes in equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Goodwill:

As of December 31, 2019 and June 30, 2019, the Franchise reporting unit had $228.1 and $227.9 million of goodwill and the Company-owned reporting unit had $65.0 and $117.8 million of goodwill, respectively. See Note 9 to the unaudited interim Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the six months ended December 31, 2019.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2019 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise and Company-owned reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of the Company's reporting units exceeded their carrying value. The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 20%. The fair value of the Company-owned reporting unit was determined based on a discounted cash flow analysis. The key assumptions used in determining fair value were the number and pace of salons sold to franchisees and proceeds from salon sales. Assumptions were based on historical financial performance and trends, historical salon sale proceeds and estimated future salon sale activities. The preparation of the fair value estimate includes uncertain factors and requires significant judgments and estimates which are subject to change.
There are a number of uncertain factors or events that exist which may result in a future triggering event and require an interim impairment analysis with respect to the carrying value of goodwill for the Company-owned reporting unit prior to the annual assessment. These internal and external factors include but are not limited to the following:

•	Changes in the company-owned salon strategy,

•	Salon closures or other restructuring,

•	Franchise expansion and sales opportunities,

•	Future market earnings multiples deterioration,

•	Financial performance falls short of projections due to internal operating factors,

•	Economic recession,

•	Reduced salon traffic,

•	Deterioration of industry trends,

•	Increased competition,

•	Inability to reduce general and administrative expenses as company-owned salon count potentially decreases, and

•	Other factors causing cash flow to deteriorate.

If the triggering event analysis indicates the fair value of the Company-owned reporting unit has potentially fallen below more than the 20% headroom, the Company may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
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
Non-Current Assets Held for Sale:

In March 2019, the Company announced that it had entered into a ten-year lease for a new corporate headquarters and would be selling the land and buildings currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 million and buildings of $3.6 million, as of June 30, 2019. The sale was completed in December 2019 for proceeds of $9.0 million, resulting in a net gain on sale of $4.0 million, which was recorded in Interest income and other, net on the Condensed Consolidated Statement of Operations.

Accounting Standards Recently Adopted by the Company:

Leases

The Company adopted ASU 2016-02, "Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 as of July 1, 2019 using the modified retrospective method and elected the option to not restate comparative periods in the year of adoption. The Company also elected the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classifications or initial direct costs. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off the Balance Sheet.

Under adoption of Topic 842, the Company recorded a Right of Use Asset and Lease Liability of $980.8 and $993.7 million, respectively. The difference between the assets and liabilities are attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right of use assets. The Lease Liability reflects the present value of the Company's estimated future minimum lease payments over the lease term, which includes one option period, as options are reasonably assured of being exercised, are discounted using a collateralized incremental borrowing rate. The decrease in the Right of Use Asset and Lease Liability from July 1, 2019 to December 31, 2019 was due to lease modifications and salon closures.

The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of rent payments that the Company passes through to franchisees (lessees). Historically, these costs have been recorded on a net basis in the unaudited Condensed Consolidated Statements of Operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of franchise rental income and rent expense of $33.6 and $65.1 million during the three and six months ended December 31, 2019, respectively. See Note 10 for further information about our transition to Topic 842 and the newly required disclosures.

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

2.    REVENUE RECOGNITION:

Revenue Recognition and Deferred Revenue:

Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales by the Company to franchisees are included within product revenues in the unaudited Condensed Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 to 90 days of delivery.

Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund cooperatives fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into a sublease arrangement with the franchisee. The Company recognizes franchise rental income and expense when it is due to the landlord.

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Franchise	Company-owned	Franchise	Company-owned
	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$101,805	$—	$190,419
Product	16,864	27,119	17,818	43,831
Total revenue recognized at a point in time	$16,864	$128,924	$17,818	$234,250

Revenue recognized over time:
Royalty and other franchise fees	$18,644	$—	$14,736	$—
Advertising fund fees	10,703	—	7,867	—
Franchise rental income	33,630	—	—	—
Total revenue recognized over time	62,977	—	22,603	—
Total revenue	$79,841	$128,924	$40,421	$234,250

	Six Months Ended December 31, 2019		Six Months Ended December 31, 2018
	Franchise	Company-owned	Franchise	Company-owned
	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$243,746	$—	$398,267
Product	29,969	59,670	33,447	85,793
Total revenue recognized at a point in time	$29,969	$303,416	$33,447	$484,060

Revenue recognized over time:
Royalty and other franchise fees	$36,235	$—	$29,156	$—
Advertising fund fees	21,129	—	15,843	—
Franchise rental income	65,054	—	—	—
Total revenue recognized over time	122,418	—	44,999	—
Total revenue	$152,387	$303,416	$78,446	$484,060

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	December 31, 2019	June 30, 2019	Balance Sheet Classification
	(Dollars in thousands)
Receivables from contracts with customers, net	$22,512	$23,210	Accounts receivable, net
Broker fees	$20,384	$17,819	Other assets

Deferred revenue:
Current
Gift card liability	$3,461	$3,050	Accrued expenses
Deferred franchise fees unopened salons	217	193	Accrued expenses
Deferred franchise fees open salons	5,042	4,164	Accrued expenses
Total current deferred revenue	$8,720	$7,407
Non-current
Deferred franchise fees unopened salons	$12,860	$15,173	Other non-current liabilities
Deferred franchise fees open salons	31,555	24,194	Other non-current liabilities
Total non-current deferred revenue	$44,415	$39,367

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of December 31, 2019 and June 30, 2019, the balance in the allowance for doubtful accounts was $1.9 and $2.0 million, respectively. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June, 30, 2019	$17,819
Additions	3,938
Amortization	(1,341)
Write-offs	(32)
Balance as of December, 31, 2019	$20,384

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended December 31, 2019 and 2018 was $0.7 and $1.1 million, respectively, and for the six months ended December 31, 2019 and 2018 was $1.5 and $2.2 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2019 and 2018 was $1.3 and $0.8 million, respectively, and for the six months ended December 31, 2019 and 2018 was $2.4 and $1.7 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2019 is as follows (in thousands):

Remainder of 2020	$2,364
2021	4,930
2022	4,810
2023	4,633
2024	4,398
Thereafter	15,462
Total	$36,597

3.	TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG), who operated these locations as franchise locations until June 2019. In June 2019, the Company entered into a settlement agreement with TBG regarding the North America salons, which, among other things, substituted the master franchise agreement for a license agreement. The Company classified the results of its mall-based business as discontinued operations in the Condensed Consolidated Statement of Operations. Included in discontinued operations in the fiscal years presented are adjustments to actuarial assumptions related to the discontinued operations and income tax benefits associated with the wind-down and transfer of legal entities in fiscal year 2019. Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or non-cash investing activities related to discontinued operations for the six months ended December 31, 2019 and 2018.

In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. The transfer of the 207 mall-based salons occurred on December 31, 2019 so the operational results of these mall-based salons are not included on the Condensed Consolidated Statement of Operations. Also, the assets acquired and liabilities assumed were not material to the Condensed Consolidated Balance Sheet. Professional fees and other restructuring related charges of $0.7 and $2.2 million in the three and six months ended December 31, 2019, respectively,were recorded in the TBG restructuring line on the Condensed Consolidated Statement of Operations. As of December 31, 2019, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $30.0 million related to its mall-based salon lease commitments, an $11 million reduction from June 30, 2019.

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

For the three and six months ended December 31, 2019, there were 1,322,308 and 1,338,634, respectively, and for the six months ended December 31, 2018 there were 903,107 common stock equivalents of dilutive common stock excluded in the diluted earnings per share calculations due to the net loss from continuing operations. For the three months ended December 31, 2018, there were 859,598 common stock equivalents of dilutive common stock included in the diluted earnings per share calculations due to the net income from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 66,151 and 734,526 of stock-based awards during the three months ended December 31, 2019 and 2018, respectively, and 77,514 and 520,348 of stock-based awards during the six months ended December 31, 2019 and 2018, respectively, as they were not dilutive under the treasury stock method.

5.	SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2019, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Three Months Ended December 31, 2019	For the Six Months Ended December 31, 2019
Restricted stock units	7,564	193,640
Performance-based restricted stock units	22,694	73,712

The RSUs granted to employees during the three and six months ended December 31, 2019 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.

The PSUs granted to employees have a three-year performance period ending June 30, 2022 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50 day period that ends on June 30, 2022. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.

Total compensation cost for stock-based payment arrangements totaling $0.3 and $2.2 million for the three months ended December 31, 2019 and 2018, respectively, and $2.1 and $4.6 million for the six months ended December 31, 2019 and 2018, respectively, was recorded within general and administrative expense on the Condensed Consolidated Statement of Operations.

Share Repurchases:

During the six months ended December 31, 2019, the Company repurchased 1.5 million shares for $26.4 million under a previously approved stock repurchase program. At December 31, 2019, $54.6 million remains outstanding under the approved stock repurchase program.

6.	INCOME TAXES:

A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax benefit (expense)	$795	$(454)	$3,651	$260
Effective tax rate	7.7%	52.1%	13.4%	85.0%

The recorded tax provisions and effective tax rates for the three and six months ended December 31, 2019 were different than normally expected primarily due to the impact of the deferred tax valuation allowance and global intangible low-taxed income ("GILTI"). The recorded tax provision and effective tax rate for the three and six months ended December 31, 2018 were different than normally expected primarily due to the impact of the deferred tax valuation allowance.

The Company is no longer subject to IRS examinations for years before 2013. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

7.	COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	December 31, 2019	June 30, 2019
	(Dollars in thousands)
Cash and cash equivalents	$49,783	$70,141
Restricted cash, included in Other current assets (1)	22,138	22,238
Total cash, cash equivalents and restricted cash	$71,921	$92,379
_______________________________________________________________________________

(1)
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Franchise	Company-owned	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2019	$227,928	$117,790	$345,718
Translation rate adjustments	139	(73)	66
Derecognition related to sale of salon assets to franchisees (1)	—	(52,765)	(52,765)
Goodwill, net at December 31, 2019	$228,067	$64,952	$293,019
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

The table below presents other intangible assets:

	December 31, 2019			June 30, 2019
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$6,938	$(3,786)	$3,152	$6,909	$(3,659)	$3,250
Franchise agreements	9,817	(8,250)	1,567	9,783	(8,057)	1,726
Lease intangibles	13,495	(10,406)	3,089	13,490	(10,065)	3,425
Other	884	(533)	351	883	(523)	360
	$31,134	$(22,975)	$8,159	$31,065	$(22,304)	$8,761

_______________________________________________________________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Minimum rent	$16,937	$28,859	$36,498	58,774
Percentage rent based on sales	550	1,052	1,847	2,103
Real estate taxes and other expenses	3,008	4,731	6,414	9,743
	$20,495	$34,642	$44,759	$70,620

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees. Upon adopting Topic 842, the Company now records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statement of Operations. For the three and six months ended December 31, 2019, franchise rental income was $33.6 and $65.1 million, respectively, and franchise rent expense was $33.6 and $65.1 million, respectively.

For company-owned and franchise salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The Right of Use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Generally, the non-lease components such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and are not allocated to the lease liability.

The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on original lease term. The weighted average remaining lease term was 6.82 years and the weighted-average discount rate was 3.95 percent for all salon operating leases as of December 31, 2019.

As of December 31, 2019, future operating lease commitments to be paid and received by the Company were as follows:

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments
Remainder of 2020	$59,771	$36,809	$335	$96,915	$(59,771)	$37,144
2021	113,224	64,907	1,781	179,912	(113,224)	66,688
2022	103,599	55,214	1,410	160,223	(103,599)	56,624
2023	93,725	48,589	1,447	143,761	(93,725)	50,036
2024	84,384	43,417	1,484	129,285	(84,384)	44,901
Thereafter	224,482	111,327	9,339	345,148	(224,482)	120,666
Total future obligations	$679,185	$360,263	$15,796	$1,055,244	$(679,185)	$376,059
Less amounts representing interest	84,680	43,723	3,063	131,466
Present value of lease liabilities	$594,505	316,540	12,733	923,778
Less current lease liabilities	96,249	59,218	687	156,154
Long-term lease liabilities	$498,256	$257,322	$12,046	$767,624

11.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

Revolving Credit Facility

	Maturity Date	Interest Rate	December 31, 2019	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.65%	$60,000	$90,000

As of December 31, 2019 and June 30, 2019, the Company has $60.0 and $90.0 million, respectively, of outstanding borrowings under a $295.0 million revolving credit facility. At December 31, 2019 and June 30, 2019, the Company has outstanding standby letters of credit under the revolving credit facility of $21.5 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $213.5 and $183.5 million, as of December 31, 2019 and June 30, 2019, respectively. Amounts outstanding under the revolving credit facility are due at maturity in March 2023.

Sale and Leaseback Transaction

The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	December 31, 2019	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	3.30%	$17,055	$17,354
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,430	11,556
Long- term financing liability			$28,485	$28,910

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of December 31, 2019, the current portion of the Company’s lease liability was $0.9 million which was recorded in accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term was 14.1 years and the weighted-average discount rate was 3.46% for financing leases as of December 31, 2019.

As of December 31, 2019, future lease payments due are as follows:

Fiscal year	Salt Lake City Distribution Center	Chattanooga Distribution Center
	(Dollars in thousands)
Remainder of 2020	$574	$403
2021	1,157	817
2022	1,171	829
2023	1,186	842
2024	1,200	854
Thereafter	11,899	9,282
Total	$17,187	$13,027

The financing liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the financing liability. Total interest expense for the financing lease was $0.3 and $0.5 million for the three and six months ended December 31, 2019.
The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three and six months ended December 31, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2019 and June 30, 2019, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Long-lived assets	$1,126	$472	$2,643	$2,303

13.    SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	December 31, 2019	June 30, 2019
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	969	615
Supercuts	2,493	2,340
Signature Style	1,156	766
Total North American salons	4,618	3,721
Total International salons (1)	172	230
Total Franchise salons	4,790	3,951
as a percent of total Company-owned and Franchise salons	67.8%	56.0%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,159	1,550
Supercuts	262	403
Signature Style	649	1,155
Mall-based (2)	207	—
Total Company-owned salons	2,277	3,108
as a percent of total Company-owned and Franchise salons	32.2%	44.0%

OWNERSHIP INTEREST LOCATIONS:

Equity ownership interest locations	85	86

Grand Total, System-wide	7,152	7,145
____________________________________

(1)	Canadian and Puerto Rican salons are included in the North American salon totals.

(2)	The mall-based salons were acquired from TBG on December 31, 2019 resulting in no impact to the Statement of Operations for the three and six months ended December 31, 2019.

As of December 31, 2019, the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names and the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts.

Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Three Months Ended December 31, 2019
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$101,805	$—	$101,805
Product	16,864	27,119	—	43,983
Royalties and fees	29,347	—	—	29,347
Franchise rental income	33,630	—	—	33,630
Total revenue	79,841	128,924	—	208,765

Operating expenses:
Cost of service	—	67,358	—	67,358
Cost of product	13,072	14,186	—	27,258
Site operating expenses	10,704	15,626	—	26,330
General and administrative	8,976	7,547	16,168	32,691
Rent	401	19,374	720	20,495
Franchise rent expense	33,630	—	—	33,630
Depreciation and amortization	210	5,938	1,599	7,747
TBG restructuring	722	—	—	722
Total operating expenses	67,715	130,029	18,487	216,231
Operating income (loss)	12,126	(1,105)	(18,487)	(7,466)
Other (expense) income:
Interest expense	—	—	(1,464)	(1,464)
Loss from sale of salon assets to franchisees, net	—	—	(5,692)	(5,692)
Interest income and other, net	—	—	4,346	4,346
Income (loss) from continuing operations before income taxes	$12,126	$(1,105)	$(21,297)	$(10,276)

	For the Three Months Ended December 31, 2018
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$190,419	$—	$190,419
Product	17,818	43,831	—	61,649
Royalties and fees	22,603	—	—	22,603
Total revenue	40,421	234,250	—	274,671

Operating expenses:
Cost of service	—	114,931	—	114,931
Cost of product	14,449	21,901	—	36,350
Site operating expenses	7,867	27,696	—	35,563
General and administrative	9,466	14,198	22,172	45,836
Rent	184	34,258	200	34,642
Depreciation and amortization	215	6,728	1,957	8,900
Total operating expenses	32,181	219,712	24,329	276,222
Operating income (loss)	8,240	14,538	(24,329)	(1,551)
Other (expense) income:
Interest expense	—	—	(1,072)	(1,072)
Gain from sale of salon assets to franchisees, net	—	—	2,865	2,865
Interest income and other, net	—	—	629	629
Income (loss) from continuing operations before income taxes	$8,240	$14,538	$(21,907)	$871

	For the Six Months Ended December 31, 2019
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$243,746	$—	$243,746
Product	29,969	59,670	—	89,639
Royalties and fees	57,364	—	—	57,364
Franchise rental income	65,054	—	—	65,054
Total revenue	152,387	303,416	—	455,803

Operating expenses:
Cost of service	—	157,840	—	157,840
Cost of product	23,352	30,233	—	53,585
Site operating expenses	21,130	38,142	—	59,272
General and administrative	17,333	17,697	38,286	73,316
Rent	591	43,163	1,005	44,759
Franchise rent expense	65,054	—	—	65,054
Depreciation and amortization	370	12,045	4,712	17,127
TBG restructuring	2,222	—	—	2,222
Total operating expenses	130,052	299,120	44,003	473,175
Operating income (loss)	22,335	4,296	(44,003)	(17,372)
Other (expense) income:
Interest expense	—	—	(2,903)	(2,903)
Loss from sale of salon assets to franchisees, net	—	—	(11,552)	(11,552)
Interest income and other, net	—	—	4,517	4,517
Income (loss) from continuing operations before income taxes	$22,335	$4,296	$(53,941)	$(27,310)

	For the Six Months Ended December 31, 2018
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$398,267	$—	$398,267
Product	33,447	85,793	—	119,240
Royalties and fees	44,999	—	—	44,999
Total revenue	78,446	484,060	—	562,506

Operating expenses:
Cost of service	—	236,428	—	236,428
Cost of product	26,862	41,669	—	68,531
Site operating expenses	15,843	56,541	—	72,384
General and administrative	17,130	30,579	45,854	93,563
Rent	278	69,944	398	70,620
Depreciation and amortization	373	14,785	3,944	19,102
Total operating expenses	60,486	449,946	50,196	560,628
Operating income (loss)	17,960	34,114	(50,196)	1,878
Other (expense) income:
Interest expense	—	—	(2,078)	(2,078)
Loss from sale of salon assets to franchisees, net	—	—	(1,095)	(1,095)
Interest income and other, net	—	—	989	989
Income (loss) from continuing operations before income taxes	$17,960	34,114	$(52,380)	$(306)

14.    SUBSEQUENT EVENT:

In January 2020, the Company borrowed $30.0 million under its revolving credit facility. Additionally, the Company signed an agreement to sell its investment in Empire Education Group in January 2020. Upon the closure of the transaction, the Company expects to record an immaterial non-operating gain and an income tax benefit.

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) franchises, owns, and operates beauty salons. As of December 31, 2019, the Company franchised, owned or held ownership interests in 7,152 worldwide locations. Our locations consisted of 7,067 system-wide North American and International salons, and in 85 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2019, we had approximately 14,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2019 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2019 Annual Report on Form 10-K. Our updated policies on the amended revenue recognition guidance, ASC Topic 606, can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

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

In the three and six months ended December 31, 2019, the Company sold 443 and 988, respectively, company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended December 31,		Increase (Decrease)	Six Months Ended December 31,		Increase (Decrease)
	2019	2018		2019	2018
	(Dollars in thousands)
Salons sold to franchisees	443	133	310	988	257	731
Cash proceeds received	31,468	11,628	$19,840	$69,414	$24,050	$45,364

Gain on sale of venditions, excluding goodwill derecognition	$14,993	$9,369	$5,624	$41,213	$16,501	$24,712
Non-cash goodwill derecognition	(20,685)	(6,504)	14,181	(52,765)	(17,596)	35,169
(Loss) gain from sale of salon assets to franchisees, net	$(5,692)	$2,865	$(8,557)	$(11,552)	$(1,095)	$(10,457)

System-wide results

As we transition to an asset-light franchise platform, our results will be more impacted by our system-wide sales, which include sales by all points of distribution, whether owned by the Company or our franchisees. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance.

System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
SmartStyle	(4.3)%	2.1%	(3.1)%	1.6%
Supercuts	(1.1)	0.6	(0.4)	0.7
Signature Style	(2.3)	0.3	(2.0)	0.5
Consolidated system-wide same store sales	(2.3)%	0.9%	(1.7)%	0.8%
_____________________________

(1)
System-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in system-wide same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended December 31,					For the Six Months Ended December 31,
	2019	2018	2019	2018	2019	2019	2018	2019	2018	2019
	($ in millions)		% of Total Revenues (1)		(Decrease) Increase	($ in millions)		% of Total Revenues (1)		(Decrease) Increase
Service revenues	$101.8	$190.4	48.8%	69.3%	(2,050)	$243.7	$398.3	53.5%	70.9%	(1,740)
Product revenues	44.0	61.6	21.1	22.4	(130)	89.6	119.2	19.7	21.2	(150)
Royalties and fees	29.3	22.6	14.1	8.2	590	57.4	45.0	12.6	8.0	460
Franchise rental income	33.6	—	16.1	—	N/A	65.1	—	14.3	—	N/A

Cost of service (2)	67.4	114.9	66.2	60.4	580	157.8	236.4	64.8	59.4	540
Cost of product (2)	27.3	36.4	62.0	59.0	300	53.6	68.5	59.8	57.5	230
Site operating expenses	26.3	35.6	12.6	12.9	(30)	59.3	72.4	13.0	12.9	10
General and administrative	32.7	45.8	15.7	16.7	(100)	73.3	93.6	16.1	16.6	(50)
Rent	20.5	34.6	9.8	12.6	(280)	44.8	70.6	9.8	12.6	(280)
Franchise rent expense	33.6	—	16.1	—	N/A	65.1	—	14.3	—	N/A
Depreciation and amortization	7.7	8.9	3.7	3.2	50	17.1	19.1	3.8	3.4	40
TBG restructuring	0.7	—	0.3	—	N/A	2.2	—	0.5	—	N/A

Operating (loss) income	(7.5)	(1.6)	(3.6)	(0.6)	(300)	(17.4)	1.9	(3.8)	0.3	(410)

Interest expense	(1.5)	(1.1)	(0.7)	(0.4)	(30)	(2.9)	(2.1)	(0.6)	(0.4)	(20)
Gain (Loss) from sale of salon assets to franchisees, net	(5.7)	2.9	(2.7)	1.0	(370)	(11.6)	(1.1)	(2.5)	(0.2)	(230)
Interest income and other, net	4.3	0.6	2.1	0.2	190	4.5	1.0	1.0	0.2	80

Income tax benefit (expense) (3)	0.8	(0.5)	7.7	52.1	N/A	3.7	0.3	13.4	85.0	N/A

Income from discontinued operations, net of income taxes	0.1	6.1	—	2.2	(220)	0.5	5.8	0.1	1.0	(90)
_____________________________

(1)	Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.

(2)	Excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Franchise salons:
Product	$16,864	$17,818	$29,969	$33,447
Royalties and fees	29,347	22,603	57,364	44,999
Franchise rental income	33,630	—	65,054	—
Total Franchise salons	$79,841	$40,421	$152,387	$78,446
Franchise salon same-store sales increase (decrease) (1)	(1.4)%	1.4%	(0.8)%	1.3%

Company-owned salons:
SmartStyle	$66,103	$94,363	$151,634	$190,326
Supercuts	16,967	58,856	41,321	126,135
Signature Style	45,854	81,031	110,461	167,599
Total Company-owned salons	$128,924	$234,250	$303,416	$484,060
Company-owned salon same-store sales (decrease) increase (2)	(3.6)%	0.5%	(2.7)%	0.5%

Consolidated revenues	$208,765	$274,671	$455,803	$562,506
Percent change from prior year	(24.0)%	(11.0)%	(19.0)%	(9.0)%
_____________________________

(1)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in franchise same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.

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

Three and Six Months Ended December 31, 2019 Compared with Three and Six Months Ended December 31, 2018

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.

Consolidated revenue decreased $65.9 and $106.7 million for the three and six months ended December 31, 2019, respectively. Service revenue and product revenue decreased $88.6 and $17.7 million, respectively, in the three months ended December 31, 2019 and decreased $154.5 and $29.6 million, respectively, in the six months ended December 31, 2019. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees. During the twelve months ended December 31, 2019, 1,447 salons were sold to franchisees, net of buy backs and 587 and 82 system-wide salons were closed and constructed, respectively (2020 Net Salon Count Changes). The decline in service and product revenue was partially offset by an increase in royalty and fee revenue of $6.7 and $12.4 million in the three and six months ended December 31, 2019, respectively. The increase is primarily a result of an increased number of franchised locations during the twelve months ended December 31, 2019. Additionally, as a result of the Company's adoption of Topic 842, the Company now records revenue related to franchise leases and this adoption resulted in $33.6 and $65.1 million increase in franchise rental income for the three and six months ended December 31, 2019.

Service Revenues

The decreases of $88.6 and $154.5 million in service revenues during the three and six months ended December 31, 2019, respectively, were primarily due to 2020 Net Salon Count Changes and company-owned same-store service sales decreases. Company-owned same-store service sales decreases of 2.1% and 1.6% during the three and six months ended December 31, 2019, respectively, were primarily due to a decrease of 6.2% and 5.2% in same-store guest transactions, partly offset by increases of 4.1% and 3.6% in average ticket price, respectively.

Product Revenues

The decreases of $17.7 and $29.6 million in product revenues during the three and six months ended December 31, 2019 were primarily due to 2020 Net Salon Count Changes, and company-owned same-store product sales decreases of 9.3% and 7.2%, respectively, were partly offset by product sold to franchisees. For the three and six months ended December 31, 2019, the decreases in company-owned same-store product sales were primarily the result of decreases in company-owned same-store transactions of 12.8% and 10.9%, respectively, partially offset by increases in average ticket price of 3.5% and 3.7%, respectively.

Royalties and Fees

The increases of $6.7 and $12.4 million in royalties and fees for the three and six months ended December 31, 2019, respectively, were primarily due to an increase in franchise locations. Total franchised locations open at December 31, 2019 were 4,790 as compared to 4,266 at December 31, 2018.

Franchise Rental Income

The increase of $33.6 million in franchise rental income is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Cost of Service

The 580 and 540 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2019, respectively, were due to higher minimum wage and commissions.

Cost of Product

The 300 and 230 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2019, respectively, were primarily due to the shift into lower margin wholesale product sales. Margins on retail product sales were 47.7% and 50.0% in the three months ended December 31, 2019 and 2018, respectively. Margins on wholesale product sales were 22.5% and 18.9% in the three months ended December 31, 2019 and 2018, respectively. Margins on retail product sales were 49.3% and 51.4% in the six months ended December 31, 2019 and 2018, respectively. Margins on wholesale product sales were 22.1% and 19.7% in the six months ended December 31, 2019 and 2018, respectively. Increases on wholesale product margins were primarily driven by lower sales to TBG.

Site Operating Expenses

The decreases of $9.2 and $13.1 million in site operating expenses during the three and six months ended December 31, 2019, respectively, were due to a net reduction in salon counts.

General and Administrative

The decreases of $13.1 and $20.2 million in general and administrative (G&A) during the three and six months ended December 31, 2019 were primarily due to lower administrative and field management salaries, bonuses and stock compensation benefits associated with a change in performance awards assumptions and the departure of two executives during the quarter. In January 2020, the Company reduced its headcount as a result of the decrease in company-owned salons.

Rent

The decreases of $14.1 and $25.9 million in rent expense during the three and six months ended December 31, 2019, respectively, were primarily due to the net reduction in salon counts, partly offset by rent inflation.

Franchise Rent Expense

The increase in franchise rent expense is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Depreciation and Amortization

The decreases of $1.2 and $2.0 million in depreciation and amortization during the three and six months ended December 31, 2019, respectively, were primarily due to the reduced salon base.

TBG Restructuring

In the three and six months ended December 31, 2019, the Company incurred professional fees associated with acquiring salons from TBG. In the six months ended December 31, 2019, the Company assisted TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations where Regis had potential contingent liability. These costs were not incurred in fiscal year 2019.

Interest Expense

The increases of $0.4 and $0.8 million in interest expense for the three and six months ended December 31, 2019, respectively, were primarily due to interest charges associated with our long-term financing liabilities.

(Loss)/Gain from sale of salon assets to franchisees, net

In the three months ended December 31, 2019, the loss from sale of salon assets to franchisees was $5.7 million, including non-cash goodwill derecognition of $20.7 million. In the six months ended December 31, 2019, the loss from the sale of salons assets to franchisees was $11.6 million, including $52.8 million of non-cash goodwill derecognition.

Interest Income and Other, net

The increases of $3.7 and $3.5 million in interest income and other, net during the three and six months ended December 31, 2019, respectively, were primarily due to a gain on the sale of the Company's headquarters of $4.0 million, partially offset by a decline in interest income.

Income Taxes

During the three and six months ended December 31, 2019 the Company recognized tax benefits of $0.8 and $3.7 million, respectively, with corresponding effective tax rates of 7.7% and 13.4% as compared to recognizing tax expense of $0.5 and tax benefits of $0.3 million, with corresponding effective tax rates of 52.1% and 85.0% during the three and six months ended December 31, 2018.

See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations

Income from discontinued operations decreased $6.0 and $5.4 million during the three and six months ended December 31, 2019. The decreases were due to lapping income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations recognized in the second quarter of fiscal year 2019, partially offset by beneficial actuarial adjustments recognized in fiscal year 2020.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Franchise Salons

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2019	2018	2019	2019	2018	2019
	(Dollars in millions)		Increase (Decrease)	(Dollars in millions)		Increase (Decrease)
Revenue
Product	$16.2	$10.6	$5.6	$28.0	$20.7	$7.3
Product sold to TBG	0.7	7.2	(6.5)	2.0	12.7	(10.7)
Total product	16.9	17.8	(0.9)	30.0	33.4	(3.4)
Royalties and fees (1)	29.3	22.6	6.7	57.4	45.0	12.4
Franchise rental income	33.6	—	33.6	65.1	—	65.1
Total franchise salons revenue (2)	$79.8	$40.4	$39.4	$152.5	$78.4	$74.1

Franchise same-store sales (3)	(1.4)%	1.4%		(0.8)%	1.3%

Operating income	$12.1	$7.0	$5.1	$22.3	$16.2	$6.1
Operating income from TBG	—	1.2	(1.2)	—	1.8	(1.8)
Total operating income (2)	$12.1	$8.2	$3.9	$22.3	$18.0	$4.3
_______________________________________________________________________________

(1)	Total includes $1.1 and $1.7 million of royalties related to TBG during the three and six months ended December 31, 2018.

(2)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

(3)
Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in franchise same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
SmartStyle	(7.6)%	(5.6)%	(7.6)%	(4.3)%
Supercuts	(0.5)	1.8	0.3	1.5
Signature Style	(1.4)	1.3	(1.0)	1.3
Total	(1.4)%	1.4%	(0.8)%	1.3%

Franchise Salon Revenues
Franchise salon revenues increased $39.4 and $74.1 million during the three and six months ended December 31, 2019. Excluding franchise rental income recorded in fiscal year 2020 as a result of the adoption of Topic 842, franchise salon revenues increased $5.8 and $8.9 million during the three and six months ended December 31, 2019, respectively. The increases during the three months ended December 31, 2019, were primarily due to increases in royalties, ad fund revenue and fees due to higher franchise salon counts, partially offset by decreases in franchise product sales. During the twelve months ended December 31, 2019, franchisees constructed (net of relocations) and closed 61 and 415 Franchise-owned salons, respectively, and purchased (net of Company buybacks) 1,447 salons from the Company during the same period.

Franchise Salon Operating Income
During the three months ended December 31, 2019, Franchise salon operations generated operating income of $12.1 million, an increase of $3.9 million compared to the prior comparable period. The increase during the three months ended December 31, 2019 was primarily due to higher royalties, fees and product sales associated with the increase in salon count. During the six months ended December 31, 2019, Franchise salon operations generated operating income of $22.3 million, an increase of $4.3 million compared to the prior comparable period. The increase during the six months ended December 31, 2019 was primarily due to higher royalties, fees and product sales associated with the increase in salon count.

Company-owned Salons

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2019	2018	2019	2019	2018	2019
	(Dollars in millions)		Increase (Decrease)	(Dollars in millions)		Increase (Decrease)
Total revenue	$128.9	$234.3	$(105.3)	$303.4	$484.1	$(180.6)
Company-owned same-store sales	(3.6)%	0.5%		(2.7)%	0.5%

Operating (loss) income	$(1.1)	$14.5	$(15.6)	$4.3	$34.1	$(29.8)

Company-owned Salon Revenues

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
SmartStyle	(3.5)%	2.6%	(2.2)%	1.8%
Supercuts	(5.1)	(1.5)	(4.4)	(0.6)
Signature Style	(3.3)	(0.3)	(2.8)	—
Total	(3.6)%	0.5%	(2.7)%	0.5%

Company-owned salon revenues decreased $105.3 and $180.6 million during the three and six months ended December 31, 2019, respectively, primarily due to the closure of a net 151 salons and the sale of 1,447 company-owned salons (net of buybacks) to franchisees during the twelve months ended December 31, 2019. The decreases were also due to company-owned same-store sale decreases of 3.6% and 2.7% during the three and six months ended December 31, 2019, respectively. The company-owned same-store sales decreases were due to decreases of 6.6% and 5.7% in same-store guest transactions, partly offset by increases of 3.0% and 3.0% in average ticket prices during the three and six months ended December 31, 2019, respectively.
Company-owned Salon Operating (Loss) Income
During the three and six months ended December 31, 2019, company-owned salon operations operating income decreased $15.6 and $29.8 million, respectively, compared to the prior comparable period. The decrease during the three and six months ended December 31, 2019 were primarily due to the net reduction in company-owned salons and same-store sales decline.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $5.8 million during the three months ended December 31, 2019 primarily driven by lower general and administrative salaries, bonuses and stock compensation benefits associated with a change in performance awards assumptions and the departure of two executives during the quarter. Corporate operating loss decreased $6.2 million during the six months ended December 31, 2019 primarily driven by lower general and administrative salaries, bonuses and stock compensation benefits associated with a change in performance awards assumptions and the departure of two executives during the quarter, partially offset by the prior year's franchise convention cost, which was recorded as Corporate expenses in fiscal year 2020 compared to Franchise expense in fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.

As of December 31, 2019, cash and cash equivalents were $49.8 million, with $42.3 and $7.5 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $213.5 million was available as of December 31, 2019. See Note 11 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2019, cash used in operating activities was $19.3 million, an increase of $8.7 million compared to the prior comparable period. Cash from operations declined due to lower revenues and margins in the Company-owned segment as well as planned strategic general and administrative investments to enhance the Company's franchisor capabilities and support the increased volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.

Cash Flows from Investing Activities

During the six months ended December 31, 2019, cash provided by investing activities of $59.3 million, an increase of $27.4 million compared to the prior comparable period, was primarily from proceeds from the sale of salon assets of $69.4 million and the sale of the company's headquarters of $9.0 million, partly offset by capital expenditures of $17.6 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2019, cash used in financing activities of $60.5 million, an increase of $11.2 million compared to the prior comparable period was primarily from the repayment of debt of $30.0 million, repurchase of common stock of $28.2 million, and employee taxes paid for shares withheld of $1.8 million.

Financing Arrangements

See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)
12/31/2019	24.3%	(250)
6/30/2019	26.8%	1,120
_______________________________________________________________________________

(1)    Debt includes long-term debt and financing liabilities. It excludes long-term lease liability as that liability is offset by         the right of use asset and does not impact the Company's debt covenants.
(2)    Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2019 and
June 30, 2018, respectively).

The 250 basis point decrease in the debt to capitalization ratio as of December 31, 2019 as compared to June 30, 2019, was primarily due to the repayment of $30.0 million of long-term debt in December 2019, partially offset by decreases in shareholders' equity resulting from the repurchase of 1.5 million of the Company's shares for $26.4 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended December 31, 2019, the Company did not repurchase any shares. During the six months ended December 31, 2019, the Company repurchased 1.5 million shares for $26.4 million. As of December 31, 2019, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; our franchisee's ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants and access to existing revolving credit facility; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Controls over Financial Reporting

During the six months ended December 31, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except the first risk factor is replaced by the first risk factor below, the seventh risk factor is replaced by the second and third risk factors listed below and the twenty-third risk factor is replaced by the fourth risk factor listed below.

To date we have been successful in selling our company-owned salons to franchise owners and we are re-engineering our corporate and field infrastructure to support a fully-franchised portfolio, which involves risks to our financial condition and results of operations in both our company-owned and franchise portfolios.

Our transition to a fully-franchised model has been occurring at a rapid pace and, as a result, our inability to re-engineer the infrastructure and reduce our costs on timing and in amounts necessary to effectively support a fully-franchised salon portfolio may reduce the anticipated economic benefit of the transformation in the near term. Furthermore, our efforts to re-engineer and reduce the corporate and field infrastructure devoted to supporting company-owned stores may impair our ability to support the remaining company-owned salons and diminish the value of those salons while we own them, which may challenge our ability to sell such salons to franchisees, including the timing of venditions or net cash proceeds we may generate from the sale process.

We are now significantly dependent on franchise royalties and product sales and the overall success of our franchisees’ salons. It customarily takes new franchisees time to develop their salons and increase their sales. Further, a number of our historically successful and more experienced franchisees are onboarding new salon operations. This will likely adversely impact our revenue and profitability during this next stage of our transformation. Additionally, we expect that our franchisees will purchase products and services from us for their businesses, but there is no assurance that they will do so in quantities or at wholesale pricing levels consistent with our expectations. Further, in order to support and enhance our franchisees’ businesses, we may need to invest in certain unanticipated new capabilities and/or services, and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. Investments made in company-owned technology including without exception the Company’s new, internally developed back office salon management system may not yield the profitable results that we anticipate. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, our transition to a fully-franchised model may expose us to additional legal, compliance and operational risks specific to this different business model including the business failure of unproven new salon owners.

We may face challenges operating the salons that TBG transferred back to us, and our inability to operate them successfully or transfer these salons to new ownerships could adversely affect our business, financial condition, results of operations and cash flows.

On December 31, 2019, we acquired certain assets that were used in the operation of the mall-based salon business in the United States and Canada at which we have residual real estate lease liability from our original sale of the salons to TBG. The transfer was consummated in connection with an assignment for the benefit of creditors by TBG. The assets acquired in connection with the salon reacquisition are, in the aggregate, unprofitable, and the total lease liability related to the salons is approximately $30 million. In addition to the salons, we assumed limited liabilities for certain employee benefit related payments. In connection with the reacquisition of the salons, we also terminated certain other agreements we had with TBG, although we had already recorded a full reserve against the promissory notes evidencing TBG’s obligations to us. As a result of our reacquisition of these salons in connection with TBG assignment for the benefit of creditors, there is a risk that a creditor of TBG could seek to void or otherwise challenge the transfer as a preference transaction. If a TBG creditor was successful in making such a claim, we could remain liable on the leases without the ability to operate the salons to generate revenue to fund the lease obligations.

While we believe the salons transferred back to us have been able to continue operations without any significant disruptions so far, these salons have experienced significant changes in recent years and, as a result, there is a risk of increased levels of employee attrition, customer losses, and supplier interruption. A loss of key personnel or material erosion of the employee base, particularly our stylists, as well as fruition of other risks could adversely affect our results of operations and could diminish the value of the salons in any future transfer of the ownership of these salons to new ownership as part of our continued commitment to converting to a fully-franchised model. If we are not able to successfully operate these salons, we may not be able to generate sufficient revenue to cover the lease liabilities for these salons. In the meantime, we expect that our operation of these salons may adversely impact our results of operations. Our inability to successfully operate the salons or transfer them to new stable ownership, could adversely affect our business, financial condition, results of operations and cash flows.

TBG’s transfer of salons in the United Kingdom to the Bushell Investment Group, which became our franchisee, is subject to review by the administrator in TBG’s insolvency proceeding in the United Kingdom.

As previously announced, we entered into a franchise agreement with the Bushell Investment Group (“Bushell”), which acquired over 100 salons in the United Kingdom from TBG in December 2019. The transaction occurred in connection with TBG’s insolvency proceeding in the United Kingdom. While we do not have any financial obligations in connection with the salons transferred to Bushell, the administrator in TBG’s insolvency proceeding has a legal obligation to review our original and subsequent transactions with TBG in the United Kingdom. If the administrator were to challenge our original transaction with TBG, the administrator could seek remedies to effectively unwind the economics of the original transaction or impair the ability of Bushell to continue operating these salons as our franchisee. While we do not expect the administrator to identify any concerns with our original or any subsequent transaction, any allegations against the validity of these transactions could disrupt the operation of the salons by Bushell and we could face significant adverse financial impacts or management distraction.

If we fail to comply with any of the covenants in our existing financing arrangement, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.

We have a financing arrangement that contains certain financial and other covenants. If we fail to comply with any of the covenants, it may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness should we be unable to negotiate modifications to our existing debt agreements in these circumstances. As a result of our rapid transition to a fully-franchised model, we expect we will not be able to comply in future quarters with certain of the financial covenants in our current credit facility. We have engaged an investment banker and are actively engaged in identifying alternative sources of replacement debt financing on terms that would better support our evolving business model. However, there can be no assurance that conditions in the debt market will remain favorable or that we will be able to find new sources of debt financing on terms that will be satisfactory to us, or that we will be able to find any such source of new debt financing prior to the fourth quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2019, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and six months ended December 31, 2019, the Company repurchased 1.5 million shares for $26.4 million. As of December 31, 2019, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At December 31, 2019, $54.6 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

10/1/19 - 10/31/19	—	$—	29,974,657	$54,573
11/1/19 - 11/30/19	—	—	29,974,657	54,573
12/1/19 - 12/31/19	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.  Exhibits

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2019, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2019, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2020	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)