Form 10-Q
period 2020-03-31
REGIS CORP
filed 2020-06-18
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from             to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3701 Wayzata Boulevard	Minneapolis	Minnesota	55416
(Address of principal executive offices)			(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Title of each class	Trading symbol	Name of exchange
Common Stock, $0.05 par value	RGS	NYSE
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 12, 2020 : 35,624,174

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$241,037	$70,141
Receivables, net	27,602	30,143
Inventories	59,029	77,322
Other current assets	23,211	33,216
Total current assets	350,879	210,822

Property and equipment, net	65,880	78,090
Goodwill (Note 9)	226,666	345,718
Other intangibles, net (Note 9)	7,568	8,761
Right of use asset (Note 10)	861,569	—
Other assets	38,227	34,170
Non-current assets held for sale (Note 1)	—	5,276
Total assets	$1,550,789	$682,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,120	$47,532
Accrued expenses	43,475	80,751
Short-term lease liability (Note 10)	149,482	—
Total current liabilities	232,077	128,283

Long-term debt, net	273,000	90,000
Long-term lease liability (Note 10)	727,245	—
Long-term financing liabilities	28,233	28,910
Other non-current liabilities	92,698	111,399
Total liabilities	1,353,253	358,592
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,566,206 and 36,869,249 common shares at March 31, 2020 and June 30, 2019, respectively	1,778	1,843
Additional paid-in capital	21,186	47,152
Accumulated other comprehensive income	6,998	9,342
Retained earnings	167,574	265,908
Total shareholders’ equity	197,536	324,245
Total liabilities and shareholders’ equity	$1,550,789	$682,837
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2020 and 2019
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues:
Service	$78,387	$181,809	$322,133	$580,076
Product	34,877	53,766	124,516	173,006
Royalties and fees	8,698	22,768	66,062	67,767
Franchise rental income (Note 10)	31,821	—	96,875	—
Total revenue	153,783	258,343	609,586	820,849
Operating expenses:
Cost of service	54,824	111,632	212,664	348,060
Cost of product	21,672	31,167	75,257	99,698
Site operating expenses	3,660	34,339	62,932	106,723
General and administrative	31,871	41,694	105,187	135,257
Rent	19,243	32,332	64,002	102,952
Franchise rent expense	31,821	—	96,875	—
Depreciation and amortization	10,359	8,630	27,486	27,732
TBG mall location restructuring (Note 3)	146	20,711	2,368	20,711
Goodwill impairment	44,529	—	44,529	—
Total operating expenses	218,125	280,505	691,300	841,133

Operating loss	(64,342)	(22,162)	(81,714)	(20,284)

Other (expense) income:
Interest expense	(1,712)	(1,354)	(4,615)	(3,432)
(Loss) gain from sale of salon assets to franchisees, net	(10,208)	11,489	(21,760)	10,394
Interest income and other, net	(1,329)	464	3,188	1,453

Loss from continuing operations before income taxes	(77,591)	(11,563)	(104,901)	(11,869)

Income tax benefit (expense)	2,253	(3,248)	5,904	(2,988)

Loss from continuing operations	(75,338)	(14,811)	(98,997)	(14,857)

Income from discontinued operations, net of taxes (Note 3)	301	178	753	6,027

Net loss	$(75,037)	$(14,633)	$(98,244)	$(8,830)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(2.10)	$(0.37)	$(2.75)	$(0.35)
Income from discontinued operations	0.01	0.00	0.02	0.14
Net loss per share, basic and diluted (1)	$(2.10)	$(0.36)	$(2.73)	$(0.21)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	35,815	40,314	35,958	42,900
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Nine Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(75,037)	$(14,633)	$(98,244)	$(8,830)
Foreign currency translation adjustments	(2,482)	905	(2,344)	(606)
Comprehensive loss	$(77,519)	$(13,728)	$(100,588)	$(9,436)
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$242,573	$275,061
Net loss	—	—	—	—	(75,037)	(75,037)
Foreign currency translation	—	—	—	(2,482)	—	(2,482)
Stock-based compensation	—	—	(25)	—	—	(25)
Net restricted stock activity	2,595	—	(19)	—	—	(19)
Minority interest	—	—	—	—	38	38
Balance, March 31, 2020	35,566,206	$1,778	$21,186	$6,998	$167,574	$197,536

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2018	41,472,468	$2,074	$128,964	$8,145	$285,827	$425,010
Net loss	—	—	—	—	(14,633)	(14,633)
Foreign currency translation	—	—	—	905	—	905
Stock repurchase program	(2,050,430)	(102)	(37,818)	—	—	(37,920)
Exercise of SARs	7,080	—	(101)	—	—	(101)
Stock-based compensation	—	—	2,512	—	—	2,512
Net restricted stock activity	4,006	—	(42)	—	—	(42)
Minority interest	—	—	—	—	79	79
Balance, March 31, 2019	39,433,124	$1,972	$93,515	$9,050	$271,273	$375,810

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended March 31, 2020 and 2019 (Continued)
(Dollars in thousands)

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(98,244)	(98,244)
Foreign currency translation	—	—	—	(2,344)	—	(2,344)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	2,114	—	—	2,114
Net restricted stock activity	199,181	10	(1,827)	—	—	(1,817)
Minority interest	—	—	—	—	(90)	(90)
Balance, March 31, 2020	35,566,206	$1,778	$21,186	$6,998	$167,574	$197,536

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,656	$280,083	$486,438
Net loss	—	—	—	—	(8,830)	(8,830)
Foreign currency translation	—	—	—	(606)	—	(606)
Stock repurchase program	(6,023,523)	(301)	(105,951)	—	—	(106,252)
Exercise of SARs	15,412	1	(205)	—	—	(204)
Stock-based compensation	—	—	7,065	—	—	7,065
Net restricted stock activity	182,664	9	(1,830)	—	—	(1,821)
Minority interest	—	—	—	—	20	20
Balance, March 31, 2019	39,433,124	$1,972	$93,515	$9,050	$271,273	$375,810
_______________________________________________________________________________

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(98,244)	$(8,830)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Non-cash adjustments related to discontinued operations	(967)	(163)
Depreciation and amortization	23,635	24,727
Deferred income taxes	(6,590)	(6,034)
Gain from sale of company headquarters, net	(2,513)	—
Loss (gain) from sale of salon assets to franchisees, net	21,760	(10,394)
Non-cash TBG mall location restructuring charge	—	20,711
Goodwill impairment	44,529	—
Salon asset impairments	3,851	3,005
Stock-based compensation	2,114	7,065
Amortization of debt discount and financing costs	206	206
Other non-cash items affecting earnings	(442)	(492)
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(38,360)	(50,074)
Net cash used in operating activities	(51,021)	(20,273)

Cash flows from investing activities:
Capital expenditures	(32,331)	(23,160)
Proceeds from sale of assets to franchisees	87,916	54,619
Costs associated with sale of salon assets to franchisees	(1,887)	—
Proceeds from company-owned life insurance policies	—	24,617
Proceeds from sale of company headquarters	8,996	—
Net cash provided by investing activities	62,694	56,076

Cash flows from financing activities:
Borrowings on revolving credit facility	213,000	—
Repayments of revolving credit facility	(30,000)	—
Repurchase of common stock	(28,246)	(105,364)
Taxes paid for shares withheld	(1,968)	(2,447)
Net proceeds from distribution center sale and leaseback transaction	—	18,068
Distribution center lease payments	(677)	—
Net cash provided by (used in) financing activities	152,109	(89,743)

Effect of exchange rate changes on cash and cash equivalents	(379)	5

Increase (decrease) in cash, cash equivalents, and restricted cash	163,403	(53,935)

Cash, cash equivalents and restricted cash:
Beginning of period	92,379	148,774
End of period	$255,782	$94,839
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2020 and its consolidated results of operations, comprehensive loss, changes in equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Impact of COVID-19 on Business Operations:

During the period ended March 31, 2020, the global coronavirus pandemic ("COVID-19") had an adverse impact on operations, including the closure of all company-owned salons and almost all franchise locations in March 2020 due to government mandates. Salons continued to be closed until April 23, 2020 when franchise salons began re-opening slowly, as government, state and local restrictions eased. As of June 15, 2020 approximately 76% of franchise salons were open. Company-owned salons were closed through May 21, 2020 and are gradually re-opening. As of June 15, 2020, approximately 45% of company-owned salons were open. As salons re-open, the Company is taking additional measures across its portfolio of franchise and company-owned salons to facilitate customer and employee safety. As a result, COVID-19 has and will continue to negatively affect revenue and profitability. To offset the loss of revenue, in April 2020, the Company implemented a furlough program for a substantial majority of the workforce across the corporate office, field support, and distribution centers; and reductions in the pay for executives and other working employees. Despite actions taken to resume business operations, COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could potentially prolong and intensify the impact of the global crisis on our business.

The economic disruption due to COVID-19 was determined to be a triggering event in the quarter and as a result, management assessed its long-term assets, including long-lived salon assets, right of use assets, goodwill and other intangibles for impairment. Impairments were recorded related to long-lived salon assets (Note 12) and goodwill (Notes 1 and 12). As the COVID-19 pandemic continues, management will reassess all long-term assets and further impairment may result.

Due to the COVID-19 pandemic, the Company is relying on the Securities and Exchange Commission's Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to extend the filing of this Quarterly Report. The Company is relying on the Order due to the limited availability of key Company personnel required to complete the Form 10-Q due to the Company's employee furlough program, as well as suggested and mandated social quarantining and work from home orders. Additionally, the Company's management team was not able to initially devote the requisite time and attention to the Form 10-Q, as it had to address the emergent business and operational issues resulting from COVID-19.

Goodwill:

At the end of the period ended March 31, 2020, the Company determined a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill. This determination was made considering the reduced sales and profitability projections for the reporting units, driven by the COVID-19 pandemic and related economic disruption.
The triggering events experienced in the third quarter impacted both reporting units of the business, Franchise and Company-owned. Due to the Company's emphasis on transitioning to a franchise platform, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business. Conversely, the Company-owned reporting unit is comprised of a portfolio of salons that the Company intends to sell to franchisees or close in the short-term as part of the transition to a fully-franchised model. As a result, the Company-owned reporting unit has a limited life which allows the Company to perform its own impairment analysis on the Company-owned reporting unit.

For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit, and the discounted cash flows approach to evaluate the Company-owned reporting unit. The discounted cash flow models reflect management's assumptions regarding revenue growth rates, economic and market trends including deterioration from the current COVID-19 pandemic, cost structure, and other expectations about the anticipated short-term and long-term operating results of the reporting units. For the Franchise reporting unit, the discount rate of 13 percent and the terminal growth rate of 2.5 percent were also key assumptions utilized in the discounted cash flow. For the Company-owned reporting unit, proceeds from the sale of salons to franchisees and number of salon venditions were the other key assumptions utilized in its discounted cash flow. For the analysis performed as of March 31, 2020, management decreased the expected proceeds generated from the sale of salons to franchisees and increased the expected number of salon closures as compared to the analysis performed as of April 30, 2019. The decline in expected proceeds and increase in salon closings is due to the economic downturn resulting from the COVID-19 pandemic. The analysis also included substantially zero revenue in April and May 2020 and lower than previously expected revenue for the rest of calendar year 2020, which significantly reduced the expected cash flows.

As a result of the impairment testing, the Franchise reporting unit, which has goodwill of $226.7 million, was determined to have a fair value that exceeded carrying value by approximately 50 percent. The Company-owned reporting unit was determined to have a carrying value in excess of its fair value, resulting in a goodwill impairment charge of $44.5 million. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. In the three and nine months ended March 31, 2020, the Company derecognized $19.8 and $72.6 million of goodwill, respectively. The Company-owned reporting unit has no remaining goodwill, so there will be no further derecognition of Company-owned goodwill.

Non-Current Assets Held for Sale:

In March 2019, the Company announced that it had entered into a ten-year lease for a new corporate headquarters and would be selling the land and buildings currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 million and buildings of $3.6 million, as of June 30, 2019. The sale was completed in December 2019 for proceeds of $9.0 million, resulting in a net gain on sale of $2.5 million, which was recorded in Interest income and other, net on the Condensed Consolidated Statement of Operations. In the three month period ended March 31, 2020, the Company recognized $1.5 million of incremental charges in Interest income and other, net which corrected and reduced the gain on sale of the Company’s former headquarters that was recorded in the second quarter of fiscal year 2020. The $2.5 million net gain on sale includes the adjustment. Management evaluated the effect of this out-of-period adjustment on the three and nine month periods ended March 31, 2020, as well as on the previous interim period in which it should have been recognized and concluded for both quantitative and qualitative reasons that the adjustment is not material to any of the periods affected.

Accounting Standards Recently Adopted by the Company:

Simplifying the Test for Goodwill Impairment

The Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)" for the interim impairment test performed due to the triggering event noted above, as of March 31, 2020. Under this accounting standard, the Company performed its interim impairment test and will perform its annual impairment test by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. This eliminates Step 2 from the goodwill impairment test to simplify the subsequent measure of goodwill.

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

Under adoption of Topic 842, the Company recorded a Right of Use Asset and Lease Liability of $980.8 and $993.7 million, respectively. The difference between the assets and liabilities are attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right of use assets. The Lease Liability reflects the present value of the Company's estimated future minimum lease payments over the lease term, which includes one option period, as options are reasonably assured of being exercised, are discounted using a collateralized incremental borrowing rate. The decrease in the Right of Use Asset and Lease Liability from July 1, 2019 to March 31, 2020 was due to lease modifications and salon closures.

The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of rent payments that the Company passes through to franchisees (lessees). Historically, these costs have been recorded on a net basis in the unaudited Condensed Consolidated Statements of Operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of franchise rental income and rent expense of $31.8 and $96.9 million during the three and nine months ended March 31, 2020, respectively. See Note 10 for further information about our transition to Topic 842 and the newly required disclosures.

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

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Franchise	Company-owned	Franchise	Company-owned
	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$78,387	$—	$181,809
Product	15,318	19,559	14,339	39,427
Total revenue recognized at a point in time	$15,318	$97,946	$14,339	$221,236

Revenue recognized over time:
Royalty and other franchise fees	$16,487	$—	$14,339	$—
Advertising fund (refunds) fees	(7,789)	—	8,429	—
Franchise rental income	31,821	—	—	—
Total revenue recognized over time	40,519	—	22,768	—
Total revenue	$55,837	$97,946	$37,107	$221,236

	Nine Months Ended March 31, 2020		Nine Months Ended March 31, 2019
	Franchise	Company-owned	Franchise	Company-owned
	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$322,133	$—	$580,076
Product	45,287	79,229	47,786	125,220
Total revenue recognized at a point in time	$45,287	$401,362	$47,786	$705,296

Revenue recognized over time:
Royalty and other franchise fees	$52,721	$—	$43,495	$—
Advertising fund (refunds) fees	13,341	—	24,272	—
Franchise rental income	96,875	—	—	—
Total revenue recognized over time	162,937	—	67,767	—
Total revenue	$208,224	$401,362	$115,553	$705,296

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	March 31, 2020	June 30, 2019	Balance Sheet Classification
	(Dollars in thousands)
Receivables from contracts with customers, net	$16,083	$23,210	Accounts receivable, net
Broker fees	$21,193	$17,819	Other assets

Deferred revenue:
Current
Gift card liability	$2,616	$3,050	Accrued expenses
Deferred franchise fees unopened salons	44	193	Accrued expenses
Deferred franchise fees open salons	5,466	4,164	Accrued expenses
Total current deferred revenue	$8,126	$7,407
Non-current
Deferred franchise fees unopened salons	$11,840	$15,173	Other non-current liabilities
Deferred franchise fees open salons	33,821	24,194	Other non-current liabilities
Total non-current deferred revenue	$45,661	$39,367

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. As of March 31, 2020 and June 30, 2019, the balance in the allowance for doubtful accounts was $2.6 and $2.0 million, respectively. Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2019	$17,819
Additions	5,499
Amortization	(2,092)
Write-offs	(33)
Balance as of March 31, 2020	$21,193

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended March 31, 2020 and 2019 was $0.8 and $1.8 million, respectively, and for the nine months ended March 31, 2020 and 2019 was $2.3 and $4.0 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2020 and 2019 was $1.4 and $0.9 million, respectively, and for the nine months ended March 31, 2020 and 2019 was $3.8 and $2.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$1,359
2021	5,348
2022	5,228
2023	5,051
2024	4,816
Thereafter	17,485
Total	$39,287

3. TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG), who operated these locations as franchise locations until June 2019. In June 2019, the Company entered into a settlement agreement with TBG regarding the North America salons, which, among other things, substituted the master franchise agreement for a license agreement. The Company classified the results of its mall-based business as discontinued operations in the Condensed Consolidated Statement of Operations. Included in discontinued operations in the fiscal years presented are adjustments to actuarial assumptions related to the discontinued operations and income tax benefits associated with the wind-down and transfer of legal entities in fiscal year 2019. Other than the items presented in the Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or non-cash investing activities related to discontinued operations for the nine months ended March 31, 2020 and 2019.

In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. The transfer of the 207 mall-based salons occurred on December 31, 2019, so the operational results of these mall-based salons are included in the Condensed Consolidated Statement of Operations beginning in the third quarter. The assets acquired and liabilities assumed were not material to the Condensed Consolidated Balance Sheet. Professional fees and other restructuring related charges of $0.1 and $2.4 million in the three and nine months ended March 31, 2020, respectively, were recorded in the TBG restructuring line on the Condensed Consolidated Statement of Operations. As of March 31, 2020, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $26 million related to its mall-based salon lease commitments on the 190 salons that remain open, a $15 million reduction from June 30, 2019.

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

For the three and nine months ended March 31, 2020, there were 663,636 and 1,145,053, respectively, and for the three and nine months ended March 31, 2019 there were 1,023,038 and 1,006,589 common stock equivalents of dilutive common stock excluded in the diluted earnings per share calculations due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 670,997 and 608,944 of stock-based awards during the three months ended March 31, 2020 and 2019, respectively, and 174,698 and 542,329 of stock-based awards during the nine months ended March 31, 2020 and 2019, respectively, as they were not dilutive under the treasury stock method.

5. SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:

During the three and nine months ended March 31, 2020, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).

A summary of equity awards granted is as follows:

	For the Three Months Ended March 31, 2020	For the Nine Months Ended March 31, 2020
Restricted stock units	7,451	201,091
Performance-based restricted stock units	—	73,712

The RSUs granted to employees during the three and nine months ended March 31, 2020 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.

The PSUs granted to employees have a three-year performance period ending June 30, 2022 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50 day period that ends on June 30, 2022. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.

Total compensation cost for stock-based payment arrangements totaling $0.0 and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, and $2.1 and $7.1 million for the nine months ended March 31, 2020 and 2019, respectively, was recorded within general and administrative expense on the Condensed Consolidated Statement of Operations. The expense recorded in the three months ended March 31, 2020 was offset by the reversal of expense related to the downward adjustment of a PSU factor.

Share Repurchases:

During the nine months ended March 31, 2020, the Company repurchased 1.5 million shares for $26.4 million under a previously approved stock repurchase program. At March 31, 2020, $54.6 million remains outstanding under the approved stock repurchase program.

6.  INCOME TAXES:

A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax benefit (expense)	$2,253	$(3,248)	$5,904	$(2,988)
Effective tax rate	2.9%	(28.1%)	5.6%	(25.2)%

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2020 were different than normally expected primarily due to the impact of the deferred tax valuation allowance. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act included several significant business tax provisions that, among other items, eliminated the taxable income limit and granted businesses a five-year carryback for certain net operating losses ("NOLs"), accelerated refunds of previously generated corporate alternative minimum tax ("AMT") credits, temporarily loosened the business interest limitation under section 163(j) and corrected certain provisions in the Tax Cuts and Jobs Acts ("TCJA").

One of the technical corrections made to the TCJA through the CARES Act provisions modified NOLs resulting from accounting periods which straddled December 31, 2017. Such NOLs were originally deemed to have no carryback but an indefinite carryforward. As a result of the correction, the NOLs currently have a 2-year carryback and a 20-year carryforward and are considered definite-lived NOLs. This technical correction modified the Company's NOLs generated during its fiscal year end 2018 from indefinite-lived to definite-lived. As the Company has continued to maintain a valuation allowance against its definite-lived NOLs, the Company established a valuation allowance against the NOLs generated during its fiscal year 2018 and recorded a net tax expense of $14.7 million in continuing operations during the period ended March 31, 2020.

Due to recent negative financial performance and cumulative losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not that certain Canadian deferred tax assets would be fully realized, and therefore established a $0.4 million valuation allowance on the deferred tax assets during the period ended March 31, 2020.

The Company is no longer subject to IRS examinations for years before 2013. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

7.  COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. Regis is a defendant in two wage and hour lawsuits in California. The first, a class action in US District Court, alleges various violations of the California Labor Code, including but not limited to failure to pay wages, failure to permit rest breaks, failure to pay all wages due on termination of employment, waiting time penalties, failure to provide accurate wage statements and violation of the business and professions code. This case has preliminarily settled, pending approval of the court and class, for $2.1 million. The second, a class action filed in California Superior Court, alleges various violations of the California Labor Code as well as PAGA penalties. Barring successful objection from plaintiffs’ attorneys to the first class action, the second case will be subsumed into the first case’s settlement. As of June 30, 2019 and March 31, 2020, $1.5 and $2.1 million, respectively, was included within accrued expenses on the Condensed Consolidated Balance Sheet related to these class action lawsuits.

8. CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	March 31, 2020	June 30, 2019
	(Dollars in thousands)
Cash and cash equivalents	$241,037	$70,141
Restricted cash, included in Other current assets (1)	14,745	22,238
Total cash, cash equivalents and restricted cash	$255,782	$92,379
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9. GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company's goodwill:

	Franchise	Company-owned	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2019	$227,928	$117,790	$345,718
Translation rate adjustments	(1,262)	(660)	(1,922)
Derecognition related to sale of salon assets to franchisees (1)	—	(72,601)	(72,601)
Goodwill impairment	—	(44,529)	(44,529)
Goodwill, net at March 31, 2020	$226,666	$—	$226,666
_______________________________________________________________________________
(1)Prior to the impairment charge, goodwill was derecognized for salons sold to franchisees with positive cash flows. The amount of goodwill derecognized was determined by a fraction (the numerator of which is the trailing-twelve months EBITDA of the salon being sold and the denominator of which is the estimated annualized EBITDA of the Company-owned reporting unit) that is applied to the goodwill balance of the Company-owned reporting unit at the time of the sale.

The table below presents other intangible assets:

	March 31, 2020			June 30, 2019
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$6,541	$(3,632)	$2,909	$6,909	$(3,659)	$3,250
Franchise agreements	9,356	(7,944)	1,412	9,783	(8,057)	1,726
Lease intangibles	13,426	(10,516)	2,910	13,490	(10,065)	3,425
Other	865	(528)	337	883	(523)	360
Total	$30,188	$(22,620)	$7,568	$31,065	$(22,304)	$8,761
_______________________________________________________________________________
(1)The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Minimum rent	$14,970	$26,325	$51,468	85,099
Percentage rent based on sales	298	1,373	2,145	3,476
Real estate taxes and other expenses	3,975	4,634	10,389	14,377
Total	$19,243	$32,332	$64,002	$102,952

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees. Upon adopting Topic 842, the Company now records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statement of Operations. For the three and nine months ended March 31, 2020, franchise rental income and franchise rent expense were $31.8 and $96.9 million, respectively.

For franchise and company-owned salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The Right of Use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Generally, the non-lease components such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and are not allocated to the lease liability. Due to the COVID-19 triggering event, the Company assessed its ROU assets for impairment and determined that as of March 31, 2020, the ROU assets were not impaired. As the COVID-19 pandemic continues, the Company will continue to assess its ROU assets for impairment, which could have a material impact on the Company's results of operations.

The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on original lease term. The weighted average remaining lease term was 6.86 years and the weighted-average discount rate was 3.95 percent for all salon operating leases as of March 31, 2020.
As of March 31, 2020, future operating lease commitments to be paid and received by the Company were as follows:

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments
Remainder of 2020	$31,959	$14,484	$150	$46,593	$(31,959)	$14,634
2021	121,831	51,700	1,781	175,312	(121,831)	53,481
2022	111,239	42,916	1,410	155,565	(111,239)	44,326
2023	100,687	37,374	1,447	139,508	(100,687)	38,821
2024	90,582	33,096	1,484	125,162	(90,582)	34,580
Thereafter	257,841	92,091	9,339	359,271	(257,841)	101,430
Total future obligations	$714,139	$271,661	$15,611	$1,001,411	$(714,139)	$287,272
Less amounts representing interest	89,274	32,514	2,896	124,684
Present value of lease liabilities	$624,865	$239,147	$12,715	$876,727
Less current lease liabilities	102,310	46,171	1,001	149,482
Long-term lease liabilities	$522,555	$192,976	$11,714	$727,245

11. FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

Revolving Credit Facility

	Maturity Date	Interest Rate	March 31, 2020	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Revolving credit facility	2023	3.90%	$273,000	$90,000

At March 31, 2020, cash, cash equivalents and marketable securities totaled $241.0 million. As of March 31, 2020, the Company has $273.0 million of outstanding borrowings under a $295.0 million revolving credit facility. At March 31, 2020, the Company has outstanding standby letters of credit under the revolving credit facility of $21.5 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $0.5 million as of March 31, 2020. The Company increased its outstanding borrowings from December 31, 2019 to March 31, 2020 by making a draw on the credit facility of $183.0 million in March of 2020. The $183.0 million draw was done to increase the Company's cash position and preserve financial flexibility as the Company experienced significant business interruption due to the COVID-19 pandemic. As of March 31, 2020, the Company had cash, cash equivalents and restricted cash of $255.8 million and current liabilities of $232.1 million.

In May of 2020, the Company amended its $295.0 million revolving credit facility that expires in March 2023. The amendment to the revolving credit facility provides relief for the maximum consolidated net leverage ratio covenant and the minimum fixed charge coverage ratio covenant. Without such amendment, the Company would have been in violation of the covenants as of March 31, 2020 which could have resulted in default. Under the new terms of the amendment, the Company is required to maintain a minimum liquidity of not less than $75.0 million, and provides the Company's lenders security in the Company's assets, adds additional guarantors and grants a first priority lien and security interest to the lenders in substantially all of the Company’s and the guarantors’ existing and future property. The amendment also increases the applicable interest rate margins and facility fees applicable to the loans and inserts a 1.25% LIBOR floor. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit. This amendment gives the Company flexibility throughout the uncertainty generated by the business disruption caused by the COVID-19 pandemic, as well as the Company's navigation through its strategic transformation. As of the filing date, the Company is in compliance with its amended debt covenants.

The Company was not in compliance with its previous debt covenants as of March 31, 2020, which could have resulted in a default. This coupled with the closure of most of our salons for a period of time are conditions and events that could have created substantial doubt about our ability to continue as a going concern. We amended our debt agreement, which removed and amended certain covenants and requirements and also remedied the non-compliance item, in addition to taking other actions that have alleviated the substantial doubt about our ability to continue as a going concern.

Sale and Leaseback Transaction

The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	March 31, 2020	June 30, 2019
	(Fiscal Year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	3.30%	$16,914	$17,354
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,319	11,556
Long- term financing liability			$28,233	$28,910

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of March 31, 2020, the current portion of the Company’s lease liability was $0.9 million which was recorded in accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term was 13.9 years and the weighted-average discount rate was 3.46% for financing leases as of March 31, 2020.

As of March 31, 2020, future lease payments due are as follows:

Fiscal year	Salt Lake City Distribution Center	Chattanooga Distribution Center
	(Dollars in thousands)
Remainder of 2020	$287	$201
2021	1,157	817
2022	1,171	829
2023	1,186	842
2024	1,200	854
Thereafter	11,899	9,282
Total	$16,900	$12,825

The financing liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the financing liability. Total interest expense for the financing lease was $0.3 and $0.8 million for the three and nine months ended March 31, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2020 and June 30, 2019, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.

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

The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Goodwill	$44,529	$—	$44,529	$—
Long-lived salon assets	1,208	702	3,851	3,005

13. SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.

The Company’s reportable operating segments consisted of the following salons:

	March 31, 2020	June 30, 2019
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,219	615
Supercuts	2,522	2,340
Signature Style	1,215	766
Total North American salons	4,956	3,721
Total International salons (1)	170	230
Total Franchise salons	5,126	3,951
as a percent of total Franchise and Company-owned salons	73.9%	56.0%
Total Franchisees	955	907

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	873	1,550
Supercuts	217	403
Signature Style	535	1,155
Mall-based (2)	190	—
Total Company-owned salons	1,815	3,108
as a percent of total Franchise and Company-owned salons	26.1%	44.0%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	85	86

Grand Total, System-wide	7,026	7,145
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)The mall-based salons were acquired from TBG on December 31, 2019. They are included in continuing operations under the Company-owned operating segment from January 1, 2020.

As of March 31, 2020, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Roosters® and Magicuts® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	For the Three Months Ended March 31, 2020
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$78,387	$—	$78,387
Product	15,318	19,559	—	34,877
Royalties and fees (1)	8,698	—	—	8,698
Franchise rental income	31,821	—	—	31,821
Total revenue	55,837	97,946	—	153,783

Operating expenses:
Cost of service	—	54,824	—	54,824
Cost of product	11,452	10,220	—	21,672
Site operating expenses (1)	(7,789)	11,449	—	3,660
General and administrative	8,657	4,566	18,648	31,871
Rent	176	18,163	904	19,243
Franchise rent expense	31,821	—	—	31,821
Depreciation and amortization	292	9,799	268	10,359
TBG restructuring	146	—	—	146
Goodwill impairment	—	44,529	—	44,529
Total operating expenses	44,755	153,550	19,820	218,125
Operating income (loss)	11,082	(55,604)	(19,820)	(64,342)
Other (expense) income:
Interest expense	—	—	(1,712)	(1,712)
Loss from sale of salon assets to franchisees, net	—	—	(10,208)	(10,208)
Interest income and other, net	—	—	(1,329)	(1,329)
Income (loss) from continuing operations before income taxes	$11,082	$(55,604)	$(33,069)	$(77,591)
(1) Includes the refund of $14.9 million of previously collected cooperative adverting fees, which reduced franchise royalties and fees and site operating expense and had no net impact on the operating loss.

	For the Three Months Ended March 31, 2019
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$181,809	$—	$181,809
Product	14,339	39,427	—	53,766
Royalties and fees	22,768	—	—	22,768
Total revenue	37,107	221,236	—	258,343

Operating expenses:
Cost of service	—	111,632	—	111,632
Cost of product	11,175	19,992	—	31,167
Site operating expenses	8,445	25,894	—	34,339
General and administrative	7,526	14,505	19,663	41,694
Rent	190	31,964	178	32,332
Depreciation and amortization	240	6,519	1,871	8,630
TBG mall location restructuring	20,711	—	—	20,711
Total operating expenses	48,287	210,506	21,712	280,505
Operating (loss) income	(11,180)	10,730	(21,712)	(22,162)
Other (expense) income:
Interest expense	—	—	(1,354)	(1,354)
Gain from sale of salon assets to franchisees, net	—	—	11,489	11,489
Interest income and other, net	—	—	464	464
(Loss) income from continuing operations before income taxes	$(11,180)	$10,730	$(11,113)	$(11,563)

	For the Nine Months Ended March 31, 2020
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$322,133	$—	$322,133
Product	45,287	79,229	—	124,516
Royalties and fees (1)	66,062	—	—	66,062
Franchise rental income	96,875	—	—	96,875
Total revenue	208,224	401,362	—	609,586

Operating expenses:
Cost of service	—	212,664	—	212,664
Cost of product	34,804	40,453	—	75,257
Site operating expenses (1)	13,341	49,591	—	62,932
General and administrative	25,990	22,263	56,934	105,187
Rent	767	61,326	1,909	64,002
Franchise rent expense	96,875	—	—	96,875
Depreciation and amortization	662	21,844	4,980	27,486
TBG restructuring	2,368	—	—	2,368
Goodwill impairment	—	44,529	—	44,529
Total operating expenses	174,807	452,670	63,823	691,300
Operating income (loss)	33,417	(51,308)	(63,823)	(81,714)
Other (expense) income:
Interest expense	—	—	(4,615)	(4,615)
Loss from sale of salon assets to franchisees, net	—	—	(21,760)	(21,760)
Interest income and other, net	—	—	3,188	3,188
Income (loss) from continuing operations before income taxes	$33,417	$(51,308)	$(87,010)	$(104,901)
(1) Includes the refund of $14.9 million of previously collected cooperative adverting costs, which reduced franchise royalties and fees and site operating expense and had no net impact on the operating loss.

	For the Nine Months Ended March 31, 2019
	Franchise	Company-owned	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$—	$580,076	$—	$580,076
Product	47,786	125,220	—	173,006
Royalties and fees	67,767	—	—	67,767
Total revenue	115,553	705,296	—	820,849

Operating expenses:
Cost of service	—	348,060	—	348,060
Cost of product	38,037	61,661	—	99,698
Site operating expenses	24,288	82,435	—	106,723
General and administrative	24,656	45,084	65,517	135,257
Rent	468	101,908	576	102,952
Depreciation and amortization	613	21,304	5,815	27,732
TBG mall location restructuring	20,711	—	—	20,711
Total operating expenses	108,773	660,452	71,908	841,133
Operating income (loss)	6,780	44,844	(71,908)	(20,284)
Other (expense) income:
Interest expense	—	—	(3,432)	(3,432)
Loss from sale of salon assets to franchisees, net	—	—	10,394	10,394
Interest income and other, net	—	—	1,453	1,453
Income (loss) from continuing operations before income taxes	$6,780	44,844	$(63,493)	$(11,869)

14. SUBSEQUENT EVENT:

In May of 2020, the Company amended its $295.0 million revolving credit facility that expires in March 2023 (See Note 11).

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

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) franchises, owns, and operates beauty salons. As of March 31, 2020, the Company franchised, owned or held ownership interests in 7,026 worldwide locations. Our locations consisted of 6,941 system-wide North American and International salons, and in 85 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2020, we had approximately 11,000 corporate employees worldwide.

Impact of COVID-19 on Business Operations

During the period ended March 31, 2020, COVID-19 had an adverse impact on operations, including the closure of all company-owned salons and almost all franchise locations in March 2020 due to government mandates. Salons continued to be closed until April 23, 2020 when franchise salons began re-opening slowly, as government, state and local restrictions eased. As of June 15, 2020 approximately 76% of Franchise salons were open. Company-owned salons were closed through May 21, 2020 and are gradually re-opening. As of June 15, 2020, approximately 45% of company-owned salons were open. As salons re-open, the Company is taking additional measures across its portfolio of franchise and company-owned salons to facilitate customer and employee safety. As a result, COVID-19 has and will continue to negatively affect revenue and profitability. To offset the loss of revenue, in April 2020, the Company implemented a furlough program for a substantial majority of the workforce across the corporate office, field support, and distribution centers; and reductions in the pay for executives and other working employees. Despite actions taken to resume business operations, COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could potentially prolong and intensify the impact of the global crisis on our business.

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

The Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)" for the interim impairment test performed as of March 31, 2020. Under this accounting standard, the Company performed its interim impairment test and will perform its annual impairment test by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. This eliminates Step 2 from the goodwill impairment test to simplify the subsequent measure of goodwill.

RESULTS OF OPERATIONS

Impact of salons sold to franchisees on operations.

In the three and nine months ended March 31, 2020, the Company sold 375 and 1,363, respectively, company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended March 31,		Increase (Decrease)	Nine Months Ended March 31,		Increase (Decrease)
	2020	2019		2020	2019
	(Dollars in thousands)
Salons sold to franchisees	375	245	130	1,363	502	861
Cash proceeds received	$18,502	$30,569	$(12,067)	$87,916	$54,619	$33,297

Gain on sale of venditions, excluding goodwill derecognition	$9,628	$27,421	$(17,793)	$50,841	$43,922	$6,919
Non-cash goodwill derecognition	(19,836)	(15,932)	3,904	(72,601)	(33,528)	39,073
(Loss) gain from sale of salon assets to franchisees, net	$(10,208)	$11,489	$(21,697)	$(21,760)	$10,394	$(32,154)

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

System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
SmartStyle	(9.5)%	0.6%	(4.8)%	1.2%
Supercuts	(3.7)	(2.2)	(1.4)	(0.2)
Signature Style	(4.8)	(3.9)	(2.7)	(1.0)
Consolidated system-wide same store sales	(5.4)%	(2.0)%	(2.7)%	(0.1)%
_______________________________________________________________________________
(1)System-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in system-wide same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended March 31,					For the Nine Months Ended March 31,
	2020	2019	2020	2019	2020	2020	2019	2020	2019	2020
	($ in millions)		% of Total Revenues (1)		(Decrease) Increase	($ in millions)		% of Total Revenues (1)		(Decrease) Increase
Service revenues	$78.4	$181.8	51.0%	70.4%	(1,940)	$322.1	$580.1	52.8%	70.6%	(1,780)
Product revenues	34.9	53.8	22.7	20.8	190	124.5	173.0	20.4	21.1	(70)
Royalties and fees	8.7	22.8	5.7	8.8	(310)	66.1	67.8	10.8	8.3	250
Franchise rental income	31.8	—	20.7	—	N/A	96.9	—	15.9	—	N/A

Cost of service (2)	54.8	111.6	69.9	61.4	850	212.7	348.1	66.0	60.0	600
Cost of product (2)	21.7	31.2	62.2	58.0	420	75.3	99.7	60.5	57.6	290
Site operating expenses	3.7	34.3	2.4	13.3	(1,090)	62.9	106.7	10.3	13.0	(270)
General and administrative	31.9	41.7	20.7	16.1	460	105.2	135.3	17.3	16.5	80
Rent	19.2	32.3	12.5	12.5	—	64.0	103.0	10.5	12.5	(200)
Franchise rent expense	31.8	—	20.7	—	N/A	96.9	—	15.9	—	N/A
Depreciation and amortization	10.4	8.6	6.8	3.3	350	27.5	27.7	4.5	3.4	110
TBG restructuring	0.1	20.7	0.1	8.0	(790)	2.4	20.7	0.4	2.5	(210)
Goodwill impairment	44.5	—	28.9	—	N/A	44.5	—	7.3	—	N/A

Operating loss	(64.3)	(22.2)	(41.8)	(8.6)	(3,320)	(81.7)	(20.3)	(13.4)	(2.5)	(1,090)

Interest expense	(1.7)	(1.4)	(1.1)	(0.5)	(60)	(4.6)	(3.4)	(0.8)	(0.4)	(40)
(Loss) gain from sale of salon assets to franchisees, net	(10.2)	11.5	(6.6)	4.4	(1,100)	(21.8)	10.4	(3.6)	1.3	(490)
Interest income and other, net	(1.3)	0.5	(0.8)	0.2	(100)	3.2	1.5	0.5	0.2	30

Income tax benefit (expense) (3)	2.3	(3.2)	3.0	28.1	N/A	5.9	(3.0)	5.6	25.2	N/A

Income from discontinued operations, net of income taxes	0.3	0.2	0.2	0.1	10	0.8	6.0	0.1	0.7	(60)
_______________________________________________________________________________
(1)Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.
(2)Excludes depreciation and amortization expense.
(3)Computed as a percent of loss from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Franchise salons:
Product	$15,318	$14,339	$45,287	$47,786
Royalties and fees	8,698	22,768	66,062	67,767
Franchise rental income	31,821	—	96,875	—
Total, Franchise salons	$55,837	$37,107	$208,224	$115,553
Franchise salon same-store sales (decrease) increase (1)	(4.1)%	(1.3)%	(1.8)%	0.4%

Company-owned salons:
SmartStyle	$46,277	$96,139	$197,912	$286,465
Supercuts	11,743	48,552	53,063	174,687
Signature Style	39,926	76,545	150,387	244,144
Total, Company-owned salons	$97,946	$221,236	$401,362	$705,296
Company-owned salon same-store sales (decrease) increase (2)	(7.9)%	(2.5)%	(3.9)%	(0.4)%

Consolidated revenues	$153,783	$258,343	$609,586	$820,849
Percent change from prior year	(40.5)%	(15.5)%	(25.7)%	(12.2)%
_______________________________________________________________________________
(1)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in franchise same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.
(2)Company-owned same-store sales are calculated as the total change in sales for company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date company-owned same-store sales are the sum of the company-owned same-store sales computed on a daily basis. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Company-owned same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Three and Nine Months Ended March 31, 2020 Compared with Three and Nine Months Ended March 31, 2019

Consolidated Revenues

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.

Consolidated revenue decreased $104.6 and $211.3 million for the three and nine months ended March 31, 2020, respectively. Service revenue and product revenue decreased $103.4 and $18.9 million, respectively, in the three months ended March 31, 2020 and decreased $258.0 million and $48.5 million, respectively, in the nine months ended March 31, 2020. The decline in service and product revenue is primarily the due to the Company's sale of salons to franchisees. During the twelve months ended March 31, 2020, 1,581 salons were sold to franchisees, net of buy backs and 524 and 76 system-wide salons were closed and constructed, respectively (2020 Net Salon Count Changes). For the three and nine months ended March 31, 2020, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $119.1 and $294.1 million, respectively. Additionally, the decline in revenue was a result of the temporary closure of all company-owned salons and all but an insignificant number of franchise salons in March due to the COVID-19 pandemic. In the three and nine months ended March 31, 2020, royalties and fees decreased $14.1 and $1.7 million due to the refunding of $14.9 million of previously collected contributions to the cooperative advertising funds. Additionally, as a result of the Company's adoption of Topic 842, the Company now records revenue related to franchise leases and this adoption resulted in a $31.8 and $96.9 million increase in franchise rental income for the three and nine months ended March 31, 2020.

Service Revenues

The decreases of $103.4 and $258.0 million in service revenues during the three and nine months ended March 31, 2020, respectively, were primarily due to the 2020 Net Salon Count Changes. For the three and nine months ended March 31, 2020, the impact to service revenue due to the sale of salons to franchisees and closure of salons was $101.3 and $252.9 million, respectively. Additionally, the temporary closure of salons in March 2020 and company-owned same-store service sales decreases also contributed to the decrease in service revenue. Company-owned same-store service sales decreases of 6.9% and 2.8% during the three and nine months ended March 31, 2020, respectively, were primarily due to a decrease of 10.3% and 6.3% in same-store guest transactions, partially offset by increases of 3.4% and 3.5% in average ticket price, respectively.

Product Revenues

The decreases of $18.9 and $48.5 million in product revenues during the three and nine months ended March 31, 2020 were primarily due to 2020 Net Salon Count Changes. For the three and nine months ended March 31, 2020, the impact to product revenue due to the sale of salons to franchisees and closure of salons was $17.8 and $41.1 million, respectively. Company-owned same-store product sales decreases of 11.9% and 8.3%, respectively and the temporary closure of salons in March 2020 also contributed to the decrease in product sales. For the three and nine months ended March 31, 2020, the decreases in company-owned same-store product sales were primarily the result of decreases in company-owned same-store transactions of 16.4% and 12.2%, respectively, partially offset by increases in average ticket price of 4.5% and 3.9%, respectively.

Royalties and Fees

The decreases of $14.1 and $1.7 million in royalties and fees for the three and nine months ended March 31, 2020, respectively, were primarily due to the refunding of $14.9 million of previously collected contributions to the cooperative advertising funds to provide temporary relief to our franchisees. The decrease in advertising fund revenue was partially offset by an increase in royalties due to an increase in franchise locations. Total franchised locations open at March 31, 2020 were 5,126 as compared to 4,375 at March 31, 2019.

Franchise Rental Income

The increases of $31.8 million and $96.9 million in franchise rental income for the three and nine months ended March 31, 2020, respectively, is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Cost of Service

The 850 and 600 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2020, respectively, were primarily due to higher minimum wages and commissions and inefficient stylist hours in the lead up to salon closures due to COVID-19.

Cost of Product

The 420 and 290 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2020, respectively, were primarily due to the shift into lower margin wholesale product sales. Margins on retail product sales were 47.7% and 49.3% in the three months ended March 31, 2020 and 2019, respectively. Margins on wholesale product sales were 25.2% and 22.1% in the three months ended March 31, 2020 and 2019, respectively. Margins on retail product sales were 48.9% and 50.8% in the nine months ended March 31, 2020 and 2019, respectively. Margins on wholesale product sales were 23.1% and 20.4% in the nine months ended March 31, 2020 and 2019, respectively. Increases in wholesale product margins were primarily driven by lower sales to TBG in the current year.

Site Operating Expenses

The decreases of $30.6 and $43.8 million in site operating expenses during the three and nine months ended March 31, 2020, respectively, were due to a net reduction in salon counts and a decrease in cooperative advertising expense due to the refunding of $14.9 million in advertising fees. The Company records advertising expense as the contributions are received as it has an obligation to spend the funds to support the brands. Additionally, the decrease was due to the net reduction in company-owned salon counts associated with the Company's franchise strategy

General and Administrative

The decreases of $9.8 and $30.1 million in general and administrative (G&A) during the three and nine months ended March 31, 2020 were primarily due to lower administrative and field management salaries and bonuses and lower stock compensation expense associated with a change in performance awards assumptions.

Rent

The decreases of $13.1 and $39.0 million in rent expense during the three and nine months ended March 31, 2020, respectively, were primarily due to the net reduction in salon counts associated with the Company's franchise strategy, partially offset by rent inflation.

Franchise Rent Expense

The increase in franchise rent expense is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.

Depreciation and Amortization

The increase of $1.8 million in depreciation and amortization during the three months ended March 31, 2020 was primarily due to accelerated depreciation related to the moving of the Company's headquarters and certain salon assets. The decrease of $0.2 million in depreciation and amortization during the nine months ended March 31, 2020 was primarily due to the reduced salon base, partially offset by the accelerated depreciation related to the moving of the Company's headquarters and certain salon assets.

TBG Restructuring

In the three and nine months ended March 31, 2020, the Company incurred professional fees associated with acquiring salons from TBG. In the three and nine months ended March 31, 2019, the Company recorded a reserve against a note receivable of $8.0 million and accounts receivables of $12.7 million due from TBG due primarily for inventory shipments.

Goodwill Impairment

The Company recorded $44.5 million of goodwill impairment for the three and nine months ended March 31, 2020. Management concluded that the COVID-19 pandemic in March 2020 was a triggering event requiring an assessment of the Company’s goodwill. The Company concluded the carrying value of the Company-owned reporting unit exceeded its fair value resulting in a full impairment.

Interest Expense

The increases of $0.3 and $1.2 million in interest expense for the three and nine months ended March 31, 2020, respectively, were primarily due to interest charges associated with the long-term financing liabilities.

(Loss)/Gain from sale of salon assets to franchisees, net

In the three months ended March 31, 2020, the loss from sale of salon assets to franchisees was $10.2 million, including non-cash goodwill derecognition of $19.8 million. In the three months ended March 31, 2019, the gain from the sale of salon assets to franchisees was $11.5 million, including non-cash goodwill derecognition of $15.9 million. In the nine months ended March 31, 2020, the loss from the sale of salons assets to franchisees was $21.8 million, including $72.6 million of non-cash goodwill derecognition. In the nine months ended March 31, 2019, the gain from sale of salon assets to franchisees was $10.4 million, including non-cash goodwill derecognition of $33.5 million. The decrease year over year is due to lower proceeds per salon sold in fiscal year 2020 compared to fiscal year 2019 as the Company sold more Supercuts salons in fiscal year 2019, which typically vendition for greater proceeds than other concepts.

Interest Income and Other, net

The decrease of $1.8 million in interest income and other, net during the three months ended March 31, 2020 was primarily due to an adjustment to the accounting for the sale of the Company's headquarters. In the three month period ended March 31, 2020, the Company recognized $1.5 million of incremental charges to correct the gain on sale of the Company's former headquarters recorded in the second quarter of fiscal year 2020. Management evaluated the effect of this out-of-period adjustment on the three and nine months periods ended March 31, 2020, as well as on the previous interim period in which it should have been recognized, and concluded for both quantitative and qualitative reasons that the adjustment is not material to any of the period affected. The increase of $1.7 million in interest income and other, net during the nine months ended March 31, 2020 was primarily due to the gain on the sale of the Company's headquarters of $2.5 million, partially offset by a decline in interest income.

Income Taxes

During the three and nine months ended March 31, 2020, the Company recognized tax benefits of $2.3 and $5.9 million, respectively, with corresponding effective tax rates of 2.9% and 5.6% as compared to recognizing tax expenses of $3.2 and $3.0 million, with corresponding effective tax rates of (28.1%) and (25.2)% during the three and nine months ended March 31, 2019.

See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations

Income from discontinued operations increased $0.1 million during the three months ended March 31, 2020 due to beneficial actuarial adjustments recognized in fiscal year 2020. For the nine months ended March 31, 2020, income from discontinued operations decreased $5.3 million due to lapping income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations recognized in the second quarter of fiscal year 2019.

Results of Operations by Segment

Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.

Franchise Salons

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in millions)			(Dollars in millions)
Revenue
Product	$15.3	$10.6	$4.7	$43.3	$31.3	$12.0
Product sold to TBG	—	3.7	(3.7)	2.0	16.5	(14.5)
Total product	15.3	14.3	1.0	45.3	47.8	(2.5)
Royalties and fees (1)	8.7	22.8	(14.1)	66.1	67.8	(1.7)
Franchise rental income	31.8	—	31.8	96.9	—	96.9
Total franchise salons revenue (2)	$55.8	$37.1	$18.7	$208.2	$115.6	$92.6

Franchise same-store sales (3)	(4.1)%	(1.3)%		(1.8)%	0.4%

Operating income	$11.2	$9.7	$1.5	$35.8	$26.0	$9.8
Operating loss from TBG restructuring	(0.1)	(20.9)	20.8	(2.4)	(19.2)	16.8
Total operating income (loss) (2)	$11.1	$(11.2)	$22.3	$33.4	$6.8	$26.6

_______________________________________________________________________________
(1)Fiscal year 2020 includes the refund of $14.9 million of previously collected cooperative adverting fees, which reduced franchise royalties and fees and site operating expense and had no net impact on the operating loss. The nine months ended March 31, 2019 includes $1.7 million of royalties related to TBG. No TBG royalties were recorded in the three months ended March 2019.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2020 so by definition they are not included in franchise same-store sales. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal year 2020.

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
SmartStyle	(10.9)%	(5.2)%	(8.6)%	(4.7)%
Supercuts	(3.3)	(0.6)	(0.9)	0.8
Signature Style	(3.5)	(2.2)	(1.7)	0.1
Total	(4.1)%	(1.3)%	(1.8)%	0.4%

Franchise Salon Revenues
Franchise salon revenues increased $18.7 and $92.6 million during the three and nine months ended March 31, 2020. Excluding franchise rental income recorded in fiscal year 2020 as a result of the adoption of Topic 842, franchise salon revenues decreased $13.1 and $4.2 million during the three and nine months ended March 31, 2020, respectively. The decreases were due to the refund of previously collected contributions to the cooperative advertising funds as well as decreases in franchise product sales to TBG, partially offset by the increases in royalties and fees due to higher franchise salon counts. During the twelve months ended March 31, 2020, franchisees constructed (net of relocations) and closed 55 and 316 Franchise-owned salons, respectively, and purchased (net of Company buybacks) 1,581 salons from the Company during the same period.
Franchise Salon Operating Income
During the three months ended March 31, 2020, Franchise salon operations generated operating income of $11.1 million, an increase of $22.3 million compared to the prior comparable period. The increase during the three months ended March 31, 2020 was primarily due to higher royalties, fees and product sales associated with the increase in salon count and a decline in costs associated with TBG. These increases were partially offset by decreased sales in the three months ended March 31, 2020 due to the closure of a majority of franchise salons in March 2020 due to the COVID-19 pandemic. During the nine months ended March 31, 2020, Franchise salon operations generated operating income of $33.4 million, an increase of $26.6 million compared to the prior comparable period. The increase during the nine months ended March 31, 2020 was primarily due to higher royalties, fees and product sales associated with the increase in salon count and a decline in costs associated with TBG. Franchise salon operating income for the nine months ended March 31, 2020 was also impacted by the closure of a majority of franchise salons in March 2020 due to the COVID-19 pandemic.

Company-owned Salons

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in millions)			(Dollars in millions)
Total revenue	$97.9	$221.2	$(123.3)	$401.4	$705.3	$(303.9)
Company-owned same-store sales	(7.9)%	(2.5)%		(3.9)%	(0.4)%

Operating (loss) income	$(55.6)	$10.7	$(66.3)	$(51.3)	$44.8	$(96.2)

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
SmartStyle	(9.0)%	1.1%	(3.8)%	1.6%
Supercuts	(6.7)	(5.6)	(4.9)	(2.1)
Signature Style	(6.5)	(4.7)	(3.5)	(1.5)
Total	(7.9)%	(2.5)%	(3.9)%	(0.4)%

Company-owned Salon Revenues

Company-owned salon revenues decreased $123.3 and $303.9 million during the three and nine months ended March 31, 2020, respectively, primarily due to the closure of a net 187 salons and the sale of 1,581 company-owned salons (net of buybacks) to franchisees during the twelve months ended March 31, 2020. The decreases were also due to company-owned same-store sale decreases of 7.9% and 3.9% during the three and nine months ended March 31, 2020, respectively. The company-owned same-store sales decreases were due to decreases of 10.5% and 6.7% in same-store guest transactions, which were negatively impacted by the COVID-19 pandemic. These decreases were partially offset by increases of 2.6% and 2.8% in average ticket prices during the three and nine months ended March 31, 2020, respectively.

Company-owned Salon Operating (Loss) Income
During the three and nine months ended March 31, 2020, company-owned salon operations operating income decreased $66.3 and $96.2 million, respectively, compared to the prior comparable period. The decreases during the three and nine months ended March 31, 2020 were primarily due to the recording of a $44.5 million goodwill impairment charge due to the economic disruption of COVID-19, the net reduction in company-owned salons, the closure of company-owned salons due to the COVID-19 pandemic towards the end of March 2020, and same-store sales decline. These declines were partially offset by a $1.5 million benefit to marketing expense due to the refunding of the some of the company-owned salons' contributions to the cooperative advertising funds as well as an overall decline in general and administrative expense and marketing spend.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $1.9 million during the three months ended March 31, 2020 primarily driven by lower stock compensation benefits associated with a change in performance awards assumptions during the quarter. Corporate operating loss decreased $8.1 million during the nine months ended March 31, 2020 primarily driven by lower general and administrative salaries and stock compensation benefits associated with a change in performance awards assumptions during the quarter, partially offset by the prior year's franchise convention cost, which was recorded as Corporate expenses in fiscal year 2020 compared to Franchise expense in fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.

As of March 31, 2020, cash and cash equivalents were $241.0 million, with $237.7 and $3.3 million within the United States and Canada, respectively.

The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $0.5 million was available as of March 31, 2020. See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Uses of Cash

The Company closely manages its liquidity and capital resources. In March 2020, the Company drew $183 million from its line of credit in order to increase its cash position and preserve financial flexibility in light of the uncertainty in the global economy due to the COVID-19 pandemic. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's response to the COVID-19 pandemic as well as its multi-year strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2020, cash used in operating activities was $51.0 million, an increase of $30.7 million compared to the prior comparable period. Cash from operations declined due to lower revenues and margins and the refunding of the cooperative advertising funds to Franchisees as a direct result of the COVID-19 pandemic as well as lower same-store sales, partially offset by the elimination of certain general and administrative costs.

Cash Flows from Investing Activities

During the nine months ended March 31, 2020, cash provided by investing activities of $62.7 million, an increase of $6.6 million compared to the prior comparable period, was primarily from proceeds from the sale of salon assets of $87.9 million and the sale of the company's headquarters of $9.0 million, partially offset by capital expenditures of $32.3 million.

Cash Flows from Financing Activities

During the nine months ended March 31, 2020, cash provided by financing activities was $152.1 million compared cash used in financing activities of $89.7 million in the prior comparable period. The Company drew $183 million from its line of credit in the nine months ended March 31, 2020 and used $28.2 million to purchase common stock.

Financing Arrangements

See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)
March 31, 2020	60.4%	3,360
June 30, 2019	26.8%	1,120
_______________________________________________________________________________

(1)Debt includes long-term debt and financing liabilities. It excludes long-term lease liability as that liability is offset by the right of use asset and does not impact the Company's debt covenants.
(2)Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2019 and
        June 30, 2018, respectively).

The 3,360 basis point increase in the debt to capitalization ratio as of March 31, 2020 as compared to June 30, 2019, was primarily due to the drawing of $183 million from the line of credit in March 2020 in response to the COVID-19 pandemic, partially offset by decreases in shareholders' equity resulting from the repurchase of 1.5 million of the Company's shares for $26.4 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended March 31, 2020, the Company did not repurchase any shares. During the nine months ended March 31, 2020, the Company repurchased 1.5 million shares for $26.4 million. As of March 31, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include a potential material reduction in revenue from our company-owned and franchised salons as a result of the uncertain duration and severity of the COVID-19 pandemic, as well as the health of our stylists, customers and employees; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; our franchisee's ability to attract, train and retain talented stylists; financial performance of our franchisees; acceleration of sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; changes in tax exposure; changes in healthcare; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants and access to existing revolving credit facility; changes in economic conditions; changes in consumer tastes and fashion trends; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2019 Annual Report on Form 10-K.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

During the nine months ended March 31, 2020, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except the first risk factor is replaced by the second risk factor below, the seventh risk factor is replaced by the third and fourth risk factors listed below and the twenty-third risk factor is replaced by the fifth risk factor listed below and we have added, as the first, a risk factor related to the COVID-19 pandemic below.

The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. COVID-19 is having, and will continue to have, an adverse impact on our operations, including the temporary closure of all of our company-owned salons and almost all of our franchise locations; implementation of a furlough program for a substantial majority of our workforce across our corporate office, field support and distribution centers; and reductions in the pay for executives and other working employees at different levels for approximately two months. The pandemic may affect the health and welfare of our stylist community, customers, franchise partners or headquarters personnel. As of the date of this filing, a majority of our company-owned and franchise stores have re-opened after having been temporarily closed for several weeks. Most of our company-owned and franchise stores are located in markets that have been impacted by COVID-19 and where the recovery may be particularly slow to occur.

The unprecedented uncertainty surrounding COVID-19, including the rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto, makes it more challenging for our management to estimate the future performance of our business and develop strategies to resume and/or continue operations or generate growth or achieve our initial or any revised objectives for 2020. In particular, the uncertainty around COVID-19 will likely delay and/or impair or our ability to convert to a fully franchised model by the end of calendar year 2020 as we had previously thought, and we may need to explore other transactions, such as closing or selling off certain salons.

In addition, as our stores are able to resume operations, our franchisees, many of whom were in the early stages of developing their businesses prior to the onset of the pandemic, may choose not to, or may not be able to, due to a variety of factors, resume operation of their salons or they may face challenges rehiring employees, reestablishing operations with their landlords and other vendors, and attracting customers back to their salons. As a result, our franchisees may request reductions to their royalty payments or other amounts due to us which may be critical to their ability to reestablishing operations, or they may simply be unable to make these payments and continue to operate or close the salon. The removal or reduction of these payments, including the added expense associated with closed locations where the Company may have residual lease liability, has and is expected to continue to adversely impact our revenues and cash flows. Customers may be cautious about returning to personal service providers, and we and our franchisees may incur substantial additional costs to ensure the safety of our employees and customers. While we may experience an initial increased demand for our services and products when businesses’ resume operation, there is no assurance that such immediate increase will be sustained. Furthermore, many of our customers have themselves experienced adverse financial impacts from the pandemic, including loss of disposable income, which may limit their spending on personal care, including sales of beauty products, or may have identified other means for hair care during the pandemic. In addition, efforts to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of COVID-19 and potentially prolong and intensify the impact of the crisis, including additional workers compensation claims and customer claims associated with the pandemic. Further, the pandemic could impact workers at our headquarters or compromise the performance of our Fremont, CA technology center.

As a result, COVID-19 has and will continue to negatively affect our revenue, the cost of salon operations, increase investment in safety equipment and potentially reduce our profitability, including the profitability of our franchisees. In addition, we retain residual real estate lease liability for company-owned and nearly all franchise stores. The combination of the revenue reduction, obligations we owe to landlords, and other costs both related and unrelated to COVID-19 could significantly reduce or exhaust our available liquidity over time and limit our ability to access liquidity sources. While the economic impact of COVID-19 to our franchisees may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs may not have a positive impact on our corporate financial results.

Among other things, while we have begun to call employees back to work, the temporary furlough of most of our employees has impacted various operational and risk management functions, including our audit and financial reporting function. These reductions could temporarily impair our ability to timely and accurately reporting information to regulators and our shareholders and impair our business risk management protocols.

We cannot reasonably estimate the length or severity of COVID-19 but we currently anticipate a material adverse impact on our financial position and results of operations. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable. Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. Based on the results of items referenced above, the Company recognized a non-cash impairment charge to reduce the carrying value of goodwill related to our Company-owned reporting unit.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, including government mandates, could also precipitate or aggravate the other risk factors that we identify in our 2019 Form 10-K and this Form 10-Q, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results or the value of our salon brands in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

To date we have been successful in selling our company-owned salons to franchise owners and we are re-engineering our corporate and field infrastructure to support a fully-franchised portfolio, which involves risks to our financial condition and results of operations in both our company-owned and franchise portfolios.

We have been successful in selling our company-owned salons to franchise owners and, as a result, our inability to re-engineer the infrastructure and reduce our costs on timing and in amounts necessary to effectively support a fully-franchised salon portfolio may reduce the anticipated economic benefit of the transformation in the near term. Furthermore, our efforts to re-engineer and reduce the corporate and field infrastructure devoted to supporting company-owned stores may impair our ability to effectively support the remaining company-owned salons and diminish the value of those salons while we own them, which may challenge our ability to sell such salons to franchisees, including the timing of venditions or net cash proceeds we may generate from the sale process. In addition, as a result of the impacts of COVID-19 all corporate owned-stores were temporarily closed for several weeks, which may cause, among other things, a loss of stylists and customers, which could diminish the value and timing of the salons in any future transfer of the ownership of these salons to new ownership as part of our continued commitment to converting to a fully-franchised model.

We are now significantly dependent on franchise royalties and product sales and the overall success of our franchisees’ salons. It customarily takes new franchisees time to develop their salons and increase their sales. Further, a number of our historically successful and more experienced franchisees are onboarding new salon operations. This could adversely impact our revenue and profitability during this next stage of our transformation. Additionally, we expect that our franchisees will purchase products and services from us for their businesses, but there is no assurance that they will do so in quantities or at wholesale pricing levels consistent with our expectations. Further, in order to support and enhance our franchisees’ businesses, we may need to invest in certain unanticipated new capabilities and/or services, and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. Investments made in company-owned technology including without exception the Company’s new, internally developed back office salon management system may not yield the profitable results that we anticipate. Further, the COVID-19 pandemic may impact our ability to successfully launch this new system on the timing and levels of profitability we had originally anticipated. In addition, a third party has challenged the development of certain parts of our technology systems. We have denied the allegations made by the third party and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting and the outcome is uncertain. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, our transition to a fully-franchised model may expose us to additional legal, compliance and operational risks specific to this different business model including the business failure of unproven new salon owners.

We have made significant investments in company-owned technology, including a new back office salon management system that may not yield results on the timing or amounts we expect due to COVID-19 and pending litigation that has been filed by our existing POS supplier.

Investments made in company-owned technology, including the Company's new, internally developed back office salon management system, may not yield the profitable results that we anticipate. Further, the COVID-19 pandemic may impact our ability to successfully launch this new system on the timing and levels of profitability we had originally anticipated. In addition, our existing POS supplier has challenged the development of certain parts of our technology systems. We have denied the allegations made by this third-party supplier and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting, and the outcome is currently uncertain. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, our transition to a fully-franchised model may expose us to additional legal, compliance and operational risks specific to this different business model, including the business failure of unproven new salon owners.

COVID-19 may impact the operations of the Company's key suppliers, including its merchandise, PPE and technology suppliers.

The Company depends upon the support of a small number of critical suppliers, including its merchandise, PPE and technology providers, including its third-party POS supplier. We cannot be certain that the operations of these suppliers will not be impaired by COVID-19, which could result in a material impact to our own operations.

We may face challenges operating the salons that TBG transferred back to us, and our inability to operate them successfully or transfer these salons to new ownership could adversely affect our business, financial condition, results of operations and cash flows.

On December 31, 2019, we acquired certain assets that were used in the operation of the mall-based salon business in the United States and Canada at which we have residual real estate lease liability from our original sale of the salons to TBG. The transfer was consummated in connection with an assignment for the benefit of creditors by TBG. The assets acquired in connection with the salon reacquisition are, in the aggregate, unprofitable, and the total lease liability related to the salons is approximately $26 million as of March 31, 2020. We are attempting to renegotiate these lease obligations; however, the outcome of those negotiations is currently uncertain. In addition to the salons, we assumed limited liabilities for certain employee benefit related payments. In connection with the reacquisition of the salons, we also terminated certain other agreements we had with TBG, although we had already recorded a full reserve against the promissory notes evidencing TBG’s obligations to us. As a result of our reacquisition of these salons in connection with TBG assignment for the benefit of creditors, there is a risk that a creditor of TBG could seek to void or otherwise challenge the transfer as a preference transaction. If a TBG creditor was successful in making such a claim, we could remain liable on the leases without the ability to operate the salons to generate revenue to fund the lease obligations.

While we believe the salons transferred back to us have been able to continue operations without any significant disruptions so far except for the impacts arising out of COVID-19, these salons have experienced significant changes in recent years and, as a result, there is a risk of increased levels of employee attrition, customer losses, and supplier interruption. A loss of key personnel or material erosion of the employee base, particularly our stylists, as well as fruition of other risks could adversely affect our results of operations and could diminish the value of the salons in any future transfer of the ownership of these salons to new ownership as part of our continued commitment to converting to a fully-franchised model. If we are not able to successfully operate these salons, we may not be able to generate sufficient revenue to cover the lease liabilities for these salons. As a result, we may be compelled to close certain salons or sell the assets at depressed values. In the meantime, we expect that our operation of these salons may adversely impact our results of operations. Our inability to successfully operate the salons or transfer them to new stable ownership, could adversely affect our business, financial condition, results of operations and cash flows.

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

If we fail to comply with our existing financing arrangements, it may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. We believe that the amendment of our financing arrangement in May 2020 will allow us to remain in compliance with the revised covenants notwithstanding the impacts to our business of converting to a fully franchised model and other impacts arising out of COVID-19; however, significant and continued business disruptions could ultimately impair our ability to comply with the new liquidity covenant, which could preclude our ability to access our credit facility or our debt repayment obligation may be accelerated, which is now secured by a lien on substantially all of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2020, the Company repurchased 1.5 million shares for $26.4 million. As of March 31, 2020, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At March 31, 2020, $54.6 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
1/1/20 - 1/31/20	—	$—	29,974,657	$54,573
2/1/20 - 2/29/20	—	—	29,974,657	54,573
3/1/20 - 3/31/20	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 5.  Other Information

In May 2020, the Compensation Committee of the Board of Directors of the Company approved a senior executive severance policy where senior vice presidents and above without an employment agreement are entitled to receive the following severance benefits if the executive’s employment is terminated without cause: one year of base salary paid in installments over the period of twelve months; a pro-rata bonus for the fiscal year in which termination occurs based on actual performance, but not to exceed the target bonus amount; continuation of certain medical benefits for up to twelve months unless and until the executive is covered under the health and/or dental insurance policy of a new employer. The severance benefits are subject to the executive signing a release in favor of the Company and complying with one-year non-competition and non-solicitation restrictions.

Item 6.  Exhibits

Exhibit 10.1	Senior Executive Severance Policy, dated May 18, 2020, Applicable to Senior Vice Presidents and Above Who Do Not Have an Employment Agreement.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2020, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 18, 2020	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)