Form 10-K
period 2020-06-30
REGIS CORP
filed 2020-08-31
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)
3701 Wayzata Boulevard, Suite 500	Minneapolis	Minnesota	55416
(Address of principal executive offices)			(Zip Code)
(952) 947-7777
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.05 par value	RGS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2019, was approximately $440,137,327. The registrant has no non-voting common equity.
As of August 14, 2020, the registrant had 35,626,078 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2020 meeting of shareholders (the "2020 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2020) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, as well as the health and risk appetite of our stylists, customers and employees to return to the salon environment; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; our new company-owned back office management system may not yield the intended results on timing and amounts due to COVID-19, efforts by our current third-party back office management system vendor to make it difficult for our franchisees to convert to our new company-owned system, and the pending litigation with that third-party vendor; the impact of COVID-19 on our key suppliers; the ability to address rent obligations incurred during the government-mandated hibernation of our salons related to the COVID-19 pandemic and the ability to obtain long-term rent concessions; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; compliance with credit facility covenants and access to the existing revolving credit facility; our and our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; success of the sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; the impact of recent actions by Walmart; marketing efforts to drive traffic to our franchisees' salons; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; continued ability to compete in our business markets; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; changes in economic conditions; changes in consumer tastes and fashion trends; failure at our distribution centers; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2020

PART I

Item 1.    Business
General:
Regis Corporation franchises, owns and operates technology-enabled hairstyling and hair care salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2020, the Company franchised, owned or held ownership interests in 6,923 locations worldwide. The Company's locations consist of 5,209 franchised salons, 1,632 company-owned salons, and 82 locations in which we maintain a non-controlling ownership interest of less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services.
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
The Company's franchise salon operations are comprised of 5,209 franchised salons operating in the United States (U.S.), Canada, the United Kingdom and Puerto Rico. The Company's company-owned salon operations are comprised of 1,632 salons operating in the U.S., Canada, and Puerto Rico. Salons operate primarily under the trade names of SmartStyle, Supercuts, Cost Cutters, First Choice Haircutters and Roosters and they generally serve the value category within the industry. Salons are primarily located in strip center locations and Walmart Supercenters.
Financial information about our segments and geographic areas for fiscal years 2020, 2019, and 2018 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
In fiscal year 2017, we announced plans to expand the franchise side of our business, through organic growth and by selling certain company-owned salons to franchisees over time, where it made financial sense for the Company and shareholders. The transformation began in fiscal year 2017 and in fiscal year 2018, the Company expanded its franchise business by selling 449 non-mall salons to franchisees, primarily SmartStyle. In fiscal years 2019 and 2020, the Company accelerated its sale of salons to franchisees by selling 767 and 1,475 salons, respectively, across all brands. Management is committed to its strategy to become a fully-franchised asset-light company by the end of fiscal year 2021. We plan to sell approximately 800 - 1,000 salons to franchisees in the next twelve months and we will close the remaining salons at their lease expiration or terminate the lease early when it is in the best interest of shareholders.
Additionally, in October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing 250 salons in the U.K., to The Beautiful Group (TBG), an affiliate of Regent L.P., a private equity firm based in Los Angeles, California. On June 27, 2019, the Company entered into a settlement agreement with TBG regarding the North American salons, which, among other things, exchanged the franchise agreement for a license agreement. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on the sale of our mall-based salon business and the previous International segment, which are now reported as discontinued operations. The overall goal of the TBG transaction was to reduce the Company's exposure to the mall-based lease obligations. As of June 30, 2020, we have 166 TBG salons and remaining lease liability of $23 million.
In fiscal year 2018, the Company closed 605 non-performing company-owned SmartStyle salons and 124 other underperforming salons. In fiscal years 2019 and 2020, the Company closed 133 and 250, respectively, underperforming salons at or near their lease end.

Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently-owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently-owned salons, department store salons located within malls, in-home hair services, booth rentals and blow dry bars.
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
2020 Strategy:
The Company is focused on maximizing shareholder value. In order to successfully maximize shareholder value, we place a balanced approach on our guests, franchisees, employees and shareholders. After carefully considering potential options to enhance shareholder value and based on the success of our vendition strategy in 2019, we reached a decision to fully transition our company-owned salons to a franchise platform and continued these efforts in fiscal year 2020. This strategic initiative is intended to facilitate an ongoing multi-year transformation to a capital-light business that we believe will be better positioned for sustainable growth. We believe the transformation of our salon platform coupled with the investments we are making in technology, marketing and advertising, merchandise and franchisor capabilities will be in the best long-term interests of our shareholders.
The COVID-19 global pandemic and the resulting government-mandated temporary hibernation of our salons greatly impacted our business in the second half of fiscal year 2020. However, we believe the safety strategies we implemented to respond to the global pandemic will allow us to thrive once this pandemic has passed. While we address the immediate crisis, we are still focused on our long-term strategy.
Key Elements of Our Strategy

In fiscal year 2020, the Company executed on various management initiatives to accelerate the growth of its franchise business and to significantly reduce costs to better align costs with the Company’s transition to a fully-franchised business model. The core components of the various management initiatives are focused on improving our performance by establishing core competencies to support franchise growth, eliminating non-essential costs, sourcing trend-driven professional beauty care products, optimizing our supply chain and distributor capabilities, creating industry-leading stylist recruiting and education, offering differentiated brands and consumer-focused marketing and advertising and launching transformational technology to reduce friction and enhance the customer experience.
In order to modernize and continue providing an exceptional guest experience, we opened a technology office in Fremont, California during fiscal year 2019 where we invested in a dedicated Product Engineering team. We have developed a proprietary cloud-based store management and point of commerce solution, OpenSalon Pro™, which launched in fiscal year 2021. Beginning in fiscal year 2021, we also launched an all-new Cost Cutters mobile app for iOS and Android which includes a new loyalty program. The app features same day or advanced bookings, booking history and a digital loyalty program. Additionally, we overhauled the Supercuts mobile app with improved same-day check-in and the ability to book services for the following day, the update represents an alternative to the traditional walk-in model that consumers (and even some states) are demanding, especially in the face of COVID-19 restrictions and wider consumer preference. We have also partnered with Google to improve and streamline the salon discovery and customer booking experience. In 2019, we launched OpenSalon™, Regis' proprietary platform that allows customers to book salon services directly and enables customers to reserve and check-in for various salon services via mobile devices or desktops, for those salons that have chosen to adopt the utilization of such technology. These technology investments are meant to drive traffic to our franchise and company-owned salons.
We continue to evaluate our investments and dis-invest in non-value generating programs while investing in other value generating initiatives. In addition to closing non-performing company-owned salons, we repurposed certain corporate programs, reduced long-term marketing contracts to allow for more agile spending and have invested in our creative digital capabilities to re-position Regis as the leading operator of value brands and technical education.

Salon Franchising Program:
General.    We have various franchising programs supporting our 5,209 franchised salons as of June 30, 2020, consisting mainly of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters salons. We provide our franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of on-going support designed to help franchisees build successful businesses. Historically, we have signed the salon lease and subleased the space to our franchisees.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company’s franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees’ employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees’ employees’ wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, dress code, and/or discipline and discharge.
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
SmartStyle and Cost Cutters in Walmart Supercenters
The majority of existing SmartStyle and Cost Cutters franchise agreements for salons located in Walmart Supercenters have a five-year term with a five-year option to renew. The franchise agreements are site specific.
Cost Cutters (not located in Walmart Supercenters), First Choice Haircutters and Magicuts
The majority of existing Cost Cutters franchise agreements have a 15-year term with a 15-year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.
Roosters Men’s Grooming Center
Roosters franchise agreements have a ten-year term with a ten-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrent with the opening of their first store, along with a development agreement under which they have the right to open two additional locations.
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, personnel management training, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides salon managers and stylists with technical training for franchisees.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, differentiating benefits and guest experience elements and comprehensive retail assortments, all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering an efficient guest experience. Our mobile applications and online check-in capabilities, including check-ins directly from Facebook Messenger and Google, allow us to capitalize on our guests' desire for convenience. We continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic and managing guest wait times. Our salons are located in high-traffic strip centers and Walmart Supercenters, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with average service transactions ranging from $19 to $23. Pricing decisions are considered on a salon level basis and established based on local conditions. In response to the COVID-19 global pandemic we implemented a surcharge at our company-owned salons to cover the costs of additional safety measures we put in place. Our franchisees control all pricing at their locations.

Salon Safety, Appearance and Atmosphere. Guest and stylist safety is our first priority and made even more important by the COVID-19 global pandemic. We have invested heavily in safety and personal protective equipment, ensuring social distancing in our salons and training employees on these measures. As a result of the COVID-19 pandemic, the Company collaborated with infectious disease specialists at the University of Minnesota Medical School. These specialists reviewed the Company's salon and customer journey, as well as new safety training videos on how services are performed with the view of how to best protect customers and stylists. They provided recommendations on the proper personal protective equipment and additional safety measures that have been communicated throughout the our entire salon system to help educate the our franchise partners and stylists to operate salons in a safe manner in a COVID-19 environment. Franchise and company-owned salons have incorporated these recommendations, along with any state specific guidelines, into our operations. The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet. Our salon repairs and maintenance program is designed to ensure we invest in salon cleanliness and safety, as well as in maintaining the normal operation of our salons. Our annual capital expenditures include investments to refresh the appeal and comfort of our salons.
Retail Assortments. The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of owned brand products. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include L'Oreal Professional Brands, Regis Private Label Brands such as DESIGNLINE and Blossom, and Paul Mitchell. We also continued to expand our e-commerce initiative to distribute our Regis Blossom and DESIGNLINE brands through new distribution channels, including amazon.com and walmart.com to supplement our existing in-salon sales and raise brand awareness.
Technology. Our current point of sale system has the ability to collect guest and transactional data and enable the Company to invest in guest relationship management, gaining insights into guest behavior, communicating with guests and incenting return visits. The system allow us to monitor guest retention and to survey our guests for feedback on improving the guest experience. Our mobile applications allow guests to view wait times and interact in other ways with salons. In fiscal year 2021, our new proprietary back office salon management system will be available to franchisees.
        Marketing. We continue to invest in marketing to differentiate our priority salon and merchandise brands and drive traffic. This includes leveraging advertising and media, customer relationship management, digital, mobile and other one-on-one communications and hyper-local tactical efforts. We are increasingly using our owned channels and paid media to support the launches associated with our customer-facing technology such branded applications and new loyalty program. As the pandemic continues, we are addressing consumer mindset by messaging about our Safe Salon Commitment, and have put customer safety and experience at the head of our Supercuts comeback campaign. We have also decided to move away from the previously announced sponsorship between Supercuts and Major League Baseball and select local club partnerships. This is part of efforts to continually reallocate marketing investments into opportunities we believe represent the highest return to our shareholders in the current environment.
Stylists
Our Company depends on its stylists to help deliver great guest experiences.
Artistic and Safety Education. We believe in the importance of the ongoing development of our stylists' craft. We aim to be an industry leader in stylist training, including the utilization of digital training that we enhanced significantly during fiscal years 2019 and 2020. Our stylists deliver a superior experience for our guests when they are well trained technically and through experience. We employ trainers who provide new hire training for stylists joining the Company. We supplement internal training with targeted vendor training and external trainers who bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the running of a salon and essential elements of guest service training within the context of brand positions. In response to the global COVID-19 pandemic, we have provided stylist training virtually in maintaining social distancing, sanitization, personal protective equipment and other safety protocols to limit the virus spread.
 Recruiting. Ensuring that we attract, train and retain our stylists is critical to our success. We compete with all service industries for our stylists; to that end, we continue to enhance our recruiting efforts across all levels within our Company and are focused on showing our stylists a path forward. We also leverage beauty school relationships and participate in job fairs and industry events.
Technology. Our back office salon management systems and salon workstations throughout North America enable communication with salons and stylists, delivery of online and digital training to stylists, salon level analytics on guest retention, wait times, stylist productivity, and salon performance. We are currently making further investments in our back office salon management hardware and salon technology to improve the speed of our systems allowing for stylists to be more productive and improve overall guest and stylist satisfaction.

Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that loving our franchisees, guests and stylists mandates a service-oriented mentality in supporting our franchisees goals as well as our company-owned operations.
Organization. Salon Support and our associated priorities are aligned to our field organization to enhance the effectiveness and efficiency of the service we provide and optimize the guest experience.
Simplification. Our ongoing simplification efforts focus on aligning our cost structure with our transition to an asset-light franchise model and improving the way we plan and execute across our portfolio of brands. In fiscal year 2020, we significantly reduced our field and salon support resources as our portfolio of salons shifts to franchisees. We remain focused on eliminating non-essential costs and on profit enhancing initiatives that do not harm the guest experience. We also strive to ensure every program, communication, and report that complicates our operations and takes time away from our franchisees or guests is assessed for simplification or elimination.
New Location. In March 2019, we announced a relocation of Salon Support to a new location in Minneapolis, which occurred in April 2020. We believe the new headquarters will facilitate collaboration amongst our internal teams, support our employee recruiting efforts and enhance shareholder value. However, due to the COVID-19 pandemic, the majority of our salon support employees are working from home to reduce the risk of the virus spreading. We look forward to everyone returning to the office when it is safer.
Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional hair care products. A description of the Company's salon concepts is listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located exclusively in Walmart Supercenters. SmartStyle has primarily a walk-in guest base with value pricing. The Company has 1,317 franchised and 751 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional hair care products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 2,508 franchised and 210 company-owned Supercuts locations throughout North America.
Signature Style.   Signature Style salons are made up of acquired regional salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, Magicuts, Holiday Hair, Fiesta Salons, Roosters and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 1,217 Signature Style franchised and 505 company-owned locations throughout North America.
International Salons.    International salons are franchised locations operating in the United Kingdom, primarily under the Supercuts concept. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products.
The tables on the following pages set forth the number of system-wide locations (franchised and company-owned) and activity within the various salon concepts.

System-wide location counts

	June 30,
	2020	2019	2018
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores (1)	1,317	615	561
Supercuts	2,508	2,340	1,739
Signature Style	1,217	766	745
Total franchise locations, excluding TBG mall locations	5,042	3,721	3,045
Total North America TBG mall locations (2)	—	—	807
Total North American salons	5,042	3,721	3,852
Total International salons (2)(3)	167	230	262
Total Franchise salons	5,209	3,951	4,114
as a percent of total Franchise and Company-owned salons	76.1%	56.0%	50.9%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	751	1,550	1,660
Supercuts	210	403	928
Signature Style	505	1,155	1,378
Mall-based (2)	166	—	—
Total Company-owned salons	1,632	3,108	3,966
as a percent of total Franchise and Company-owned salons	23.9%	44.0%	49.1%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	82	86	88

Grand Total, System-wide	6,923	7,145	8,168

Constructed locations (net relocations)

	Fiscal Years
	2020	2019	2018
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores (1)	4	3	1
Supercuts	39	55	68
Signature Style	4	6	8
Total North American salons	47	64	77
Total International salons (2)(3)	—	1	2
Total Franchise salons	47	65	79

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	—	—	1
Supercuts	9	9	—
Signature Style	6	1	1
Total North American salons	15	10	2
Total International salons (2)(3)	—	—	1
Total Company-owned salons	15	10	3

Closed locations

	Fiscal Years
	2020	2019	2018
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores (1)	(29)	(18)	(4)
Supercuts	(102)	(72)	(72)
Signature Style	(43)	(33)	(40)
Mall locations (2)	—	(807)	(63)
Total North American salons	(174)	(930)	(179)
Total International salons (2)(3)	(63)	(33)	(15)
Total Franchise salons	(237)	(963)	(194)

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores (4)	(72)	(39)	(605)
Supercuts	(26)	(21)	(20)
Signature Style	(111)	(73)	(76)
Mall locations (2)	(41)	—	(14)
Total North American salons	(250)	(133)	(715)
Total International salons (2)(3)	—	—	(14)
Total Company-owned salons	(250)	(133)	(729)
Conversions (including net franchisee transactions) (5)

	Fiscal Years
	2020	2019	2018
FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores (1)	727	69	388
Supercuts	231	618	56
Signature Style	490	48	7
Mall locations (2)	—	—	870
Total North American salons	1,448	735	1,321
Total International salons (2)(3)	—	—	262
Total Franchise salons	1,448	735	1,583

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	(727)	(71)	(388)
Supercuts	(176)	(513)	(32)
Signature Style	(545)	(151)	(15)
Mall locations (2)	207	—	(884)
Total North American salons	(1,241)	(735)	(1,319)
Total International salons (2)(3)	—	—	(262)
Total Company-owned salons	(1,241)	(735)	(1,581)
_______________________________________________________________________________

(1)Franchised SmartStyle salons in Walmart stores include salons originally opened as Magicuts locations in Canadian Walmart stores that were rebranded to SmartStyle.

(2)In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing approximately 250 salons in the UK, to TBG, who operated these locations as franchise locations until June 2019. TBG has subsequently closed many of those salons and since June 2019, operates the North American salons under a license agreement. The mall-based business and the previous International segment have been reported as a discontinued operation. On December 31, 2019, mall-based salons were acquired from TBG and are included in continuing operations under the Company-owned segment from January 1, 2020. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion.
(3)Canadian and Puerto Rican salons are included in the North American salon totals.
(4)In January 2018, the Company closed 597 non-performing company-owned SmartStyle locations.
(5)During fiscal years 2020, 2019, and 2018, the Company acquired 27, 32, and zero salon locations, respectively, from franchisees. During fiscal years 2020, 2019, and 2018, the Company sold 1,475, 767, and 1,581 salon locations, respectively, to franchisees.

Salon Markets and Marketing:
Franchised Salons
Most franchise concepts maintain separate advertising funds that provide comprehensive marketing and sales support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of the advertising fund's expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, franchised and company-owned, contribute to the advertising funds. Depending on the brand, the funds are allocated to the brand contributing market for media placement and local marketing activities or to the creation of national advertising and system-wide activities.
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
Affiliated Ownership Interest:
The Company maintains a non-controlling 55.1% ownership interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. We entered into an agreement to sell our stake in EEG to the controlling owner in fiscal year 2020 while enhancing our relationship in order to recruit stylists directly from beauty school. The transaction is expected to close in fiscal year 2021, at which time the Company expects to record an immaterial non-operating gain.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle®," "Supercuts®," "Regis Salons®," "Cost Cutters®," "First Choice Haircutters®," and "Magicuts®."
Corporate Employees:
As of June 30, 2020, the Company had approximately 9,000 full and part-time employees worldwide, of which approximately 8,000 employees were located in the United States. The Company believes its employee relations are amicable.

Information About Our Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Hugh Sawyer	66	Chairman, President and Chief Executive Officer
Eric Bakken	53	Executive Vice President and President of Franchise
Chad Kapadia	51	Executive Vice President and Chief Technology Officer
James Townsend	44	Executive Vice President and Chief Marketing Officer
Kersten Zupfer	45	Executive Vice President and Chief Financial Officer
Shawn Moren	53	Executive Vice President and Chief Talent Officer
Amanda Rusin	38	Senior Vice President and General Counsel and Secretary
Hugh Sawyer has served as President and Chief Executive Officer, as well as a member of the Board of Directors, since April 2017. He was elected Chairman of the Company's Board of Directors in January 2020. Before joining Regis Corporation, he served as a Managing Director of Huron Consulting Group Inc. (Huron) from January 2010 to April 2017. While at Huron, he served as Interim President and CEO of JHT Holdings, Inc. from January 2010 to March 2012, as the Chief Administrative Officer of Fisker Automotive Inc. from January 2013 to March 2013 and as Chief Restructuring Officer of Fisker Automotive from March 2013 to October 2013, and as Interim President of Euramax International, Inc. from February 2014 to August 2015. Mr. Sawyer has served as President or CEO of nine companies (including Regis) and on numerous Boards of Directors. In February 2018, Mr. Sawyer was appointed to the Board of Directors of Huron.
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
Kersten Zupfer was appointed to Executive Vice President and Chief Financial Officer in November 2019. Before her promotion to Chief Financial Officer she served in accounting and finance roles of increasing leadership at Regis for more than 13 years. Most recently, she served as Senior Vice President and Chief Accounting Officer since November 2017, prior to which she served as Vice President, Corporate Controller, Chief Accounting Officer since December 2014.
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
Shawn Moren was appointed to Executive Vice President and Chief Talent Officer in August 2019. She also served as the Senior Vice President and Chief Human Resources Officer from August 2017 to August 2019. Before joining Regis Corporation, she served as Senior Vice President, Human Resources, for Bluestem Group, Inc. from July 2013 to August 2017. Prior to that, she served as Vice President, Human Resources, Retail, Supply Chain & Corporate for SUPERVALU during 2013 and as Group Vice President, Human Resources for SUPERVALU from March 2012 to March 2013.
Amanda Rusin was appointed as Senior Vice President and General Counsel and Secretary in January 2018. Before joining Regis Corporation, she served as Assistant General Counsel at Polaris Industries, Inc. from September 2015 to December 2017 and Senior Attorney at Polaris Industries, Inc. from June 2014 to September 2015. Before joining Polaris Industries, Inc. She served as Commercial Director at Cargill, Incorporated from August 2013 to May 2014 and Attorney at Cargill, Incorporated from June 2008 to August 2013.

Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its beauty related business, including health and safety. During the third and fourth fiscal quarters of 2020, state and local governments temporarily mandated the closure of our franchise and company-owned salons in the response to the COVID-19 global pandemic. These government-mandated closures have and may continue throughout the pandemic. We monitor state and local regulations carefully to ensure the safety or our stylists and guests.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisee/franchisor relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
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
The Company maintains an ownership interest in EEG. Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education's Title IV Higher Education Act of 1965. For the students to receive financial assistance at the school, the beauty schools must maintain eligibility requirements established by the U.S. Department of Education. In 2020, we signed an agreement to sell our ownership interest in EEG to the other owner. The transaction is expected to close in fiscal year 2021.
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
Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. COVID-19 has had, and will continue to have, an adverse impact on our operations, including the temporary closure of all of our company-owned salons and almost all of our franchise locations for most of the fourth quarter of fiscal year 2020; implementation of a furlough program in the fourth quarter for a substantial majority of our workforce across our corporate office, field support and distribution centers; and temporary reductions in the pay for executives and other working employees at different levels for approximately two months during the fourth quarter of fiscal year 2020. The pandemic may affect the health and welfare of our stylist community, customers, franchise partners or headquarters personnel. As of the date of this filing, a majority of our company-owned and franchise salons have re-opened after having been temporarily closed for several weeks and/or months during the fourth quarter of fiscal year 2020. While most of our salons have been able to re-open, we expect that states may decide to again require the closure of salons as the level of COVID-19 positive cases continue to fluctuate, as we have already seen in California. Each time we are required to close and re-open salons, we will continue to experience the risks and business impacts described here, and further requirements to again close salons or limit and/or modify services or operations may exacerbate these impacts.
The unprecedented uncertainty surrounding COVID-19, including the rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto, makes it more challenging for our management to estimate the future performance of our business and develop strategies to resume and/or continue operations or generate growth or achieve our initial or any revised objectives for calendar year 2020 and fiscal year 2021. In particular, the uncertainty around COVID-19 will likely delay and/or impair our ability to convert to a fully-franchised model by the end of calendar year 2020 as we had previously expected or for the net cash proceeds we had expected, and we may need to explore other transactions, such as closing or selling off certain salons.
In addition, as our stores are able to resume operations, some of our franchisees, many of whom were in the early stages of developing their businesses prior to the onset of the pandemic, have chosen or may choose not to due to a variety of factors, resume operation of their salons and/or they are facing challenges rehiring employees, reestablishing operations with their landlords and other vendors, and attracting customers back to their salons. As a result, in addition to our prior decision to suspend collection of franchise ad fund fees from our franchisees from April 1, 2020 through June 30, 2020, many of our franchisees have requested reductions or other modifications to their royalty payments or other amounts due to us, which may be critical to their ability to reestablishing operations, and they may simply be unable or unwilling to make lease, royalty or other payments to us and may be unable to continue to operate or need to close the salon. The removal or reduction of these payments, including the added expense associated with closed locations where the Company may have residual lease liability, has and is expected to continue to adversely impact our revenues and cash flows. Customers and employees may be cautious about returning to personal service providers, and we and our franchisees are incurring substantial additional costs to ensure the safety of our employees and customers. While we may experience an initial increased customer demand for our services and products when businesses’ resume operation, there is no assurance that such immediate increase will be sustained. Furthermore, many of our customers have themselves experienced adverse financial impacts from the pandemic, including loss of disposable income, which may limit their spending on personal care, including purchasing of beauty products, or have identified other means for hair care during the pandemic. The trend of increased remote work and utilization of advanced video-conferencing technology has led to a less-formal work environment which could impact the frequency of our hair care services. In addition, efforts to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of COVID-19 and potentially prolong and intensify the impact of the crisis, including additional workers compensation claims and customer claims associated with the pandemic. Further, the pandemic could impact workers at our headquarters or compromise the performance of our Fremont, CA technology center.
As a result, COVID-19 has and will continue to negatively affect our revenue, increase the cost of salon operations, increase our investment in safety equipment and potentially expose us to additional liability, the combination of which will reduce our profitability, including the profitability of our franchisees. In addition, we retain residual real estate lease liability of $817.7 million for company-owned and nearly all franchise stores. The combination of the revenue reduction, obligations we ultimately owe to landlords, and other costs both related and unrelated to COVID-19 could significantly reduce or exhaust our available liquidity over time and limit our ability to access liquidity sources. While the economic impact of COVID-19 to our franchisees may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs may not have a positive impact on our corporate financial results and we believe we are currently ineligible for these programs.

Among other things, while we have begun to call employees back to work, the temporary furlough of most of our employees has impacted various operational and risk management functions, including our audit and financial reporting function. These reductions could temporarily impair our ability to timely and accurately report information to regulators and our shareholders and impair our business risk management protocols. Additionally, some stylist employees have chosen not to return to the salon environment during the time of COVID-19.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic, but we currently anticipate a material adverse impact on our financial position and results of operations. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable. Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. Based on the results of items referenced above, the Company recognized a non-cash impairment charge to fully impair the carrying value of goodwill related to our Company-owned reporting unit in the third quarter of fiscal year 2020.
COVID-19, and the volatile local, regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, including government mandates, could also precipitate or aggravate the other risk factors identified in this Form 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results, certain litigation or regulatory risks or the value of our salon brands in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
To date we have been successful in selling our company-owned salons to franchise owners and we are re-engineering our corporate and field infrastructure to support a fully-franchised portfolio, which involves risks to our financial condition and results of operations in both our company-owned and franchise portfolios.
We have been successful in selling our company-owned salons to franchise owners and, as a result, our inability to re-engineer the infrastructure and reduce our costs on timing and in amounts necessary to effectively support a fully-franchised salon portfolio may reduce the anticipated economic benefit of the transformation in the near term. Furthermore, our efforts to re-engineer and reduce the corporate and field infrastructure devoted to supporting company-owned stores may impair our ability to effectively support the remaining company-owned salons and diminish the value of those salons while we own them, which challenges our ability to sell such salons to franchisees, and adversely impacts the timing of venditions and net cash proceeds we generate from the sales process. In addition, as a result of the impacts of the COVID-19 pandemic, all company-owned salons were temporarily closed for several weeks, which has caused, among other things, a loss of stylists and customers, and which could diminish the value and timing of the salons in any future transfer of the ownership as part of our continued commitment to converting to a fully-franchised model.
We are now substantially dependent on franchise royalties and product sales and the overall success of our franchisees’ salons. It customarily takes new franchisees time to develop their salons and increase their sales. Further, a number of our historically successful and more experienced franchisees are onboarding new salon operations. This could adversely impact our revenue and profitability during this next stage of our transformation. Additionally, we expect that our franchisees will purchase products and services from us for their businesses, but there is no assurance that they will do so in quantities or at wholesale pricing levels consistent with our expectations or past practices. Further, in order to support and enhance our franchisees’ businesses, we may need to invest in certain unanticipated new capabilities and/or services, and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, our transition to a fully-franchised model may expose us to additional legal, compliance and operational risks specific to this different business model, including the business failure of unproven new salon owners.

We have made significant investments in company-owned technology, including a new back office salon management system that may not yield results on the timing or amounts we expect due to the COVID-19 pandemic and pending litigation that has been filed by our existing back office salon management system supplier.
Investments made in company-owned technology, including the Company's new, internally developed back office salon management system, OpenSalon Pro, may not yield the profitable results on the timing or in amounts that we anticipate. Further, the COVID-19 pandemic may impact our ability to successfully launch this new system on the timing and levels of profitability we had originally anticipated. In addition, our existing point of sale system supplier has challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. We have vigorously denied the allegations made by this third-party supplier and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting, and the outcome is currently uncertain. Further, this litigation may delay the migration or ultimate success of our new technology.
COVID-19 may impact the operations of the Company's key suppliers, including its merchandise, personal protective equipment (PPE) and technology suppliers.
The Company depends upon the support of a small number of critical suppliers, including its merchandise, PPE and technology providers, including its third-party point of sale system supplier. We have experienced limited disruption in operations from these suppliers. The continuing impacts of the COVID-19 pandemic may pose additional disruptions in our supply chain or in the in the availability of products and services, or could increase the prices we pay to our suppliers, which could result in a material impact to our own operations.
The Company and its franchisees’ efforts to address rent obligations incurred during the government-mandated hibernation of and ongoing government-imposed operational limits placed on our salons related to the COVID-19 pandemic are ongoing and the ability to obtain long-term rent concessions is important to our future success.
The Company and its franchisees’ efforts to address rent obligations incurred during the government-mandated hibernation and ongoing government-imposed operational limits placed on our salons related to the COVID-19 pandemic are ongoing and the ability to obtain long-term rent concessions is important to our future success. While we and our franchisees have paid a significant portion of the rent due through August 2020 after giving effect to various abatement and deferral structures in place for certain lease agreements, certain of our landlords have alleged that we are in default of our leases with them. If we are unable to reach an agreement with these landlords, we or our franchisees may face eviction proceedings and/or incur costs related to litigation which could be expensive, and may jeopardize the ability to continue operations at the impacted salons and may impact our relationships with the landlords or our franchisees. The Company or franchisees also may choose from time to time to cease operations at certain salons where profitability is especially impacted by rent obligations and other challenges related to the COVID-19 pandemic. Should this occur, we may incur significant costs associated with lease terminations and winding down of operations at the affected salons if we are unable to find a replacement franchisee or determine that it is uneconomic to operate the affected salon as a company-owned business since the Company is the primary tenant on the lease for corporate and substantially all franchised salons. Whether the Company would recoup its costs from the affected franchisee for their obligations under the sublease to the Company for these locations is uncertain.
The COVID-19 pandemic has also adversely affected our franchisees ability to open organic and venditioned salons. Franchisees have delayed some openings and will likely continue to evaluate the pace and quantity of salon development, including purchasing salons from the Company, until more clarity on the post-COVID-19 operating environment emerges. Delays in organic development or the Company’s transfer of existing corporate salons to franchisees in this environment may also reduce the purchase price of such venditioned salons, the royalties and other fees received from franchisees, lead to disputes with franchisees, overall have an adverse effect on our revenues, and could result in future impairment charges, especially if the effects of the pandemic extend for a significant amount of time or grow in severity. In addition, the commercial real estate industry, including our landlords, are experiencing tenants requesting rent abatements and reductions during COVID-19, which could lead to an increase in tenant evictions and vacant spaces, landlord bankruptcies, mall and/or shopping center foreclosures, and as a result, the properties at which the Company and its franchisees operate may not be as appealing for our customers to visit and therefore cause a decrease in foot traffic and revenue at the impacted salons.

We may face challenges operating the salons that TBG transferred back to us, and our inability to operate them successfully, close them, or transfer these salons to new ownership could adversely affect our business, financial condition, results of operations and cash flows.
On December 31, 2019, we re-acquired certain assets that were used in the operation of the mall-based salon business in the United States and Canada at which we had residual real estate lease liability from our original sale of the salons to TBG. The transfer was consummated in connection with an assignment for the benefit of creditors by TBG. The assets acquired in connection with the salon reacquisition are, in the aggregate, unprofitable and the total lease liability related to the salons is approximately $23 million as of June 30, 2020. We are attempting to renegotiate these lease obligations; however, the outcome of those negotiations is currently uncertain. In addition to the salons, we assumed limited liabilities for certain employee benefit related payments. In connection with the reacquisition of the salons, we also terminated certain other agreements we had with TBG that we had already recorded a full reserve against the promissory notes evidencing TBG’s obligations to us. As a result of our reacquisition of these salons in connection with TBG assignment for the benefit of creditors, there is a risk that a creditor of TBG could seek to void or otherwise challenge the transfer as a preference transaction. If a TBG creditor was successful in making such a claim, we could remain liable on the leases without the ability to operate the salons to generate revenue to fund the lease obligations.
While we believe the salons transferred back to us have been able to continue operations without any significant disruptions so far, except for the impacts arising out of COVID-19, these salons have experienced significant changes in recent years and, as a result, there is a risk of increased levels of employee attrition, customer losses, and supplier interruption. A loss of key personnel or material erosion of the employee base, particularly our stylists, as well as fruition of other risks could adversely affect our results of operations and could diminish the value of the salons in any future transfer of the ownership of these salons to new ownership as part of our continued commitment to converting to a fully-franchised model. If we are not able to successfully operate these salons, we may not be able to generate sufficient revenue to cover the lease liabilities for these salons. As a result, we may be compelled to close certain salons or sell the assets at depressed values. In the meantime, we expect that our operation of these salons may adversely impact our results of operations. Our inability to successfully operate the salons or transfer them to new stable ownership, could adversely affect our business, financial condition, results of operations and cash flows.
TBG’s transfer of salons in the United Kingdom to the Bushell Investment Group, which became our franchisee, is subject to review by the administrator in TBG’s insolvency proceeding in the United Kingdom.
As previously announced, we entered into a franchise agreement with the Bushell Investment Group (Bushell), which acquired over 100 salons in the United Kingdom from TBG in December 2019. The transaction occurred in connection with TBG’s insolvency proceedings in the United Kingdom. While we do not have any financial obligations in connection with the salons transferred to Bushell, the administrator in TBG’s insolvency proceeding has a legal obligation to review our original and subsequent transactions with TBG in the United Kingdom. If the administrator were to challenge our original transaction with TBG, the administrator could seek remedies to effectively unwind the economics of the original transaction or impair the ability of Bushell to continue operating these salons as our franchisee. While we do not expect the administrator to identify any concerns with our original or any subsequent transaction, any allegations against the validity of these transactions could disrupt the operation of the salons by Bushell and we could face significant adverse financial impacts or management distraction.
If we fail to comply with any of the covenants in our existing financing arrangement, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.
If we fail to comply with our existing financing arrangements, it may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. We believe that the amendment of our financing arrangement in May 2020 will allow us to remain in compliance with the revised covenants notwithstanding the impacts to our business of converting to a fully-franchised model and other impacts arising out of COVID-19; however, significant and continued business disruptions could ultimately impair our ability to comply with the new liquidity covenant, which could preclude our ability to access our credit facility or accelerate our debt repayment obligation, which is now secured by a lien on substantially all of the Company's assets.

It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is dependent upon the stylists who serve our guests and the customer experience in our franchised and company-owned salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our franchisees and company-owned salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is typically highly competitive. In addition, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In some markets, we and our franchisees have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. In addition, we have observed that some stylists are not comfortable coming back to the salon environment during COVID-19 and the enhanced unemployment amounts provided by the federal government during COVID-19 in some cases decreases stylists' incentive to come back to work during COVID-19. If our company-owned salons or franchisees are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.
Our continued success depends in part on the success of our franchisees, which operate independently.
As of June 30, 2020, approximately 76.1% of our salons were franchised locations, and we continue to pursue conversion to a fully-franchised model. We derive revenues associated with our franchised locations from royalties, fees and product sales to franchised locations. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations including employee-related matters and pricing. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed, and our financial results could be affected. We could experience greater risks as the scale of our franchise owners increases. Further, some franchise owners may not successfully execute the rebranding and/or turnaround of under-performing salons which we have transferred to them particularly in the post-COVID environment.
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets and business operations due to public health issues, including pandemics, severe weather and other external events. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially since many of them are small businesses with much more limited access to financing than our Company, or by the limited supply of favorable real estate for new salon locations, or by government-mandated restrictions on salon operations due to COVID-19 or other pandemics. They may also experience financial distress as a result of over-leveraging, which could negatively affect our operating results as a result of delayed or non-payments to us. The bankruptcy, default, abandonment, or other default or breach by or of a franchisee could also expose us to liability under leases, which are generally sub-leased by us to our franchisees.
A deterioration in the financial results of our franchisees, or a failure of our franchisees to renew their franchise agreements, could adversely affect our operating results through decreased royalty payments, fees and product revenues.

The sale of company-owned salons to franchisees may not improve our operating results and could cause operational difficulties.
In August 2019, the Company announced our plan to convert to a fully-franchised platform over time. While we have had significant success in converting our salons to franchisees, our continued success will depend on a number of factors, including franchisees’ ability to improve the results of the salons they purchase, their ability and interest in continuing to grow their business, and their willingness to purchase salons during the COVID-19 pandemic and government-imposed closure and operational limitations. We also must continue to attract qualified franchisees and work with them to make their business successful. Moving a salon from company-owned to franchise-owned is expected to reduce our consolidated revenues, increase our royalty revenue and decrease our operating costs; however, the actual benefit from a sale is uncertain and may be insufficient to offset the loss of revenues. Also, our gross margins on wholesale product sales are lower than our gross margins on retail product sales. Furthermore, the timing of decreasing operating costs may significantly lag the transfer to franchisees, because it takes time to reduce the general and administrative costs directly or indirectly associated with a transferred salon.
In addition, challenges in supporting our expanding franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.
If our capital investments in developing new technology-enabled capabilities and improving current technology infrastructure do not achieve appropriate returns, our financial condition and results of operations may be adversely affected.
We are currently making, and expect to continue to make, strategic investments in technology to improve guest experiences and improve our back-office systems, including, without limitation, our OpenSalon mobile application and platform that we launched in 2019 and our OpenSalon Pro salon management system that we launched in August 2020. These investments might not provide the anticipated benefits or desired return and could expose us to additional legal and compliance risks. Furthermore, some of the Company’s technology capabilities and developments involve third party partnerships, on which we are dependent. If these partnerships are not successful, the capabilities may not fully achieve their anticipated returns. In addition, if we are unable to successfully protect any intellectual property rights resulting from our investments, the value received from those investments may be eroded, which could adversely affect our financial condition. Among other things, targeting the wrong investment opportunities, failing to successfully meet our strategic objectives when making the correct investments, being unable to make new concepts scalable or achieving appropriate market or franchisee adoption, and/or making an investment commitment significantly above or below our needs could adversely affect our financial condition and results of operations. Further, our existing third-party back office salon management supplier may try to make our franchisees' transition to OpenSalon Pro difficult or costly, which could cause our anticipated benefits or desired returns from our new back office salon management technology to decrease.
Cybersecurity incidents could result in the compromise of potentially sensitive information about our guests, franchisees, employees, vendors or company and expose us to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The normal operations of our business and our new investments in technology involve processing, transmission and storage of potentially personal information about our guests as well as employees, franchisees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations and their third-party vendors are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred at a number of large U.S. companies in recent years. Despite the security measures and processes we have in place, our efforts, and those of our third-party vendors, to protect sensitive guest, franchisee, Company and employee information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence as well. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits with the possibility of substantial damages. These laws are changing rapidly and vary among jurisdictions. Furthermore, while our franchisees are independently responsible for data security at their franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.

Our ability to franchise our company-owned SmartStyle salons and successfully operate this business is dependent on our relationship with Walmart.
At June 30, 2020, we had 2,068 SmartStyle or Cost Cutters salons within Walmart locations, including 4 salons opened during fiscal year 2020 (net of relocations). Walmart is our largest landlord, and we believe we are Walmart’s largest tenant. Our business within each of those 2,068 salons relies primarily on the traffic of visitors to the Walmart in which it is located, so our success is tied to Walmart’s success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties; to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; and to terminate the lease if the Walmart store in which it sits is closed. Furthermore, in an effort to manage traffic flow and direction during COVID-19, Walmart has elected at some stores to close one or more of its primary entryways. We have found that when the entry way nearest to our salon is closed, foot traffic in the salon is materially reduced. We are currently discussing this issue and other issues related to COVID-19 with Walmart, but there is no assurance they will be resolved. In fiscal year 2017, we began franchising select SmartStyle branded locations. Future franchising activity will require and be limited by the approval of Walmart on a location by location basis. Walmart may not give their approval to franchise some or all of our company-owned salons. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements which are contrary to our economic interests. Operating both company-owned and franchised SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart.
Recent actions by Walmart have materially impacted our SmartStyle franchise operations.
In the fourth fiscal quarter of 2020, Walmart issued a mandatory mask requirement for customers who visit their U.S. store operations. In order to enforce this requirement, Walmart has closed several entrances to its stores including entrances at the front of their brick and mortar locations where many of our SmartStyle and Cost Cutters salons are located. Although we appreciate and support Walmart’s national effort to require the use of masks by their customers their decision to close entrances located near our salons has materially reduced customer traffic and salon revenues in both our franchise and company-owned operations. We have addressed these issues directly with Walmart and are hopeful that this will prove to be a temporary policy. However, we cannot be certain when or if Walmart will reopen their store entrances. As a result, this could lead to further deterioration in, or subsequent closures of, our SmartStyle or Cost Cutters brands during the period of the pandemic or as long as Walmart continues to close these entrances or potentially expose Regis to litigation, sublease rent default exposure, or could compel the Company to pursue certain other remedies from Walmart up to or including litigation and/or termination of certain locations.
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
With 6,923 locations and approximately 9,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we or our franchisees employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company.

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
Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. All such legal actions not only could result in changes to laws and interpretations, making it more difficult to appropriately support our franchisees and, consequently, impacting our performance, but, also, such legal actions could result in expensive litigation with our franchisees, third parties or government agencies that could adversely affect both our profits and our important relations with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or the franchisee/franchisor relationship that could negatively impact the franchise business model and, accordingly, our profits.
In addition to employment and franchise laws, we are also subject to a wide range of federal, state, provincial and local laws and regulations, including those affecting public companies, product manufacture and sale, and governing the franchisee/franchisor relationship, in the jurisdictions in which we operate. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition and results of operations.
Our success depends substantially on the value of our brands.
Our success depends, in large part, on our ability to maintain and enhance the value of our brands, our customers’ connection to our brands, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity, including via social media, or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our back office management or payment systems; and illegal activity targeted at us or others. Consumer demand for our products and services and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services, which could result in lower sales and, ultimately, lower royalty income, and in turn could materially and adversely affect our business and operating results.
Premature termination of franchise agreements can cause losses.
Our franchise agreements may be subject to premature termination in certain circumstances, such as failure of a franchisee to cure a default, monetary or otherwise, a franchisee bankruptcy, or abandonment of the franchise. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which could cause us to incur significant legal fees and expenses and/or to take back and operate such salons as company-owned. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the franchise agreement. In addition, with many of our brands, we remain liable under the lease and, therefore, will be obligated to pay rent or enter into a settlement with the landlord, and we may not be made whole by the franchisee. A significant loss of franchisee agreements due to premature terminations could hurt our financial performance or our ability to grow our business.

We rely heavily on our information technology systems for our key business processes. If we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, manage our two distribution centers and other inventory and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hackers, security breaches, and natural disasters. In addition, certain of our management information systems are currently developed and maintained by external vendors, including our back office salon management system, and some are outdated or of limited functionality, not owned by the Company or not exclusively provided by the Company. The failure of our management information systems to perform as we anticipate, meet the continuously evolving needs of our business, or provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, and reputational damage. These external vendors' conduct with respect to our franchisees could also result in litigation.
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
Both our franchised and company-owned salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Supercuts salons and most of our other brands are located mainly in strip center locations, which have been significantly impacted by landlord closures due to COVID-19, and SmartStyle salons are located within Walmart Supercenters, so they are especially sensitive to Walmart traffic. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years, we have experienced substantial declines in traffic in some shopping malls in particular and traffic patterns at those salons affect our potential product sales revenues and impact the health of our brands.
In addition, we are experiencing a proliferation of alternative channels of distribution, like blow dry bars, booth rental facilities, discount brick-and-mortar and online professional products retailers, and manufacturers selling direct to consumers online, which may negatively affect our product and service revenue. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us with little advance notice. These trends could reduce the volume of traffic around our salons, and in turn, our revenues may be adversely affected.

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
Furthermore, our reputation is critical to our ability to compete and succeed. Our reputation may be damaged by negative publicity on social media or other channels regarding the quality of products or services we provide. There has been a substantial increase in the use of social media platforms, which allow individuals to be heard by a broad audience of consumers and other interested persons. Negative or false commentary regarding us or the products or services we offer may be posted on social media platforms at any time. Customers value readily available information and may act on information without further investigation or regard to its accuracy. The harm to our reputation may be immediate, without affording us an opportunity for redress or correction. Our reputation may also be damaged by factors that are mostly or entirely out of our control, including actions by a franchisee or a franchisee’s employee. If we are not able to successfully compete, our ability to grow same-store sales and increase our revenue and earnings may be impaired.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results and prevent or detect material misstatement due to fraud, which could reduce investor confidence and adversely affect the value of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. We identified an error in our quarterly financial statements related to the derecognition of goodwill associated with company-owned salons that were sold in the quarter ended December 31, 2019 that resulted in a revision to our financial statements for that quarter. As a result, we concluded that a material weakness in our internal control over the accounting for non-cash goodwill derecognition existed until the end of the quarter ended March 31, 2020, at which time the conditions causing the material weakness no longer existed and are not expected to exist. There can be no assurances that we will be able to prevent future control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline or have other potential adverse consequences.
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
We expect standardization of operating processes across our brands, marketing and products to enable us to simplify our operating model and decrease our costs and believe failure to do so could adversely impact our ability to grow revenue and realize further efficiencies within our results of operations.

Empire Education Group may be unsuccessful which could adversely affect our financial results.
In 2020, we entered into an agreement to sell our 55% ownership stake in Empire Education Group (EEG), an operator of accredited cosmetology schools to the other owner. The transaction is subject to regulatory approval before it can close, and there is no guarantee that the regulatory approval will occur, which has been delayed in part due to COVID-19. Due to poor financial performance, we fully impaired the investment in prior years. If the transaction does not close as anticipated and EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this investment. The transaction is expected to close in fiscal year 2021, at which time the Company expects to record an immaterial non-operating gain.
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
Changes to the U.S., Canadian and United Kingdom economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders and other casualty events that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns may impact our revenue.
Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns. If we do not timely identify and properly respond to evolving trends and changing consumer demands for hair care, our sales may decline. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are lower than normal prices, which could adversely impact our margins and could further adversely impact our business, financial condition and results of operations.
Operational failure at one of our distribution centers would impact our ability to distribute products.
We operate two distribution centers, one near Chattanooga, Tennessee, and one near Salt Lake City, Utah. These supply our North America company-owned salons and many of our franchisees with retail products to sell and products used during salon services. They also provide 3PL services for other third-party manufacturers for a profit. If there were a technology failure, natural disaster or other catastrophic event that caused one of the distribution centers to be inoperable, it would cause a disruption in our business and could negatively impact our revenues.
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
Insurance and other traditional risk-shifting tools may be held by or available to the Company in order to manage certain types of risks, but they are subject to terms such as deductibles, retentions, limits and policy exclusions, as well as risk of denial of coverage, default or insolvency. If we suffer unexpected or uncovered losses, or if any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits and could adversely impact our results of operations, cash flows and financial position.
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
We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. Additionally, the Chief Executive Officer's employment agreement may end before the Company's multi-year strategic transformation is complete, or before the impact of the pandemic has been stabilized. Further, any successor candidate, no matter how well-qualified, may not be successful in a post-COVID environment.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
In December 2019, the Company sold the corporate office consisting of a 139,000 square foot, two building complex in Edina, Minnesota that was owned by the Company. In March 2019, the Company signed a ten-year lease for a new corporate headquarters in Minneapolis, Minnesota, with the move to the new headquarters completed in April 2020.
The Company also operates offices in Toronto, Canada and Fremont, CA under long-term leases.
In fiscal year 2019, the Company sold its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed long-term leases to continue to operate in the locations. The Chattanooga facility utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet.
The Company also leases the premises in which approximately 92% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. Generally, these leases have a five year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
The Company operates all of its salon company-owned locations under leases or license agreements. Salons operating within strip centers, malls and Walmart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada operate under license agreements, while freestanding or shopping center locations have real property leases comparable to the Company's company-owned locations.
None of the Company's salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire or identify and secure other suitable locations. See Note 6 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

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
As of August 14, 2020, Regis had approximately 1,200 shareholders of record. The closing stock price was $9.31 per share on August 14, 2020.
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
The Peer Group consists of the following companies: Boyd Gaming Corp., Brinker International, Inc., Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Jack in the Box, Inc., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues and market capitalization and are in the beauty industry or other industries where guest service, multi-unit expansion or franchise play a part. Information regarding executive compensation will be set forth in the 2020 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2015 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 30, 2020

200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
2015
2016
2017
2018
2019
2020
Regis
S & P 500 Index - Total Returns
S & P Midcap 400 Index
Dow Jones Consumer Services Index
Peer Group

	June 30,
	2015	2016	2017	2018	2019	2020
Regis	$100.00	$79.00	$65.16	$104.95	$105.33	$51.90
S & P 500	100.00	103.99	122.60	140.23	154.83	166.45
S & P 400 Midcap	100.00	101.33	120.14	136.37	138.22	128.97
Dow Jones Consumer Services Index	100.00	101.83	118.10	141.21	160.76	172.15
Peer Group	100.00	105.05	110.14	110.55	125.61	89.82

In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million shares remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2020	2019	2018
Repurchased Shares	1,504,000	8,605,430	1,469,057
Average Price (per share)	$17.50	$17.94	$16.86
Price range (per share)	$16.25 - $18.49	$15.29 - $19.75	$15.55 - $17.90
Total	$26.4 million	$154.4 million	$24.8 million
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
4/1/20 - 4/30/20	—	$—	29,974,657	$54,573
5/1/20 - 5/31/20	—	—	29,974,657	54,573
6/1/20 - 6/30/20	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.    Selected Financial Data
Beginning with the period ended September 30, 2017, the operations of the mall-based business and International segment were accounted for as a discontinued operation. All periods presented reflect the mall-based business and International segment as a discontinued operation.
The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

	Fiscal Years
	2020	2019	2018	2017	2016

	(Dollars in thousands, except per share data)
Revenues	$669,729	$1,069,039	$1,235,479	$1,292,800	$1,314,762
Operating (loss) income (1)	(145,338)	(22,119)	(5,139)	12,550	21,865
(Loss) income from continuing operations (1)	(172,194)	(20,122)	59,621	(3,295)	(8,085)
(Loss) income from continuing operations per diluted share	$(4.79)	$(0.48)	$1.27	$(0.07)	$(0.17)

	June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Total assets, including discontinued operations	$1,342,794	$682,837	$856,735	$1,011,488	$1,036,761
Long-term debt, including current portion	206,395	119,810	90,000	120,599	120,435
_______________________________________________________________________________
(1)The following significant items affected each of the years presented:
•During fiscal year 2020, the Company recorded a $40.2 million non-cash goodwill impairment charge, a $22.6 million non-cash long-lived asset impairment charge (See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this form 10-K), a loss on the sale of salons to franchisees of $27.3 million and the results were materially impacted by the COVID-19 pandemic.

•During fiscal year 2019, the Company recorded a $21.8 million restructuring charge related to TBG mall locations (See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this form 10-K), $4.6 million of non-cash fixed asset impairment charges and $2.9 million of net gain on salons sold to franchisees.
•During fiscal year 2018, the Company recorded a $68.1 million income tax benefit resulting from the federal rate reduction and a partial release of the U.S. valuation allowance as a result of the Tax Cuts and Jobs Act (the “Tax Act”), $41.2 million ($32.5 million, net of taxes) of expenses associated with the January 2018 SmartStyle portfolio restructure and other related costs, $11.1 million of non-cash fixed asset impairment charges, $8.0 million of gain on company-owned life insurance policies, and $2.7 million ($2.2 million, net of taxes) of severance expense related to terminations.
•During fiscal year 2017, the Company recorded $7.9 million of non-cash fixed asset impairment charges, $8.4 million of severance expense related to the termination of former executive officers including the Company's Chief Executive Officer, $7.7 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and $5.3 million of expense for a one-time non-cash inventory expense related to salon tools.
•During fiscal year 2016, the Company recorded a $13.0 million other than temporary non-cash impairment charge to fully impair its investment in EEG, $10.5 million of non-cash fixed asset impairment charges and $7.9 million of non-cash tax expense related to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes.

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
BUSINESS DESCRIPTION
Regis Corporation (RGS) franchises, owns and operates beauty salons. As of June 30, 2020, the Company franchised, owned or held ownership interests in 6,923 worldwide locations. Our locations consisted of 6,841 system-wide North American and International salons, and in 82 locations we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services. As of June 30, 2020, we had approximately 9,000 corporate employees worldwide. See discussion within Part I, Item 1.
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to TBG. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American salons to the Company. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K, as the results of operations for the mall-based business and International segment are accounted for as a discontinued operation for all periods presented.
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
As part of the Company's strategic transition to a fully-franchised model, the Company is selling salons to franchisees. The impact of these transactions are as follows:

	Fiscal Years			Increase (Decrease)
	2020	2019	2018	2020	2019

	(Dollars in thousands)
Salons sold to franchisees (1)	1,475	767	1,582	708	(815)
Cash proceeds received	$91,616	$94,787	$11,582	$(3,171)	$83,205

Gain on sale of venditions, excluding goodwill derecognition	$49,660	$69,973	$4,140	$(20,313)	$65,833
Non-cash goodwill derecognition	(76,966)	(67,055)	(3,899)	(9,911)	(63,156)
(Loss) gain from sale of salon assets to franchisees, net	$(27,306)	$2,918	$241	$(30,224)	$2,677
____________________________________________________________________________
(1) Fiscal year 2018 includes the mall salons transferred to The Beautiful Group for no proceeds.

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
The Company realigned its field leadership team beginning in the first quarter of fiscal year 2018. An outcome of this reorganization is that the costs associated with senior district leaders were moved out of cost of goods sold and site operating expense and into G&A. This change affected one month of comparability during the fiscal year ended June 30, 2018. The estimated impact of the field reorganization (decreased) increased Cost of Service, Site Operating expense and General and Administrative expense by $(2.4), $(0.4) and $2.8 million, respectively, for fiscal year 2018. This expense classification does not have a financial impact on the Company's reported operating loss, reported net (loss) income or cash flows from operations.
COVID-19 Impact:
During the second half of fiscal year 2020, the global coronavirus pandemic (COVID-19) had an adverse impact on our operations, including the closure of all company-owned salons and almost all franchise locations from March 2020 due to government mandates. Salons continued to be closed until April 23, 2020 when franchise salons began re-opening slowly, as government, state and local restrictions eased. As of June 30, 2020, approximately 87% of franchise salons were open. Company-owned salons were closed through May 21, 2020 and are gradually re-opening. As of June 30, 2020, approximately 54% of company-owned salons were open. As salons re-open, the Company is taking additional measures across its portfolio of franchise and company-owned salons to facilitate customer and employee safety. As a result, COVID-19 has and will continue to negatively affect revenue and profitability. To offset the loss of revenue, in April 2020, we implemented a furlough program for a majority of the workforce across the corporate office, field support, and distribution centers; and reductions in the pay for executives and other working employees. The furlough program was in effect for the majority of the fiscal fourth quarter. Despite actions taken to resume business operations, COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could potentially prolong and intensify the impact of the global crisis on our business.
The economic disruption due to COVID-19 was determined to be a triggering event and as a result, management assessed its long-term assets, including long-lived salon assets, right of use assets, goodwill and other intangibles for impairment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion on the pandemic.

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

System-wide same-store sales (1) by concept are detailed in the table below:

	Fiscal Years
	2020	2019	2018
SmartStyle	(5.5)%	1.0%	(0.2)%
Supercuts	(4.2)	(0.2)	1.9
Signature Style	(3.7)	(0.8)	0.5
Total, excluding TBG mall-locations	N/A	(0.1)	N/A
TBG mall-locations	N/A	(4.5)	N/A
Total	(4.4)%	(0.5)%	0.9%
____________________________________________________________________________
(1)System-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year (including TBG mall locations in 2019) that were open on a specific day of the week during the current period and the corresponding prior period. TBG salons were not a franchise locations in 2018 or 2020 so they are by definition excluded from same-store sales in 2018 and 2020. Year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2020	2019	2018	2020	2019	2018	2020	2019

	(Dollars in millions)			% of Total Revenues (1)			Basis Point (Decrease) Increase
Service revenues	$331.5	$749.7	$899.3	49.5%	70.1%	72.8%	(2,060)	(270)
Product revenues	137.6	225.6	258.7	20.5	21.1	20.9	(60)	20
Franchise royalties and fees	73.4	93.8	77.4	11.0	8.8	6.3	220	250
Franchise rental income	127.2	—	—	19.0	—	—	N/A	N/A

Cost of service (2)	222.3	452.8	530.6	67.1	60.4	59.0	670	140
Cost of product (2)	84.7	128.8	140.6	61.6	57.1	54.3	450	280
Site operating expenses	71.5	141.0	154.1	10.7	13.2	12.5	(250)	70
General and administrative	131.0	177.0	174.0	19.6	16.6	14.1	300	250
Rent	76.4	131.8	183.1	11.4	12.3	14.8	(90)	(250)
Franchise rent expense	127.2	—	—	19.0	—	—	N/A	N/A
Depreciation and amortization	37.0	37.8	58.2	5.5	3.5	4.7	200	(120)
Long-lived asset impairment	22.6	—	—	3.4	—	—	N/A	N/A
TBG restructuring	2.3	21.8	—	0.3	2.0	—	(170)	200
Goodwill impairment	40.2	—	—	6.0	—	—	N/A	N/A

Operating loss	(145.3)	(22.1)	(5.1)	(21.7)	(2.1)	(0.4)	(1,960)	(170)

Interest expense	(7.5)	(4.8)	(10.5)	(1.1)	(0.4)	(0.8)	(70)	40
(Loss) gain from sale of salon assets to franchisees, net	(27.3)	2.9	0.2	(4.1)	0.3	—	(440)	30
Interest income and other, net	3.4	1.7	5.2	0.5	0.2	0.4	30	(20)

Income tax benefit (3)	4.6	2.1	69.8	2.6	9.6	685.0	N/A	N/A

Income (loss) from discontinued operations, net of taxes	0.8	5.9	(53.2)	0.1	0.6	(4.3)	(50)	490
____________________________________________________________________________
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

Fluctuations in major revenue categories, operating expenses and other income and expense were as follows:
Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Franchise salons:
Product excluding TBG	$50,411	$42,915	$34,638
TBG product	2,010	16,990	19,065
Total franchise product	52,421	59,905	53,703
Royalties and fees	73,402	93,761	77,394
Franchise rental income	127,203	—	—
Total, Franchise salons	253,026	153,666	131,097
Franchise same-store sales (decrease) increase (1)	(4.4)%	0.3%	2.1%

Company-owned salons:
SmartStyle	$203,361	$208,531	$283,942
Supercuts	54,121	383,380	463,644
Signature Style	159,221	323,462	356,796
Total, Company-owned salons	416,703	915,373	1,104,382
Company-owned salon same-store sales (decrease) increase (2)	(4.4)%	(0.4)%	0.4%

Consolidated revenues	$669,729	$1,069,039	$1,235,479
Percent change from prior year	(37.4)%	(13.5)%	(4.4)%
_______________________________________________________________________________
(1)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal year franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal years 2018 or 2020 so by definition they are not included in franchise same-store sales in 2018 or 2020. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal years 2018 and 2020.
(2)Company-owned same-store sales are calculated as the total change in sales for company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal year company-owned same-store sales are the sum of company-owned same-store sales computed on a daily basis. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Company-owned same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Fiscal Year Ended June 30, 2020 Compared with Fiscal Year Ended June 30, 2019
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising fees and rental income.
Consolidated revenue decreased $399.3 million, or 37.4%. Service revenue and product revenue decreased $418.1 million and $88.0 million, respectively. The decline in service and product revenue is primarily the result of the Company's sale of salons to franchisees and the government-mandated salon closures in the fourth quarter. During fiscal year 2020, 1,448 salons were sold to franchisees, net of buy backs and 487 and 62 system-wide salons were closed and constructed, respectively (2020 Net Salon Count Changes). The impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $412.4 million. Additionally, the decline in revenue was a result of the temporary closure of all franchise and company-owned salons in the fourth quarter due to the COVID-19 pandemic. Royalties and fees decreased $20.4 million due to the refunding of $14.9 million of previously collected contributions to the cooperative advertising funds. Additionally, as a result of the Company's adoption of Topic 842, the Company now records revenue related to franchise leases and this adoption resulted in $127.2 million increase in franchise rental income for the year.
Service Revenues
The decrease of $418.1 million, or 55.8%, in service revenues during fiscal year 2020 was primarily due to 2020 Net Salon Count Changes. The impact to service revenue due to the sale of salons to franchisees and closure of salons was $350.8 million. Additionally, the temporary closure of salons in the fourth quarter and company-owned same-store service sales decreases also contributed to the decrease in service revenue. The company-owned same-store service sales decrease of 3.3% during fiscal year 2020 was primarily due to a 7.4% decrease in same-store guest transactions, partially offset by an increase of 4.1% in average ticket price.
Product Revenues
The decrease of $88.0 million, or 39.0%, in product revenues during fiscal year 2020 was primarily due to 2020 Net Salon Count Changes. The impact to product revenue due to the sale of salons to franchisees and closure of salons was $61.6 million. Company-owned same-store product sales decrease of 8.7% and the temporary closure of salons in the fourth quarter also contributed to the decrease in product sales. For fiscal year 2020, the decrease in company-owned same-store product sales was the result of a decrease in company-owned same-store transactions of 12.8%, partially offset by an increase in average ticket price of 4.1%.
Royalties and Fees
The decrease of $20.4 million, or 21.7%, in royalties and fees for fiscal year 2020 was primarily due to the refunding of $14.9 million of previously collected contributions to the cooperative advertising funds to provide temporary relief to our franchisees and the decline in royalties in the fourth quarter is due to government-mandated salon closures. Total franchised locations open at June 30, 2020 were 5,209 as compared to 3,951 at June 30, 2019.
Franchise Rental Income
The increase of $127.2 million in franchise rental income is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.
Cost of Service
The 670 basis point increase in cost of service as a percent of service revenues during fiscal year 2020 was due to higher minimum wage and commissions and inefficient stylist hours.
Cost of Product
The 450 basis point increase in cost of product as a percent of product revenue during fiscal year 2020 was primarily due to the shift into lower margin wholesale product sales. Margins on retail product sales were 47.6% and 50.8% for fiscal years 2020 and 2019, respectively. Margins on wholesale product sales were 23.6% and 21.2% for fiscal years 2020 and 2019, respectively. The increase in wholesale product margins in fiscal year 2020 were primarily driven by lower sales to TBG.

Site Operating Expenses
The decrease of $69.5 million, or 49.3%, in site operating expenses during fiscal year 2020 was due to a net reduction in company-owned salon counts, a decrease in cooperative advertising expense and a decrease in marketing spend. Salons sold to franchisees and closed salons accounted for $37.8 million of the decline. The Company records advertising expense as the contributions are received as it has an obligation to spend the funds to support the brands. In fiscal year 2020, the Company refunded $14.9 million in advertising fees that were previously collected to provide temporary relief to our franchisees. Marketing expense declined as part of our strategic shift to a full-franchised business model.
General and Administrative
The decrease of $46.1 million, or 26.0%, in general and administrative during fiscal year 2020 was primarily due to lower administrative and field management salaries due in part to the Company's furlough program in response to the COVID-19 pandemic and reductions in headcount as we align our cost structure with our transition to an asset-light franchise model. Stock compensation benefits associated with a change in performance awards assumptions also contributed to the decrease year over year.
Rent
The decrease of $55.4 million, or 42.1%, in rent expense during fiscal year 2020 was primarily due to the net reduction in salon counts associated with the Company's franchise strategy. Additionally, two months of rent abatement from Walmart and a decline in percentage rent, both due to COVID-19 salon closures, also contributed to the decline, but were partially offset by rent inflation.
Franchise Rent Expense
The increase in franchise rent expense is due to the adoption of Topic 842 in fiscal year 2020. Prior to the adoption, the Company recorded franchise rental income and expense on a net basis.
Depreciation and Amortization
The decrease of $0.9 million, or 2.4%, in depreciation and amortization during fiscal year 2020 was primarily due to the net reduction in company-owned salon counts, partially offset by an intangible asset impairment of $2.5 million.
Long-Lived Asset Impairment
In fiscal year 2020, the Company recorded a long-lived asset impairment charge of $22.6 million which included a right of use asset impairment of $17.4 million. Prior to the Adoption of ASC 842 in fiscal year 2020, we did not record a right of use asset so there was no impairment consideration. Additionally, salon asset impairment increased in fiscal year 2020.
TBG Mall Restructuring
In fiscal year 2020, the Company incurred professional fees associated with acquiring salons from TBG. In fiscal year 2019, the Company recorded a reserve against a note receivable of $8.0 million and accounts receivables of $12.7 million due from TBG primarily for inventory shipments.
Goodwill Impairment
In fiscal year 2020, Company recorded $40.2 million of goodwill impairment related to the Company-owned reporting unit. The Company's forecasted cash flows for company-owned salons decreased significantly due to the impact of the COVID-19 pandemic. As a result, the carrying value of the Company-owned reporting unit exceeded its fair value resulting in a full impairment of goodwill.
Interest Expense
The increase of $2.7 million in interest expense for fiscal year 2020 was primarily due to interest charges associated with the Company's long-term financing liabilities and the interest associated with the additional borrowing in fiscal year 2020.

(Loss)/Gain from sale of salon assets to franchisees, net
In fiscal year 2020, the loss from sale of salon assets to franchisees was $27.3 million, including non-cash goodwill derecognition of $77.0 million. In fiscal year 2019, the gain from sale of salon assets to franchisees was $2.9 million, including non-cash goodwill derecognition of $67.1 million. The decrease year over year is due to lower proceeds per salon sold in fiscal year 2020 compared to fiscal year 2019 as the Company sold more Supercuts salons in fiscal year 2019, which typically vendition for greater proceeds than other concepts. In fiscal year 2020, average proceeds per salon were $62.1 thousand compared to $123.6 thousand in fiscal year 2019.
Interest Income and Other, net
The increase of $1.6 million, or 93.9%, in interest income and other, net during fiscal year 2020 was primarily due to the gain on the sale of the Company's headquarters of $2.5 million, partially offset by a decline in interest income.
Income Taxes
During fiscal year 2020, the Company recognized a tax benefit of $4.6 million, with a corresponding effective tax rate of 2.6% as compared to recognizing tax benefit of $2.1 million, with a corresponding effective tax rates of 9.6% during fiscal year 2019.
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income from Discontinued Operations
Income from discontinued operations decreased $5.1 million, or 85.9%, during fiscal year 2020, due to the lapping of income tax benefits associated with the wind-down and transfer of legal entities related to discontinued operations recognized in the second quarter of fiscal year 2019, partially offset by beneficial actuarial adjustments recognized in the current year.
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Service revenue decreased $149.7 million, or 16.6%, primarily due to the sale of salons to franchisees and a decline in company-owned same-store service sales of 0.3%. The Company closed 133 company-owned salons, constructed (net of relocations) 10 company-owned salons and sold (net of buybacks) 735 company-owned salons during fiscal year 2019 (2019 Net Salon Count Changes). Product revenue decreased $33.1 million or 12.8% due to lower sales to TBG and a system-wide decline of retail sales of 2.4% excluding TBG. Partially offsetting these decreases was an increase in royalty and fee revenue of $16.4 million, or 21.1%, due to the net addition of 644 non-TBG franchisees during the year.
Service Revenues
The $149.7 million decrease in service revenues during fiscal year 2019 was primarily due to the 2019 Net Salon Count Changes and a decrease in company-owned same-store service sales of 0.3%, which was primarily a result of a 4.7% decrease in same-store guest visits, partially offset by a 4.4% increase in average ticket price. Service revenues were also unfavorably impacted by a cumulative adjustment in the prior year related to discontinuing a piloted loyalty program that occurred in the prior year.
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
General and Administrative
General and administrative expense increased by $3.0 million during fiscal year 2019 primarily due to an $8.0 million gain in the prior year associated with life insurance proceeds, increased stock compensation and professional fees, partially offset by lower administrative, corporate and field salaries and bonuses.
Rent
Rent expense decreased by $51.3 million during fiscal year 2019 primarily due to lease termination fees and other related closure costs associated with the January 2018 SmartStyle portfolio restructure and the 2019 Net Salon Count Changes, partially offset by rent inflation.
Depreciation and Amortization
Depreciation and amortization expense decreased $20.4 million during fiscal year 2019, primarily due to costs in the prior year associated with returning certain SmartStyle locations to their pre-occupancy condition in connection with the January 2018 SmartStyle restructuring and lower depreciation due to a reduced salon base and lower salon asset impairments.
TBG Mall Restructuring
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
Gain from sale of salon assets to franchisees, net

In fiscal year 2019, the gain from sale of salon assets to franchisees was $2.9 million, including non-cash goodwill derecognition of 67.1 million. In fiscal year 2018, the gain from the sale of salons assets to franchisees was $0.2 million, including $3.9 million of non-cash goodwill derecognition.
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
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income (Loss) from Discontinued Operations
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

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements in in Part II, Item 8, of this Form 10-K. Significant results of operations are discussed below with respect to each of these segments.

Franchise Salons

	Fiscal Years
	2020	2019	2018	2020	2019

	(Dollars in millions)			Increase (Decrease)
Revenue
Product	$50.4	$42.9	$34.6	$7.5	$8.3
Product sold to TBG	2.0	17.0	19.1	(15.0)	(2.1)
Total Product	$52.4	$59.9	$53.7	$(7.5)	$6.2
Royalties and fees (1)	73.4	93.8	77.4	(20.4)	16.4
Franchise rental income	127.2	—	—	127.2	—
Total franchise salons revenue (2)	$253.0	$153.7	$131.1	$99.4	$22.6

Franchise same-store sales (3)	(4.4)%	0.3%	2.1%

Operating income	$35.2	$36.4	$34.0	$(1.2)	$2.4
Operating (loss) income from TBG	(2.3)	(20.2)	1.6	17.9	(21.9)
Total operating income (2)	$32.9	$16.1	$35.6	$16.7	$(19.5)
_______________________________________________________________________________
(1)Includes $1.6 million and $1.2 million of royalties related to TBG during the fiscal years 2019 and 2018, respectively.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal years 2018 or 2020 so by definition they are not included in franchise same-store sales in 2018 or 2020. TBG same-store sales are excluded from fiscal year 2019 same-store sales to be comparative to fiscal years 2018 and 2020.

Franchise same-store sales by concept are detailed in the table below:

	Fiscal Years
	2020	2019	2018
SmartStyle	(9.7)%	(5.6)%	(3.0)%
Supercuts	(4.0)%	0.8%	2.1%
Signature Style	(3.5)%	0.1%	2.1%
Total	(4.4)%	0.3%	2.1%

Fiscal Year Ended June 30, 2020 Compared with Fiscal Year Ended June 30, 2019
Franchise Salon Revenues
Franchise salon revenues increased $99.4 million during fiscal year 2020, excluding franchise rental income recorded as a result of the adoption of Topic 842, franchise salon revenues decreased $27.8 million compared to the prior comparable period. The decrease was due to the refund of previously collected contributions to the cooperative advertising funds, a waiver of fourth quarter advertising fees, as well as franchise product sales to TBG. Royalties were flat year over year despite the increase in franchise salon count, due to the fourth quarter government-mandated salon closures. Franchisees purchased (net of Company buybacks) 1,448 salons from the Company and constructed (net of relocations) and closed 47 and 237 franchise-owned salons, respectively.
Franchise Salon Operating Income
During fiscal year 2020, Franchise salon operations generated operating income of $32.9 million, an increase of $16.7 million compared to the prior comparable period. The increase was primarily due to the decrease in TBG mall restructuring costs.
Cash Generated from Salons Sold to Franchisees
During fiscal years 2020 and 2019, the Company generated $91.6 million and $94.8 million of cash respectively, from the sale of company-owned salons to franchisees. The decrease is due to lower proceeds per salon sold partially offset by an increase in the number of salons sold.
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
Franchise Salon Operating Income
Franchise salon operating income excluding TBG increased $2.4 million due to higher product and royalty revenue as a result of the increase in franchise salon count. Franchise salon operating income including TBG, decreased $19.5 million during fiscal year 2019 due to the TBG restructuring charge of $21.8 million related primarily to notes and accounts receivable reserves.
Cash Generated from Salons Sold to Franchisees
During fiscal years 2019 and 2018, the Company generated $94.8 million and $11.6 million of cash respectively, from the sale of company-owned salons to franchisees.

Company-owned Salons

	Fiscal Years
	2020	2019	2018	2020	2019

	(Dollars in millions)			Increase (Decrease)
Total revenue	$416.7	$915.4	$1,104.4	$(498.7)	$(189.0)
Company-owned same-store sales	(4.4)%	(0.4)%	0.4%	(400 bps)	(80 bps)

Operating (loss) income	$(96.1)	$58.3	$50.5	$(154.4)	$7.8
Salon counts	1,632	3,108	3,966

	Fiscal Years
	2020	2019	2018
SmartStyle	(4.4)%	1.5%	0.3%
Supercuts	(5.3)%	(2.3)%	1.7%
Signature Style	(4.0)%	(1.3)%	(0.2)%
Total	(4.4)%	(0.4)%	0.4%

Fiscal Year Ended June 30, 2020 Compared with Fiscal Year Ended June 30, 2019
Company-owned Salon Revenues
Company-owned salon revenues decreased $498.7 million in fiscal year 2020, primarily due to the closure of a net 250 salons and the sale of 1,448 company-owned salons (net of buybacks) to franchisees during the year and the government-mandated temporary closure of our salons in third and fourth quarters due to the COVID-19 pandemic. The decreases were also due to company-owned same-store sale decrease of 4.4%. The company-owned same-store sales decrease was due to a decrease of 7.7% in same-store guest transactions, which were negatively impacted by the COVID-19 pandemic. This decrease was partially offset by an increase of 3.3% in average ticket prices.
Company-owned Salon Operating (Loss) Income
During fiscal year 2020, the company-owned salon operations incurred an operating loss of $96.1 million, compared to operating income of $58.3 million in the prior comparable period. The decrease was primarily due to the $71.9 million reduction in operating income due to the reduction in company-owned salons, the recording of a $40.2 million goodwill impairment charge due to the economic disruption of COVID-19, the closure of company-owned salons due to the COVID-19 pandemic, same-store sales decline and the right of use asset impairment. These declines were partially offset by an overall decline in general and administrative expense and marketing spend.
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Company-owned Salons Revenues
Company-owned salon revenues decreased $189.0 million in fiscal year 2019, primarily due to the 2019 Net Salon Count Changes and same-store sales decrease of 0.4%. The same-store sales decrease was due to a 4.7% decrease in same-store guest visits, partially offset by a 4.3% increase in average ticket price.
Company-owned Salon Operating Income
Company-owned salon operating income increased $7.8 million during fiscal year 2019, primarily due to the January 2018 SmartStyle portfolio restructure consisting of lease termination and other related closure costs and costs associated with returning the salons to pre-occupancy condition, and field general and administrative savings primarily due to lower headcount. These increases were partially offset by the 2019 Net Salon Count Changes, state minimum wage increases, rent inflation and marketing investments.

Corporate
Fiscal Year Ended June 30, 2020 Compared with Fiscal Year Ended June 30, 2019
Corporate Operating Loss (1)
Corporate operating loss of $82.1 million decreased $14.5 million during fiscal year 2020, primarily driven by lower general and administrative salaries and stock compensation benefits associated with a change in performance awards assumptions during the year, partially offset by the prior year's franchise convention cost, which was recorded as Corporate expenses in fiscal year 2020 compared to Franchise expense in fiscal year 2019.
Fiscal Year Ended June 30, 2019 Compared with Fiscal Year Ended June 30, 2018
Corporate Operating Loss (1)
Corporate operating loss of $96.6 million increased $5.3 million during fiscal year 2019 primarily driven by a prior year gain of $8.0 million associated with life insurance proceeds, partially offset by savings realized from Company initiatives, including lowering headcount and lower incentive compensation.
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
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salons sold to franchisees, and our borrowing agreements are our most significant sources of liquidity.
As of June 30, 2020, cash and cash equivalents were $113.7 million, with $110.9, $2.6 and $0.2 million within the United States, Canada and Europe, respectively.
The Company has a credit agreement which provides for a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $96.5 million was available as of June 30, 2020. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's response to the COVID-19 pandemic, as well as its multi-year strategic plan as discussed within Part I, Item 1.

Cash Flows
Cash Flows (Used In) Provided by Operating Activities
During fiscal year 2020, cash used in operating activities was $86.4 million. Cash from operations declined due to lower revenues and margins and the refunding of the cooperative advertising funds to Franchisees as a direct result of the COVID-19 pandemic, as well as lower same-store sales, partially offset by the elimination of certain general and administrative costs.
During fiscal year 2019, cash used in operating activities was $17.5 million, primarily as a result of a decline in Company-owned operating margin, strategic investment in new retail product lines and planned strategic G&A investments to enhance the Company's franchisor capabilities and support the increase in volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.
During fiscal year 2018, cash provided by operating activities was $2.6 million, primarily due to operating margin, partially offset by the payment of lease termination and other related closure costs associated with the Company's January 2018 SmartStyle portfolio restructures.
Cash Flows from Investing Activities
During fiscal year 2020, cash provided by investing activities of $61.0 million was primarily from cash proceeds from sale of salon assets of $91.6 million and the sale of the Company's headquarters of $9.0 million, partially offset by capital expenditures of $37.5 million.

During fiscal year 2019, cash provided by investing activities of $87.8 million was primarily from cash proceeds from sale of salon assets of $94.8 million and proceeds from company-owned life insurance policies of $24.6 million, partially offset by capital expenditures of $31.6 million.
During fiscal year 2018, cash used in investing activities of $1.1 million was primarily from capital expenditures of $30.7 million, partially offset by cash proceeds from company-owned life insurance policies of $18.1 million and cash proceeds from sale of salon assets of $11.6 million.
Cash Flows from Financing Activities
During fiscal year 2020, cash provided by financing activities of $56.2 million was primarily due to the net $87.5 million draw on the Company's line of credit and the repurchase of common stock of $28.2 million.
During fiscal year 2019, cash used in financing activities of $126.7 million was primarily for repurchase of common stock of $152.7 million and employee taxes paid for shares withheld of $2.5 million, partially offset by proceeds from the sale and leaseback of the Company's distribution centers of $28.8 million.
During fiscal year 2018, cash used in financing activities of $62.2 million was primarily for repayments of long-term debt relating to the 5.5% senior term notes of $124.2 million, repurchase of common stock of $24.8 million, employee taxes paid for shares withheld of $2.4 million and settlement of equity awards of $0.8 million, partially offset by borrowings on the revolving credit facility of $90.0 million.
Financing Arrangements
Financing activities are discussed in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consists of the following:

		June 30,
	Maturity Dates	2020	2019	2020	2019

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)
Revolving credit facility	2023	5.50%	3.65%	$177,500	$90,000
Long-term financing lease liability	2034	3.30%	3.30%	16,773	17,354
Long-term financing lease liability	2034	3.70%	3.70%	11,208	11,556
				$205,481	$118,910

As of June 30, 2020 and 2019, the Company had $177.5 and $90 million, respectively, of outstanding borrowings under a $295.0 million revolving credit facility. The five-year revolving credit facility expires in March 2023 and includes a minimum liquidity covenant of not less than $75.0 million, provides the Company's lenders security in substantially all of the Company's assets, adds additional guarantors and grants a first priority lien and security interest to the lenders in substantially all of the Company’s and the guarantors’ existing and future property. The revolving credit facility includes a $30.0 million sub-facility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $115.0 million under certain circumstances. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit.
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
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2020	62.0%	3,520
2019	26.8%	1,120
2018	15.6%	(400)
_______________________________________________________________________________

(1)Represents the basis point change in debt to capitalization as compared to prior fiscal year-end.
The basis point increase in the debt to capitalization ratio as of June 30, 2020 compared to June 30, 2019 was primarily due to the increase in the Company's borrowings.
The basis point increase in the debt to capitalization ratio as of June 30, 2019 compared to June 30, 2018 was primarily due to the repurchase of $8.6 million shares of common stock for $152.7 million.
Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2020:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years

		(Dollars in thousands)
On-balance sheet:
Debt obligations	$177,500	$—	$177,500	$—	$—
Finance lease liabilities (1)	29,235	1,974	4,028	4,136	19,097
Other long-term liabilities	7,014	1,114	1,707	1,329	2,864
Operating lease obligations (1)(2)	933,115	166,635	283,019	224,856	258,605
Total	$1,146,864	$169,723	$466,254	$230,321	$280,566
_______________________________________________________________________________
(1)The total lease liability does not include interest. Payments due by period are the payments due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the liability.
(2)Upon adoption of ASC 842 in fiscal year 2020, the operating leases were recorded on the balance sheet so there are no off-balance sheet liabilities.
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our revolving credit facility at June 30, 2020.

Finance lease liabilities are related to sale and leaseback transactions for two distribution centers at June 30, 2020.
Other long-term liabilities of $7.0 million include $4.4 million related to a Non-qualified Deferred Salary Plan and a salary deferral program of $2.6 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees.
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. The Company has not experienced any material losses as a result from these arrangements; however, the COVID-19 pandemic may result in an increase in defaults which may be material.
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
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. See Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2020, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Off-Balance Sheet Arrangements
Interest payments on long-term debt are calculated based on the revolving credit facility's rates. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect will result in a material liability.
We do not have other unconditional purchase obligations or significant other commercial commitments such as standby repurchase obligations or other commercial commitments.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2020. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2020 , the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2020, the Company repurchased 1.5 million shares for $26.4 million. As of June 30, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained outstanding under the approved stock repurchase program.

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
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
Goodwill
As of June 30, 2020 and 2019, the Company-owned reporting unit had $0.0 and $117.8 million of goodwill, respectively, and the Franchise reporting unit had $227.5 and $227.9 million of goodwill, respectively. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company’s operating segments. The goodwill assessment involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (Step 1). If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit.
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (Step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
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
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, corporate-owned and franchise salon counts, proceeds from the sale of company-owned salons to franchisees and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K

Long-Lived Assets, Excluding Goodwill
The Company assesses impairment of long-lived salon and right of use assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. The first step is to assess recoverability and in doing that the undiscounted cash flows are compared to the carrying value. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group are estimated using a market participant model based on the best information available, including salon level revenues and expenses. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2020. The impairment is allocated to long-lived assets based on relative carrying value, but not impaired below fair value. Long-lived property and equipment asset impairment charges related to continuing operations of $3.9, $4.6 and $11.1 million were recorded during fiscal years 2020, 2019 and 2018, respectively in Depreciation and Amortization in the Consolidated Statement of Operations. A long-lived asset, including right of use and salon property and equipment, impairment charge of $22.6 million was recorded during fiscal year 2020 and is separately stated on Consolidated Statement of Operations. Of the total $22.6 million long-lived asset impairment charge, $17.4 million was allocated to the right of use asset and $5.2 million was allocated to salon property and equipment.
Judgments made by management related to the expected useful lives of salon long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors, such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. Right of use asset values are impacted by market rent rates. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize material impairment charges.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
The Company has a valuation allowance on its deferred tax assets amounting to $122.4 and $70.7 million at June 30, 2020 and 2019, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2020 are as follows:
•In connection with the Coronavirus Aid, Relief and Economic Security Act (CARES Act), Net Operating Losses (NOLs) resulting from accounting periods which straddled December 31, 2017 are now considered definite-lived NOLs. Therefore, the Company established a valuation allowance against the U.S. NOLs generated during its fiscal year 2018 and recorded a net tax expense of $14.7 million.
•The Company determined that it no longer had sufficient U.S. indefinite-lived taxable temporary differences to support realization of its U.S. indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate indefinite-lived NOLs. As a result, the Company recorded an additional $17.0 million valuation allowance on its U.S. federal indefinite-lived deferred tax assets.
•The Company recognized a capital loss and established a corresponding valuation allowance of $14.9 million on investment outside basis previously impaired for financial accounting purposes.

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
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, specifically the revolving credit facility, which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related changes in the Canadian dollar and to a lesser extent the British pound. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. In the past, the Company has used interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and adjusts in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2020, the Company had outstanding variable rate debt of $177.5 million. As of June 30, 2020, the Company did not have any outstanding interest rate swaps.
Foreign Currency Exchange Risk:
Over 92% of the operations are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and to a lesser extent the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2020, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2020, 2019 and 2018, the foreign currency (loss) gain included in (loss) income from continuing operations was $(0.1), $0.1 and $(0.1) million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Regis Corporation and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of July 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment as of March 31, 2020 – Franchise Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $227.5 million as of June 30, 2020, which is fully attributed to the Franchise reporting unit. Management assesses goodwill impairment on an annual basis as of April 30, 2020, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter of fiscal year 2020, the Company determined a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill. This determination was made considering the reduced sales and profitability projections for the reporting unit, driven by the COVID-19 pandemic and related economic disruption. As a result of the triggering event impairment testing, the Franchise reporting unit was determined to have a fair value that exceeded carrying value by approximately 50 percent. The fair value of the Franchise reporting unit was determined based on a combination of a discounted cash flow model and a market model. The significant assumptions used in determining fair value for the March 31, 2020 assessment were the, number of salons to be sold to franchisees and the discount rate. Management subsequently updated the triggering event impairment assessment with its annual impairment test of the Franchise reporting unit as of April 30, 2020.

The principal considerations for our determination that performing procedures relating to the goodwill triggering event impairment assessment of the Franchise reporting unit is a critical audit matter are the significant judgment by management when determining the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s discounted cash flow model (ii) significant assumptions related to the number of salons to be sold to franchisees and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s triggering event goodwill impairment assessment for the Franchise reporting unit, including controls over the valuation of the Franchise reporting unit. These procedures also included, among others,(i) testing management’s process for determining fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management relating to the number of salons to be sold to franchisees and the discount rate. Evaluating management’s assumption related to the number of existing franchised salons and the number of salons to be sold to franchisees involved evaluating whether the assumption used by management were reasonable considering current and past performance of the reporting unit and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted future cash flow model and the discount rate assumption.

Right of Use Asset Impairment Assessment for the Salon Asset Groups

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated Right of Use Asset (ROUA) balance was $786.2 million as of June 30, 2020. As a result of COVID-19 and the related store closures that occurred during the fourth fiscal quarter of 2020, management determined that a triggering event had occurred and was required to perform a quantitative impairment assessment in the fourth fiscal quarter fiscal 2020. The Company first assessed all of its salon asset groups, which included the ROU assets, to determine if the carrying value was recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the asset group exceeds its fair value. As described by management, the results of this assessment indicated that the estimated fair value of a portion of the Company’s salon asset groups did not exceed the carrying value and an impairment charge was recorded in the amount of $17.4 million to the ROUA balance. The fair value of the salon asset groups were determined from the perspective of a market participant considering various factors. The significant judgments and assumptions used in determining the fair value of the salon asset groups were the market rent of comparable properties based on recently negotiated leases as applicable, asset group’s projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and a discount rate. The Company engaged a third-party valuation specialist to assist with significant inputs and assumptions utilized in the measurement of the impairment loss.

The principal considerations for our determination that performing procedures relating to the ROUA impairment assessment of the salon asset groups that failed the long-lived asset recoverability test is a critical audit matter are the significant judgement by management when developing the fair value measurement of the asset groups, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s methods and calculations and, (ii) significant judgments and assumptions related to the market rent of comparable properties based on recently negotiated leases as applicable, asset group’s projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s ROUA impairment assessment, including controls over the valuation of the salon asset groups. These procedures also included, among others, (i) testing management’s process for developing the fair value of the salon asset groups; (ii) evaluating the appropriateness of the market participant approach methods; (iii) testing the completeness, accuracy, and relevance of underlying data used in the estimates; and (iv) evaluating the significant judgments and assumptions used by management, which are the market rent of comparable properties based on recently negotiated leases, as applicable, asset group’s projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and the discount rate. Evaluating management’s judgments and assumptions relating to market rent of comparable properties of recently negotiated leases involved obtaining recently negotiated leases to evaluate whether the fair market monthly rent used in the method was consistent with the executed agreements. Evaluating management’s assumptions relating to the market comparable properties based on asset group’s projected sales for fiscal years 2021 through 2023 sales involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the asset group, industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s market participant approach methods and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 31, 2020

We have served as the Company’s auditor since at least 1990. We have not been able to determine the specific year we began serving as auditor of the Company.

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$113,667	$70,141
Receivables, net	31,030	30,143
Inventories	62,597	77,322
Other current assets	19,138	33,216
Total current assets	226,432	210,822

Property and equipment, net	57,176	78,090
Goodwill	227,457	345,718
Other intangibles, net	4,579	8,761
Right of use asset (Note 6)	786,216	—
Other assets	40,934	34,170
Non-current assets held for sale (Note 1)	—	5,276
Total assets	$1,342,794	$682,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,918	$47,532
Accrued expenses	48,825	80,751
Short-term lease liability (Note 6)	137,271	—
Total current liabilities	237,014	128,283

Long-term debt, net	177,500	90,000
Long-term lease liability (Note 6)	680,454	—
Long-term financing liabilities	27,981	28,910
Other non-current liabilities	94,142	111,399
Total liabilities	1,217,091	358,592
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 35,625,716 and 36,869,249 common shares at June 30, 2020 and 2019, respectively	1,781	1,843
Additional paid-in capital	22,011	47,152
Accumulated other comprehensive income	7,449	9,342
Retained earnings	94,462	265,908
Total shareholders' equity	125,703	324,245
Total liabilities and shareholders' equity	$1,342,794	$682,837
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2020	2019	2018
Revenues:
Service	$331,538	$749,660	$899,345
Product	137,586	225,618	258,740
Royalties and fees	73,402	93,761	77,394
Franchise rental income (Note 6)	127,203	—	—
Total revenue	669,729	1,069,039	1,235,479
Operating expenses:
Cost of service	222,279	452,827	530,582
Cost of product	84,698	128,816	140,623
Site operating expenses	71,543	141,031	154,067
General and administrative	130,953	177,004	174,045
Rent (Note 6)	76,382	131,816	183,096
Franchise rent expense (Note 6)	127,203	—	—
Depreciation and amortization	36,952	37,848	58,205
Long-lived asset impairment (Note 1)	22,560	—	—
TBG mall restructuring (Note 3)	2,333	21,816	—
Goodwill impairment (Note 1)	40,164	—	—
Total operating expenses	815,067	1,091,158	1,240,618

Operating loss	(145,338)	(22,119)	(5,139)

Other (expense) income:
Interest expense	(7,522)	(4,795)	(10,492)
(Loss) gain from sale of salon assets to franchisees, net	(27,306)	2,918	241
Interest income and other, net	3,353	1,729	5,199

Loss from continuing operations before income taxes	(176,813)	(22,267)	(10,191)

Income tax benefit	4,619	2,145	69,812

(Loss) income from continuing operations	(172,194)	(20,122)	59,621

Income (loss) from discontinued operations, net of taxes (Note 3)	832	5,896	(53,185)

Net (loss) income	$(171,362)	$(14,226)	$6,436

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(4.79)	$(0.48)	$1.28
Income (loss) from discontinued operations	0.02	0.14	(1.14)
Net (loss) income per share, basic (1)	$(4.77)	$(0.34)	$0.14
Diluted:
(Loss) income from continuing operations	$(4.79)	$(0.48)	$1.27
Income (loss) from discontinued operations	0.02	0.14	(1.13)
Net (loss) income per share, diluted (1)	$(4.77)	$(0.34)	$0.14
Weighted average common and common equivalent shares outstanding:
Basic	35,936	41,829	46,517
Diluted	35,936	41,829	47,035
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Fiscal Years
	2020	2019	2018
Net (loss) income	$(171,362)	$(14,226)	$6,436
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period:
Foreign currency translation adjustments	(1,462)	185	(168)
Reclassification adjustments for losses included in net income (Note 3)	—	—	6,152
Net current period foreign currency translation adjustments	(1,462)	185	5,984
Recognition of deferred compensation	(431)	(499)	336
Other comprehensive (loss) income	(1,893)	(314)	6,320
Comprehensive (loss) income	$(173,255)	$(14,540)	$12,756
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2017	46,400,367	$2,320	$214,109	$3,336	$273,580	$493,345
Net income	—	—	—	—	6,436	6,436
Foreign currency translation	—	—	—	5,984	—	5,984
Stock repurchase program	(1,469,057)	(74)	(24,724)	—	—	(24,798)
Exercise of SARs	33,342	2	(332)	—	—	(330)
Stock-based compensation	—	—	7,475	—	—	7,475
Shares issued through franchise stock incentive program	522	—	7	—	—	7
Recognition of deferred compensation (Note 11)	—	—	—	336	—	336
Net restricted stock activity	293,397	15	(2,099)	—	—	(2,084)
Minority interest (Note 1)	—	—	—	—	67	67
Balance, June 30, 2018	45,258,571	2,263	194,436	9,656	280,083	486,438

Net loss	—	—	—	—	(14,226)	(14,226)
Foreign currency translation	—	—	—	185	—	185
Stock repurchase program	(8,605,430)	(431)	(154,114)	—	—	(154,545)
Exercise of SARs	22,263	1	(222)	—	—	(221)
Stock-based compensation	—	—	9,003	—	—	9,003
Recognition of deferred compensation (Note 11)	—	—	—	(499)	—	(499)
Net restricted stock activity	193,845	10	(1,951)	—	—	(1,941)
Minority interest (Note 1)	—	—	—	—	51	51
Balance, June 30, 2019	36,869,249	1,843	47,152	9,342	265,908	324,245

Net loss	—	—	—	—	(171,362)	(171,362)
Foreign currency translation (Note 1)	—	—	—	(1,462)	—	(1,462)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	3,275	—	—	3,275
Recognition of deferred compensation (Note 11)	—	—	—	(431)	—	(431)
Net restricted stock activity	258,691	13	(2,163)	—	—	(2,150)
Minority interest (Note 1)	—	—	—	—	(84)	(84)
Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(171,362)	$(14,226)	$6,436
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash adjustments related to discontinued operations	(1,098)	306	38,826
Depreciation and amortization	33,101	33,261	39,433
Depreciation related to discontinued operations	—	—	3,738
Salon asset impairments	3,851	4,587	11,092
Long-lived asset impairment	22,560	—	—
Deferred income taxes	(3,934)	(9,812)	(80,241)
Gain on life insurance proceeds	—	—	(7,986)
Gain from sale of company headquarters, net	(2,513)	—	—
Loss (gain) from sale of salon assets to franchisees, net	27,306	(2,918)	(241)
Non-cash TBG mall location restructuring charge (Note 3)	—	21,008	—
Goodwill impairment	40,164	—	—
Accumulated other comprehensive income reclassification adjustments (Note 3)	—	—	6,152
Stock-based compensation	3,275	9,003	8,269
Amortization of debt discount and financing costs	398	275	4,080
Other non-cash items affecting earnings	(539)	(903)	(294)
Changes in operating assets and liabilities (1):
Receivables	(3,902)	(17,304)	(12,081)
Inventories	(2,255)	(8,492)	13,940
Income tax receivable	(1,804)	(703)	527
Other current assets	2,827	(783)	239
Other assets	(10,094)	(5,546)	(11,229)
Accounts payable	4,588	(5,836)	(1,103)
Accrued expenses	(27,622)	(20,158)	(10,940)
Net lease liabilities	276	—	—
Other non-current liabilities	368	717	(6,027)
Net cash (used in) provided by operating activities:	(86,409)	(17,524)	2,590
Cash flows from investing activities:
Capital expenditures	(37,494)	(31,616)	(29,571)
Capital expenditures related to discontinued operations	—	—	(1,171)
Proceeds from sale of company headquarters	8,996	—	—
Proceeds from sale of assets to franchisees	91,616	94,787	11,582
Costs associated with sale of assets to franchisees	(2,089)	—	—
Proceeds from company-owned life insurance policies	—	24,617	18,108
Net cash provided by (used in) investing activities:	61,029	87,788	(1,052)
Cash flows from financing activities:
Borrowings on revolving credit facility	213,000	—	90,000
Repayments of revolving credit facility	(125,500)	—	(124,230)
Repurchase of common stock	(28,246)	(152,661)	(24,798)
Proceeds from sale and leaseback transactions	—	28,821	—
Sale and leaseback payments	(769)	(378)	—
Taxes paid for shares withheld	(2,320)	(2,477)	(2,413)
Settlement of equity awards	—	—	(794)
Net cash provided by (used in) financing activities:	56,165	(126,695)	(62,235)
Effect of exchange rate changes on cash and cash equivalents	(284)	35	(514)
Increase (decrease) in cash, cash equivalents and restricted cash	30,501	(56,396)	(61,211)
Cash, cash equivalents and restricted cash:
Beginning of year	92,379	148,775	208,634
Cash and cash equivalents included in current assets held for sale	—	—	1,352
Beginning of year	92,379	148,775	209,986
End of year	$122,880	$92,379	$148,775
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the "Company") franchises, owns and operates technology-enabled hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada and Puerto Rico. The business is evaluated in two segments, Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements. Franchised salons throughout the U.S. and Canada are primarily located in strip shopping centers or Walmart Supercenters. Salons in the U.K. are franchised locations and operate in leading department stores, mass merchants and high-street locations. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in strip shopping centers, malls or Walmart Supercenters.
COVID-19 Impact:
During fiscal year 2020, the global coronavirus pandemic (COVID-19) had an adverse impact on operations, including the closure of all company-owned salons and almost all franchise locations from March 2020 due to government mandates. Salons continued to be closed until April 23, 2020 when franchise salons began re-opening slowly, as government, state and local restrictions eased. As of June 30, 2020 approximately 87% of franchise salons were open. Company-owned salons were closed through May 21, 2020 and are gradually re-opening. As of June 30, 2020, approximately 54% of company-owned salons were open. As salons re-open, the Company is taking additional measures across its portfolio of franchise and company-owned salons to facilitate customer and employee safety. As a result, COVID-19 has and will continue to negatively affect revenue and profitability. To offset the loss of revenue, in April 2020, the Company implemented a furlough program for a substantial majority of the workforce across the corporate office, field support, and distribution centers; and reductions in the pay for executives and other working employees. The furlough program was in effect for the majority of the fiscal fourth quarter with a substantial majority returning to work in June 2020. Despite actions taken to resume business operations, COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could potentially prolong and intensify the impact of the global crisis on our business.
The economic disruption due to COVID-19 was determined to be a triggering event and as a result, management assessed its long-term assets, including long-lived salon assets, right of use assets, goodwill and other intangibles for impairment. Impairments were recorded related to long-lived salon assets (Note 7), right of use assets (Note 6), intangible assets (Note 4) and goodwill (Notes 1 and 5). As the COVID-19 pandemic continues, management will reassess all long-term assets and further impairment may result.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately-held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entity (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE.
As of June 30, 2020, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns an 84.0% ownership interest in Roosters. As of June 30, 2020, total assets, total liabilities and total shareholders' equity of Roosters were $13.2, $4.8 and $8.4 million, respectively. As of June 30, 2019, total assets, total liabilities and total shareholders' equity of Roosters were $9.6, $1.7, and $7.9 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2020, 2019 and 2018. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.0 million as of June 30, 2020 and 2019, respectively, and recorded within retained earnings on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for its investment in Empire Education Group, Inc. (EEG) as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors. The Company wrote off its investment balance in EEG in fiscal year 2016. During fiscal year 2020, the Company signed an agreement to sell its interest in EEG to the other shareholder. The transaction is expected to close in fiscal year 2021, at which time the Company expects to record an immaterial non-operating gain.
Use of Estimates:
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the three months ended June 30, 2020, the impact of the decline in business activity brought about by the COVID-19 pandemic continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2020 and 2019.
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs. The self-insurance restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the Consolidated Statement of Cash Flows:

	June 30,
	2020	2019

	(Dollars in thousands)
Cash and cash equivalents	$113,667	$70,141
Restricted cash, included in other current assets	9,213	22,238
Total cash, cash equivalents and restricted cash	$122,880	$92,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheet primarily includes credit card receivables, accounts and notes receivable from franchisees and receivables related to salons sold to franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2020, 2019 and 2018, the allowance for doubtful accounts was $6.9, $2.0 and $1.2 million, respectively. The allowance for doubtful accounts increased in fiscal year 2020 due to an increased risk in collecting franchise receivables due to decreased franchisee cash flows as a result of the government-mandated salon closures due to the COVID-19 pandemic. Material movement was also recorded within the allowance for doubtful accounts in fiscal year 2019 due to the TBG restructuring activity. See Notes 2 and 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
Physical inventory counts are performed primarily in the fourth quarter of the fiscal year for salons and throughout the year at the distribution centers. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor. The cost of product used in salon services is determined by applying an estimated percentage of total cost of service to service revenues. These estimates are updated quarterly based on cycle count results for the distribution centers, service sales mix, discounting, special promotions and other factors.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. Activity in the inventory valuation reserves during fiscal years 2020, 2019 and 2018 was not significant.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years or lease life for improvements and three to ten years or lease life for equipment, furniture and software). Depreciation expense was $31.8, $31.9 and $38.1 million in fiscal years 2020, 2019 and 2018, respectively.
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
Non-Current Assets Held for Sale:
In March 2019, the Company announced that it had entered into a ten year lease for a new corporate headquarters and would be selling the land and buildings currently used for its headquarters. The non-current assets held for sale represent the net book value of the land of $1.7 million and buildings of $3.6 million as of June 30, 2019. The sale was completed in December 2019 for proceeds of $9.0 million, resulting in a net gain on sale of $2.5 million, which was recorded in Interest income and other, net on the Condensed Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right of Use Asset, Lease Liabilities and Rent Expense:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for additional 5 to 10 year terms at the option of the Company. The right of use asset and lease liability includes one renewal options as leases for leases expected to be renewed. The Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expense.
The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees. Upon adopting Topic 842, the Company now records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statement of Operations.
For franchise and company-owned salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right of use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company’s consolidated Right of Use Asset (ROUA) balance was $786.2 million as of June 30, 2020. As noted above, the ROU asset is a long-lived asset that is subject to impairment testing annually or as triggering events occur. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Generally, the non-lease components such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and are not allocated to the lease liability.
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
Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
The Company assesses impairment of long-lived salon assets and right of use assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted cash flows are compared to the carrying value. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2020. See Note 6 for further discussion related to right of use asset impairment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived property and equipment asset impairment charges related to continuing operations of $3.9, $4.6 and $11.1 million were recorded during fiscal years 2020, 2019 and 2018, respectively, are recorded in Depreciation and Amortization in the Consolidated Statement of Operations. A long-lived asset, including right of use and salon property and equipment, impairment charge of $22.6 million was recorded during fiscal year 2020, and is separately stated on Consolidated Statement of Operations. Of the total $22.6 million long-lived asset impairment charge, $17.4 million was allocated to the right of use asset and $5.2 million was allocated to salon property and equipment.
Goodwill:
As of June 30, 2020 and 2019, the Franchise salons reporting unit had $227.5 and $227.9 million of goodwill and the Company-owned reporting unit had $0 and $117.8 million of goodwill, respectively. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis as of April 30, 2020, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company’s operating segments. In fiscal year 2020, the Company adopted ASU 2017-04, which simplified the test for goodwill impairment. Under this accounting standard, the Company performed its interim impairment test and annual impairment tests by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. This eliminates Step 2 from the goodwill impairment test to simplify the subsequent measure of goodwill. Prior to the adoption, the goodwill assessment involved a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (Step 1). If the reporting unit’s fair value exceeded its carrying value, no further procedures were required. However, if the reporting unit’s fair value was less than the carrying value, an impairment charge was recorded for the difference between the fair value and carrying value of the reporting unit.
In applying the goodwill impairment assessment, the Company could assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units was less than its carrying value (Step 0). Qualitative factors could include, but were not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determined it is “more-likely-than-not” that the carrying value was less than the fair value, then performing Step 1 of the goodwill impairment assessment was unnecessary.
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
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, franchise and company-owned salon counts, proceeds from the sale of company-owned salons to franchisees and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2020
During the third quarter of fiscal year 2020, the Company determined a triggering event occurred, resulting in quantitative impairment tests performed over the goodwill. This determination was made considering the reduced sales and profitability projections for the reporting units, driven by the COVID-19 pandemic and related economic disruption.
The triggering event experienced in the third quarter impacted both reporting units of the business, Franchise and Company-owned. The Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business. The Company-owned reporting unit is comprised of a portfolio of salons that the Company intends to sell to franchisees or close in the short-term as part of the transition to a fully-franchised model. As a result, the Company-owned reporting unit has a limited life which allows the Company to perform its own impairment analysis on the Company-owned reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit, and the discounted cash flows approach to evaluate the Company-owned reporting unit. The discounted cash flow models reflect management's assumptions regarding revenue growth rates, economic and market trends including deterioration from the current COVID-19 pandemic, cost structure, and other expectations about the anticipated short-term and long-term operating results of the reporting units. For the Franchise reporting unit, the number of salons to be sold to franchisees and the discount rate of 13 percent were significant assumptions utilized in the discounted cash flow. For the Company-owned reporting unit, proceeds from the sale of salons to franchisees and number of salon venditions were the significant assumptions utilized in its discounted cash flow.
As a result of the impairment testing, the Franchise reporting unit, which has goodwill of $227.5 million, was determined to have a fair value that exceeded carrying value by approximately 50 percent. The Company-owned reporting unit was determined to have a carrying value in excess of its fair value, resulting in a goodwill impairment charge of $40.2 million. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. The Company-owned reporting unit has no remaining goodwill, so there will be no further derecognition of Company-owned goodwill. The Company performed its annual impairment assessment as of April 30, 2020 and noted no significant changes to the carrying value or the fair value of the Franchise reporting unit which would indicate that the headroom dropped below the 50 percent determined as of March 31, 2020.
If a future triggering event analysis or the Company's annual impairment assessment indicates the fair value of the Franchise reporting unit has potentially fallen below more than the 50 percent headroom, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales, future salon sales to franchisees and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, or if management is unable to expand its franchise base, the Company may be exposed to future impairment losses that could be material.
Fiscal 2019
During the fiscal year 2019, the Company did not experience any triggering events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the fiscal year 2019 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise and Company-owned reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of the Company's reporting units exceeded their carrying value. The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 20%.
Fiscal Year 2018
During the first quarter of fiscal year 2018, the Company experienced a triggering event due to the redefining of its operating segments as the Company's mall-based business and International segment met the criteria to be classified as held for sale and as a discontinued operation as of September 30, 2017. The Company's reporting changed to two reporting units: Franchise and Company-owned. Prior to this change the Company had four reporting units: North American Value, North American Premium, North American Franchise and International.
Pursuant to the change in operating segments, the Company performed a goodwill impairment assessment on its North American Value reporting unit. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit was less than their carrying values (Step 0). The Company determined it is “more-likely-than-not” that the carrying value of the reporting unit was less than the fair value. Accordingly, the Company did not perform a quantitative analysis. Based on the changes to the operating segment structure, there was no goodwill reallocated from the North American Value reporting unit related to the mall-based business that was subsequently sold as the mall-based business previously included in the North American Value reporting unit was projected to incur future losses. The Company did not perform a goodwill impairment assessment for the North American Franchise reporting unit during the first quarter of fiscal year 2018, as this reporting unit was not impacted by the triggering event. The North American Premium and International units did not have any goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments In Affiliates:
The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. The Company's investments have no value as of June 30, 2020 and 2019.
Self-Insurance Accruals:
The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the Consolidated Balance Sheet date.
The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially-determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors and severity factors.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2020, 2019 and 2018, the Company recorded decreases (increases) in expense for changes in estimates related to prior year open policy periods of $3.1, $(1.3) and $1.2 million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2020, the Company had $8.5 and $20.3 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2019, the Company had $10.1 and $23.6 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self-insurance accruals.
Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, advertising fund fees and initial franchise fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2 to the Consolidated Financial Statements.
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
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities and janitorial costs.
General and administrative— costs associated with field supervision, costs associated with salon training, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.

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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to franchise and company-owned locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $8.6, $7.7 and $6.1 million during fiscal years 2020, 2019 and 2018, respectively, and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.
Advertising and Advertising Funds:
Advertising costs consist of the Company’s corporate funded advertising costs, the Company’s advertising fund contributions and Franchisee’s advertising fund contributions. Corporate funded advertising costs are expensed as incurred. The Company has various franchising programs supporting certain of its franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. Salons, both franchise and company-owned, are required to participate in the advertising funds for the same salon concept. The Company assists in the administration of the advertising funds, however, a group of individuals consisting of franchisee representatives has control over all of the expenditures and operates the funds in accordance with franchise operating and other agreements. Advertising fund contributions are expensed when the contribution is made.

The Company's advertising costs are included in site operating expenses in the Consolidated Statement of Operations and consist of the following:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Corporate funded advertising costs	$13,210	$21,581	$19,803
Advertising fund contributions from company-owned salons	3,715	12,929	16,834
Advertising fund contributions from franchisees (1)	13,341	34,073	26,818
Total advertising costs	$30,266	$68,583	$63,455
_____________________________________________________________________________
(1)Includes the refunding of $14.9 million of previously collected cooperative fees to franchisees as a direct result of the COVID-19 pandemic.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2020 and 2019, approximately $4.3 and $23.6 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
Stock-Based Employee Compensation Plans:
The Company recognizes stock-based compensation expense based on the fair value of the awards at the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period of the award (or to the date a participant becomes eligible for retirement, if earlier). The Company uses fair value methods that require the input of subjective assumptions, including the expected term, expected volatility, dividend yield and risk-free interest rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
The Company has a valuation allowance on its deferred tax assets of $122.4 and $70.7 million at June 30, 2020 and 2019, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2020 are as follows:
•In connection with the Coronavirus Aid, Relief and Economic Security Act (CARES Act), NOLs resulting from accounting periods which straddled December 31, 2017 are now considered definite-lived NOLs. Therefore, the Company established a valuation allowance against the U.S. NOLs generated during its fiscal year 2018 and recorded a net tax expense of $14.7 million.
•The Company determined that it no longer had sufficient U.S. indefinite-lived taxable temporary differences to support realization of its U.S. indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate indefinite-lived NOLs. As a result, the Company recorded an additional $17.0 million valuation allowance on its U.S. federal indefinite-lived deferred tax assets.
•The Company recognized a capital loss and established a corresponding valuation allowance of $14.9 million on investment outside basis previously impaired for financial accounting purposes.
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
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
Foreign Currency Translation:
The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2020, 2019 and 2018, the foreign currency (loss) gain included in (loss) income from continuing operations was $(0.1), $0.1 and $(0.1) million, respectively. During fiscal year 2018, the Company recognized within discontinued operations a $6.2 million foreign currency translation loss in connection with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.
Accounting Standards Recently Adopted by the Company:
Simplifying the Test for Goodwill Impairment
In fiscal year 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)" for the interim impairment test performed due to the triggering event noted above, for the quarter ended March 31, 2020. Under this accounting standard, the Company performed its interim impairment test and annual impairment tests by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. This eliminates Step 2 from the goodwill impairment test to simplify the subsequent measure of goodwill.
Leases
In February 2016, the FASB issued updated guidance requiring organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet. The Company adopted ASU 2016-02, "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842 as of July 1, 2019 using the modified retrospective method and elected the option to not restate comparative periods in the year of adoption. The Company also elected the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classification or initial direct costs. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off of the Consolidated Balance Sheet.
Under adoption of Topic 842, the Company recorded a right of use asset and lease liability of $980.8 and $993.7 million, respectively. The difference between the assets and liabilities are attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right of use assets. The decrease in the right of use asset and lease liability from July 1, 2019 to June 30, 2020 was due to lease modifications and salon closures. Additionally, the right of use asset was impaired in the fourth fiscal quarter.
The Lease Liability reflects a present value of the Company's current minimum lease payments for existing operating leases primarily relating to real estate leases, over a lease term which includes one option, as options are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The Company will use the portfolio approach in applying the discount rate.
The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of rent payments that the Company passes through to franchisees (lessees). These costs are generally paid by the Company and reimbursed by the franchisee. Historically, these costs have been recorded on a net basis within rent expense in the Consolidated Statements of Operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of franchise rental income and franchise rent expense of $127.2 million during fiscal year 2020. See Note 6 for further information about our transition to Topic 842 and the newly required disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Recently Issued But Not Yet Adopted by the Company:
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13 "Measurement of Credit Losses on Financial Instruments", which modifies the measurement of expected credit losses of certain financial instruments. The Company will adopt the standard in the first quarter of 2021, as required, and does not expect the standard to materially affect consolidated net earnings, financial position, or cash flows.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

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

Revenue Recognition and Deferred Revenue:

Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales by the Company to its franchisees are included within product revenues in the Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 to 90 days of delivery.
Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund cooperatives fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing leases on behalf of franchisees as the primary obligor and entering into a sublease arrangement with the franchise. The Company recognizes franchise rental income and expense when it is due to the landlord.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	For the Year Ended June 30, 2020		For the Year Ended June 30, 2019
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$331,538	$—	$749,660
Product	52,421	85,165	59,905	165,713
Total revenue recognized at a point in time	$52,421	$416,703	$59,905	$915,373

Revenue recognized over time:
Royalty and other franchise fees	$60,061	$—	$59,688	$—
Advertising fund fees	13,341	—	34,073	—
Franchise rental income	127,203	—	—	—
Total revenue recognized over time	200,605	—	93,761	—
Total revenue	$253,026	$416,703	$153,666	$915,373

Information about receivables, broker fees and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2020	June 30, 2019	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$22,991	$23,210	Accounts receivable, net
Broker fees	$20,516	$17,819	Other assets

Deferred revenue:
Current
Gift card liability	$2,543	$3,050	Accrued expenses
Deferred franchise fees unopened salons	77	193	Accrued expenses
Deferred franchise fees open salons	5,537	4,164	Accrued expenses
Total current deferred revenue	$8,157	$7,407
Non-current
Deferred franchise fees unopened salons	$11,855	$15,173	Other non-current liabilities
Deferred franchise fees open salons	33,623	24,194	Other non-current liabilities
Total non-current deferred revenue	$45,478	$39,367

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from franchisees. As of June 30, 2020 and 2019, the balance in the allowance for doubtful accounts was $6.9 and $2.0 million, respectively. The increase is due to an increased risk in collecting franchise receivables due to decreased franchisee cash flows as a result of the government-mandated salon closures due to the COVID-19 pandemic. The following table is a rollforward of the allowance for doubtful accounts for the periods indicated (in thousands):

Balance as of June 30, 2019	$2,025
Provision for doubtful accounts	5,958
Write-offs	(1,084)
Balance as of June 30, 2020	$6,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement.

The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2019	$17,819
Additions	5,606
Amortization	(2,852)
Write-offs	(57)
Balance as of June 30, 2020	$20,516

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the years ended June 30, 2020 and 2019 was $2.4 and $5.3 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the twelve months ended June 30, 2020 and 2019 was $5.2 and $3.6 million, respectively. Estimated revenue expected to the recognized in the future related to deferred franchise fees for open salons as of June 30, 2020 is as follows (in thousands):

2021	$5,471
2022	5,351
2023	5,174
2024	4,939
2025	4,577
Thereafter	13,648
Total	$39,160

3.  TBG DISCONTINUED OPERATIONS AND RESTRUCTURING
The Beautiful Group (TBG):

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG), an affiliate of Regent, a private equity firm based in Los Angeles, California, who operated these locations as franchise locations until June 2019. In addition, the Company entered into a share purchase agreement for substantially all of its International segment, representing approximately 250 salons in the UK, with TBG operating these locations as franchise locations until they were transferred to another franchisee in fiscal year 2020. The Company classified the results of its mall-based business and its International segment as a discontinued operation for all periods presented in the Consolidated Statement of Operations.

In fiscal years 2018 and 2019, TBG salons were operating at a loss and TBG struggled to pay the Company for the receivables related to the original purchase agreements as well as royalty and product receivables. The Company reserved for $11.7 million of receivables in fiscal 2018 and an additional $20.7 million of receivables in fiscal 2019.
In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. The transfer of the 207 mall-based salons occurred on December 31, 2019, so the operational results of these mall-based salons are included in the Consolidated Statement of Operations beginning in the third quarter. The assets acquired and liabilities assumed were not material to the Consolidated Balance Sheet.
As of June 30, 2020, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $23 million related to its mall-based salon lease commitments on the 166 salons that remain open, a $18 million reduction from June 30, 2019. The commitments are included in our lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the results of TBG related charges and TBG discontinued operations for the periods presented:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Revenue	$—	$—	$101,140

TBG Mall Restructuring:
Accounts and notes receivable reserves	—	20,711	—
Other charges (1)	2,333	1,105	—
Total TBG mall restructuring	$2,333	$21,816	$—

TBG Discontinued Operations:
Working capital and prepaid rent receivable reserve	—	—	11,697
Other charges (2) (3)	(1,063)	1,221	47,848
(Income) loss from TBG discontinued operations, before taxes	(1,063)	1,221	59,545
Income tax expense (benefit) on TBG discontinued operations (4)	231	(7,117)	(6,360)
(Income) loss from TBG discontinued operations, net of tax	$(832)	$(5,896)	$53,185
_______________________________________________________________________________
(1)In fiscal year 2020, the Company recorded professional fees associated with the transfer of the mall salons back to the Company as TBG mall restructuring charges.
(2)In fiscal years 2020 and 2019, the Company recorded professional fees related to the transaction, as well as insurance adjustments associated with the discontinued operations.
(3)In fiscal year 2018, the Company recorded $43.0 million of asset impairment charges, $6.2 million of cumulative foreign currency translation adjustment, $3.6 million of loss from operations and $6.8 million of professional fees.
(4)Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign currency translation adjustment:
In fiscal year 2018, the Company incurred $6.2 million of cumulative foreign currency translation adjustment associated with the Company's liquidation of substantially all foreign entities with British pound denominated currencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.  OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2020	2019

	(Dollars in thousands)
Other current assets:
Prepaids	$5,165	$9,527
Restricted cash	9,213	22,238
Other	4,760	1,451
	$19,138	$33,216
Property and equipment:
Buildings and improvements	36,379	29,165
Equipment, furniture and leasehold improvements	198,983	309,561
Internal use software	71,212	67,465
	306,574	406,191
Less accumulated depreciation and amortization	(249,398)	(328,101)
	$57,176	$78,090
Accrued expenses:
Payroll and payroll related costs	$18,204	$34,909
Insurance	10,278	12,935
Rent and related real estate costs	4,179	6,332
Other	16,164	26,575
	$48,825	$80,751
Other non-current liabilities:
Deferred income taxes	$13,916	$17,924
Deferred rent (1)	—	14,006
Insurance	20,301	23,565
Deferred benefits	11,106	12,457
Deferred franchise fees	45,478	39,367
Other	3,341	4,080
	$94,142	$111,399
_______________________________________________________________________________
(1)Upon adoption of ASC 842 in fiscal year 2020, the Company no longer reports deferred rent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2020				2019
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	33	$6,494	$(3,609)	$2,885	33	$6,909	$(3,659)	$3,250
Franchise agreements	19	9,558	(8,194)	1,364	19	9,783	(8,057)	1,726
Lease intangibles (3)	0	—	—	—	20	13,490	(10,065)	3,425
Other	20	874	(544)	330	20	883	(523)	360
Total	24	$16,926	$(12,347)	$4,579	22	$31,065	$(22,304)	$8,761
_______________________________________________________________________________
(1)All intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from three to 40 years).
(2)The change in the gross carrying value and accumulated amortization of other intangible assets is impacted by foreign currency.
(3)A $2.5 million lease intangible impairment was recorded in the fourth fiscal quarter as a result of the COVID-19 triggering event.
Total amortization expense related to intangible assets during fiscal years 2020, 2019 and 2018 was approximately $1.3 million in each year. As of June 30, 2020, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2021	$467
2022	438
2023	425
2024	363
2025	366
Thereafter	2,520
Total	$4,579

The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Cash paid for:
Interest	$7,390	$4,408	$7,022
Taxes and penalties, net	2,150	2,096	2,397
Non-cash investing activities:
Unpaid capital expenditures	2,569	3,873	9,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.  GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2020			2019
	Gross Carrying Value (1)	Accumulated Impairment (3)	Net	Gross Carrying Value (1)	Accumulated Impairment (2)	Net

	(Dollars in thousands)
Goodwill	$341,721	$(114,264)	$227,457	$419,818	$(74,100)	$345,718
_______________________________________________________________________________

(1)The change in the gross carrying value of goodwill relates to goodwill derecognized for salons sold to franchisees and foreign currency translation adjustments.
(2)In fiscal year 2011, the Company realized a $74.1 million goodwill impairment loss associated with the Company-owned reporting unit (the previous North American Value reporting unit).
(3)In fiscal year 2020, the Company realized a $40.2 million goodwill impairment associated with the Company-owned reporting unit. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. Following the goodwill impairment in fiscal year 2020, the Company-owned reporting unit has no remaining goodwill, so there will be no further derecognition of Company-owned goodwill.
The table below contains details related to the Company's goodwill:

	Franchise	Company-owned	Consolidated

	(Dollars in thousands)
Goodwill, net at June 30, 2019	$227,928	$117,790	$345,718
Translation rate adjustments	(471)	(660)	(1,131)
Derecognition related to sale of salon assets to franchisees (1)	—	(76,966)	(76,966)
Goodwill impairment	—	(40,164)	(40,164)
Goodwill, net at June 30, 2020	$227,457	$—	$227,457
_______________________________________________________________________________
(1)Prior to the impairment charge, goodwill was derecognized for salons sold to franchisees with positive cash flows. The amount of goodwill derecognized was determined by a fraction (the numerator of which is the trailing-twelve months EBITDA of the salon being sold and the denominator of which is the estimated annualized EBITDA of the Company-owned reporting unit) that is applied to the goodwill balance of the Company-owned reporting unit at the time of sale. This methodology utilizing the trailing-twelve months of EBITDA as the unit of account is most representative of fair value for the derecognition calculation due to vendition strategies that may cause proceeds to not be representative of a market participant value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.  LEASES
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for additional 5 to 10 year terms at the option of the Company. In addition to the obligation to make fixed rental payments for use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent expense includes the following:

	June 30,
	2020	2019	2018

	(Dollars in thousands)
Minimum rent (1)	$60,703	$108,892	$157,828
Percentage rent based on sales	2,043	4,754	4,324
Real estate taxes and other expenses	13,636	18,170	20,944
Total	$76,382	$131,816	$183,096
_______________________________________________________________________________
(1)Pursuant to ASC 420, fiscal year 2018 includes lease termination and other related closure costs of $27.3 million and a deferred rent benefit of $3.3 million related to restructuring of the company-owned SmartStyle portfolio that occurred in January 2018.
The Company also leases the premises in which the majority of its franchisees operate, where the Company retains the head lease primary obligation, and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration. All lease related costs are passed through to the franchisees. The Company retains the primary obligation for the head lease and upon adopting Topic 842, the Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statement of Operations. In fiscal year 2020, franchise rental income and franchise rent expense were $127.2 million.
In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19 (the “Lease Modification Q&A”). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this FASB relief for COVID-19-related rent concessions for the Walmart rent abatement received in April and May 2020 and has elected not to remeasure the related lease liability and right of use asset for Walmart leases. The Walmart rent abatement was recognized as a reduction of variable rent expense of $2.7 million in the fourth fiscal quarter of 2020. Additionally, included in accounts payable as of June 30, 2020 is approximately $20 million of rental payments that were due but the Company had not paid. The Company has elected to account for these rent deferrals as if no changes to the lease contract were made and, as noted above, has increased its accounts payable as the lease payments accrue.
For franchise and company-owned salon operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Right of Use (ROU) asset is initially measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company’s consolidated Right of Use Asset (ROUA) balance was $786.2 million as of June 30, 2020. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Generally, the non-lease components such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on original lease term. The weighted average remaining lease term was 6.87 years and the weighted-average discount rate was 3.95% for all salon operating leases as of June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A lessee’s right of use asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As a result of COVID-19 and the related store closures that occurred during the fourth fiscal quarter of 2020, the Company determined that a triggering event had occurred pursuant to ASC 360-10-35-21 given that there had been a significant adverse change in the business climate that could affect the value of its salon long-lived asset groups combined with a significant adverse change in the extent or manner in which the salon long-lived groups were being used. As a result, management assessed all of its salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The first step in the impairment test under ASC 360 is to determine whether the long-lived assets are recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. Estimating cash flows for purposes of the recoverability test is subjective and requires significant judgment. Estimated future cash flows used for the purposes of the recoverability test were based upon historical cash flows for the salons, adjusted for expected changes in future market conditions related to COVID-19 and other factors. The period of time used to determine the estimates of the future cash flows for the recoverability test was based on the remaining useful life of the primary asset of the group, which was the ROU asset in all cases.
Step two of the long-lived asset impairment test requires that the fair value of the asset group be determined when calculating the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions, rather than the Company’s own assumptions about how it intends to use the asset group.
The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties based on recently negotiated leases as applicable, the asset group’s projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and a discount rate. The Company engaged a third-party valuation specialist to assist with the research related to inputs used in their determination of the fair value of the ROU asset which included providing information related to significant inputs and assumptions utilized in the measurement of the impairment loss.
Of the total $22.6 million long-lived asset impairment charge in the Consolidated Statement of Operations, $17.4 million related to the right of use asset included in the salon asset groups. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2020, future operating lease commitments to be paid and received by the Company were as follows:

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments
2021	$121,149	$43,705	$1,781	$166,635	$(121,149)	$45,486
2022	110,951	36,628	1,410	148,989	(110,951)	38,038
2023	100,640	31,943	1,447	134,030	(100,640)	33,390
2024	90,649	28,057	1,484	120,190	(90,649)	29,541
2025	79,398	23,746	1,522	104,666	(79,398)	25,268
Thereafter	190,793	59,994	7,818	258,605	(190,793)	67,812
Total future obligations	$693,580	$224,073	$15,462	$933,115	$(693,580)	$239,535
Less amounts representing interest	85,432	27,193	2,765	115,390
Present value of lease liabilities	$608,148	$196,880	$12,697	$817,725
Less current lease liabilities	99,217	36,767	1,287	137,271
Long-term lease liabilities	$508,931	$160,113	$11,410	$680,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.  FAIR VALUE MEASUREMENTS
Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2020 and 2019, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables and accounts payable approximated their carrying values. As of June 30, 2020, the estimated fair value of the Company's debt was $177.5 million, which approximated its carrying value. As of June 30, 2020, the estimated fair value of the long-term financial liability was $28.0 million, which approximated its carrying value. The estimated fair value of the Company's debt and long-term financial liability are based on Level 2 inputs.
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
The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2020	2019	2018

	(Dollars in thousands)
Goodwill	$40,164	$—	$—
Salon asset impairments (1)	3,851	4,587	11,092
Long-lived assets impairment (1)	22,560	—	—
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.  FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:
Revolving Credit Facility

		June 30,
	Maturity Date	2020	2019	2020	2019

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)
Revolving credit facility	2023	5.50%	3.65%	$177,500	$90,000

At June 30, 2020, cash, cash equivalents and marketable securities totaled $113.7 million. As of June 30, 2020, the Company had $177.5 million of outstanding borrowings under a $295.0 million revolving credit facility. At June 30, 2020, the Company had outstanding standby letters of credit under the revolving credit facility of $21.0 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $96.5 million at June 30, 2020. The Company increased its outstanding borrowings from June 30, 2019 to June 30, 2020 by making a draw on the credit facility of $183.0 million in March of 2020. The $183.0 million draw was done to increase the Company's cash position and preserve financial flexibility as the Company experienced significant business interruption due to the COVID-19 pandemic. In the fourth quarter of fiscal year 2020, the Company repaid $125.5 million. As of June 30, 2020, the Company had cash, cash equivalents and restricted cash of $122.9 million and current liabilities of $237.0 million.
In May of 2020, the Company amended its $295.0 million revolving credit facility that expires in March 2023. The amendment to the revolving credit facility provides relief for the maximum consolidated net leverage ratio covenant and the minimum fixed charge coverage ratio covenant. Without such amendment, the Company would have been in violation of the covenants as of March 31, 2020, which could have resulted in default. Under the new terms of the amendment, the Company is required to maintain a minimum liquidity of not less than $75.0 million, and provides the Company's lenders security in the Company's assets, adds additional guarantors and grants a first priority lien and security interest to the lenders in substantially all of the Company’s and the guarantors’ existing and future property. The amendment also increases the applicable interest rate margins and facility fees applicable to the loans and inserts a 1.25% LIBOR floor. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit. This amendment gives the Company flexibility throughout the uncertainty generated by the business disruption caused by the COVID-19 pandemic, as well as the Company's navigation through its strategic transformation. The Company was in compliance with all covenants and other requirements of the financing arrangements as of June 30, 2020 and believes it will continue to be in compliance for at least one year from our filing date.
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
Sale and Leaseback Transactions
The Company’s long-term lease liability consists of the following:

	Maturity Date	Interest Rate	June 30, 2020	June 30, 2019

	(Fiscal year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	3.30%	$16,773	$17,354
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,208	11,556
Long-term financing liabilities			$27,981	$28,910

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of June 30, 2020, the current portion of the Company’s lease liabilities was $0.9 million, which was recorded in accrued expenses on the Consolidated Balance Sheet. The weighted average remaining lease term was 13.6 years and the weighted-average discount rate was 3.46% for financing leases as of June 30, 2020.
As of June 30, 2020, future lease payments due are as follows:

Fiscal year	Salt Lake City Distribution Center	Chattanooga Distribution Center

	(Dollars in thousands)
2021	$1,157	$817
2022	1,171	829
2023	1,186	842
2024	1,200	854
2025	1,215	867
Thereafter	10,683	8,414
Total	$16,612	$12,623

These lease payments were not impacted by the adoption of ASC 842. The financing lease liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the liability. Total interest expense for the financing leases was $0.7 million for the year ended June 30, 2020, including a one-time $0.4 million credit to interest related to 75% of the April and May rent being waived due to the COVID-19 pandemic.

9.  COMMITMENTS AND CONTINGENCIES
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
Litigation and Settlements:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. The Company is a defendant in two wage and hour lawsuits in California. The first, a class action in U.S. District Court, alleges various violations of the California Labor Code, including but not limited to failure to pay wages, failure to permit rest breaks, failure to pay all wages due on termination of employment, waiting time penalties, failure to provide accurate wage statements and violation of the business and professions code. This case has preliminarily settled, pending approval of the court and class, for $2.1 million. The second, a class action filed in California Superior Court, alleges various violations of the California Labor Code as well as PAGA penalties. Barring successful objection from plaintiffs’ attorneys to the first class action, the second case will be subsumed into the first case’s settlement. As of June 30, 2019 and 2020, $1.5 and $2.1 million, respectively, was included within accrued expenses on the Condensed Consolidated Balance Sheet related to these class action lawsuits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.  INCOME TAXES
The components of loss from continuing operations before income taxes are as follows:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Loss before income taxes
U.S.	$(165,260)	$(17,513)	$(16,604)
International	(11,553)	(4,754)	6,413
	$(176,813)	$(22,267)	$(10,191)
The benefit for income taxes consists of:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Current:
U.S.	$(925)	$(519)	$2,151
International	238	1,069	1,894
Deferred:
U.S.	(3,353)	(2,303)	(73,728)
International	(579)	(392)	(129)
	$(4,619)	$(2,145)	$(69,812)

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	28.0%
State income taxes, net of federal income tax benefit	4.0	0.5	14.8
Valuation allowance (1)	(29.4)	(14.5)	560.8
Foreign income taxes at other than U.S. rates	(0.6)	0.9	(0.5)
Work opportunity tax credits	0.4	7.2	15.2
Deferred tax rate remeasurement	—	—	99.0
Uncertain tax positions	(6.2)	1.0	(15.9)
Stock-based compensation	0.1	2.2	(15.8)
Capital loss	15.0	—	—
Other, net (2)	(1.7)	(8.7)	(0.6)
	2.6%	9.6%	685.0%
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.
(2)The (1.7)% of Other, net in fiscal year 2020 includes the rate impact of goodwill derecognition and impairment and miscellaneous items of (1.2)% and (0.6)%, respectively. Miscellaneous items do not include the rate impact of any items in excess of 5% of computed tax. The (8.7)% of Other, net in fiscal year 2019 includes the rate impact of goodwill derecognition and miscellaneous items of (5.9)% and (2.8)%, respectively. Miscellaneous items do not include any items in excess of 5% of computed tax. The (0.6)% of Other, net in fiscal year 2018 does not include the rate impact of any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2020	2019

	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$—	$3,816
Payroll and payroll related costs	9,903	11,696
Net operating loss carryforwards	64,402	48,208
Tax credit carryforwards	37,072	36,966
Capital loss carryforwards	14,978	—
Deferred franchise fees	9,342	7,508
Operating lease liabilities	202,940	—
Financing lease liabilities	7,157	7,387
Other	8,214	8,709
Subtotal	$354,008	$124,290
Valuation allowance	(122,447)	(70,707)
Total deferred tax assets	$231,561	$53,583
Deferred tax liabilities:
Goodwill and intangibles	$(40,904)	$(62,378)
Operating lease assets	(197,304)	—
Other	(7,269)	(9,129)
Total deferred tax liabilities	$(245,477)	$(71,507)
Net deferred tax liability	$(13,916)	$(17,924)

Significant components of the valuation allowance which occurred during fiscal year 2020 are as follows:
•On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. The CARES Act included several significant business tax provisions that, among other items, eliminated the taxable income limit and granted business a five-year carryback for certain net operating losses (NOLs), accelerated refunds of previously generated corporate alternative minimum tax (AMT) credits, temporarily loosened the business interest limitation under section 163(j) and corrected certain provisions under the Tax Cuts and Jobs Act (TCJA).
In connection with the CARES Act, NOLs resulting from accounting periods which straddled December 31, 2017 are    now considered definite-lived NOLs. Therefore, the Company established a U.S. valuation allowance against the NOLs generated during its fiscal year 2018 and recorded a net tax expense of $14.7 million in continuing operations.
•The Company determined that it no longer had sufficient U.S. indefinite-lived taxable temporary differences to support realization of its U.S. indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate indefinite-lived NOLs. As a result, the Company recorded an additional $17.0 million valuation allowance on its U.S. federal indefinite-lived deferred tax assets.
•The Company further recognized a capital loss and established a corresponding valuation allowance of $14.9 million on investment outside basis previously impaired for financial accounting purposes.
The Company also expects to receive a refund of approximately $1.4 million due to accelerated refunds of AMT credits as a result of the CARES Act.
At June 30, 2020, the Company has tax effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $43.6, $16.7, $3.8 and $0.3 million, respectively. The Company's federal loss carryforward consists of $27.3 million that will expire from fiscal years 2034 to 2038 and $16.3 million that has no expiration. The state loss carryforwards consist of $15.7 million that will expire from fiscal years 2021 to 2040 and $1.0 million that has no expiration. The Canada loss carryforward will expire from fiscal years 2036 to 2040. The U.K. loss carryforward has no expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's tax credit carryforward of $37.1 million primarily consist of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2040.
The Company's capital loss carryforward of $14.9 million will expire in fiscal year 2025.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $30.3 million of undistributed earnings of foreign subsidiaries which have been reinvested outside the United States. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company is no longer subject to IRS examinations for years before 2014. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
Balance at beginning of period	$2,763	$3,027	$1,388
Additions based on tax positions related to the current year, primarily salon vendition activity and tax positions related to a capital loss	11,985	287	553
(Reductions)/additions based on tax positions of prior years	(223)	(154)	1,608
Reductions on tax positions related to the expiration of the statute of limitations	(480)	(397)	(177)
Settlements	—	—	(345)
Balance at end of period	$14,045	$2,763	$3,027

If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $1.3 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During each of the fiscal years 2020, 2019 and 2018, the Company recorded interest and penalties of approximately $0.1 million as additions to the accrual, net of the respective reversal of previously accrued interest and penalties. As of June 30, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. This amount is not included in the gross unrecognized tax benefits noted above.
It is reasonably possible the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next fiscal year. However, an estimate of the amount or range of the change cannot be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.  BENEFIT PLANS
Regis Retirement Savings Plan:
The Company maintains a defined contribution 401(k) plan, the Regis Retirement Savings Plan (RRSP). The RRSP is a defined contribution profit sharing plan with a 401(k) feature that is intended to qualify under Section 401(a) of the Internal Revenue Code (the Code) and is subject to the Employee Retirement Income Security Act of 1974 (ERISA).
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2020, the Company's cumulative contributions to the ESPP totaled $11.1 million.
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled zero for fiscal years 2020 and 2019, and $0.2 million for fiscal year 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2020	2019

	(Dollars in thousands)
Current portion (included in accrued liabilities)	$302	$1,183
Long-term portion (included in other non-current liabilities)	4,637	4,416
	$4,939	$5,599
The accumulated other comprehensive (loss) income for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.1 and $0.5 million at June 30, 2020 and 2019, respectively.
The Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.4, $0.4 and $0.3 million for fiscal years 2020, 2019 and 2018, respectively. Related obligations totaled $2.4 million at June 30, 2020 and 2019, with $0.5 million within accrued expenses at June 30, 2020 and 2019, and the remainder included in other non-current liabilities in the Consolidated Balance Sheet.
In connection with the passing of former employees, the Company received zero life insurance proceeds in fiscal year 2020, and the Company received $24.6 and $18.1 million in fiscal years 2019 and 2018, respectively, in life insurance proceeds. The Company recorded gains of zero in fiscal years 2020 and 2019 and $8.0 million in fiscal year 2018 in general and administrative in the Consolidated Statement of Operations associated with the proceeds.

12.  EARNINGS PER SHARE
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
For fiscal years 2020 and 2019, 963,456 and 1,341,421 of common stock equivalents of dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to net loss from continuing operations. For fiscal year 2018, 518,236 common stock equivalents of dilutive common stock were included in the diluted earnings per share calculation due to net income from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Year
	2020	2019	2018
Equity-based compensation awards	315,312	118,246	634,292

13.  STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting, provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 3,818,895 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and stock options). As of June 30, 2020, a maximum of 3,774,266 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan generally include various acceleration terms, including upon retirement for participants aged sixty-two years or older or who are aged fifty-five or older and have 15 years of continuous service.
The Company also has outstanding awards under the 2016 Long Term Incentive Plan (the 2016 Plan), although the 2016 Plan terminated in October 2018 and no additional awards have since been or will be made under the 2016 Plan. The 2016 Plan provided for the granting of SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
The Company also has outstanding awards under the Amended and Restated 2004 Long Term Incentive Plan (the 2004 Plan), although the 2004 Plan terminated in October 2016 and no additional awards have since been or will be made under the 2004 Plan. The 2004 Plan provided for the granting of nonqualified stock options, SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
Under the 2018 Plan, 2016 Plan and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant. There were no SARs granted in fiscal year 2020.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2020, 2019 and 2018 were as follows:

	Fiscal Years
	2020	2019	2018
RSUs (1)	$16.48	$21.12	$13.43
PSUs (1)	12.09	14.05	15.74
_______________________________________________________________________________
(1)The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2020, 2019 and 2018 were as follows:

	Fiscal Years
	2020	2019	2018
Risk-free interest rate	1.43%	2.31 - 2.68%	1.66 - 2.59%
Expected volatility	33.9%	34.2 - 34.6%	33.4 - 37.1%
Expected dividend yield	—%	—%	—%
The risk free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the market-based RSUs and PSUs granted. Expected volatility is established based on historical volatility of the Company's stock price. The Company uses historical data to estimate pre-vesting forfeiture rates.
Stock-based compensation expense was as follows:

	Fiscal Years
	2020	2019	2018

	(Dollars in thousands)
SARs	$—	$1,497	$2,252
RSAs, RSUs, & PSUs	3,275	7,506	6,017
Total stock-based compensation expense (recorded in G&A)	3,275	9,003	8,269
Less: Income tax benefit (1)	(688)	(1,891)	(1,736)
Total stock-based compensation expense, net of tax	$2,587	$7,112	$6,533
_______________________________________________________________________________
(1)Federal statutory income tax rate of 21% utilized in fiscal years 2020, 2019 and 2018.
The Company recorded a stock compensation benefit of $1.6 million in fiscal year 2020 related to performance awards that did not meet the vesting requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Appreciation Rights & Stock Options:
SARs and stock options granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the April 2017 grant to the Chief Executive Officer, which vested in full after two years.
Activity for all the Company's outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2019	1,321	10	$11.97
Granted	—	—	—
Forfeited/Expired	(36)	(9)	16.69
Exercised	—	(1)	18.61
Outstanding balance at June 30, 2020	1,285	—	$11.79	6.08	$(4,639)
Exercisable at June 30, 2020	1,285	—	$11.79	6.08	$(4,639)
Unvested awards, net of estimated forfeitures	—	—	$—	—	$—

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
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs
Outstanding balance at June 30, 2019	850	$16.42
Granted	257	16.48
Forfeited	(166)	17.29
Vested	(235)	11.88
Outstanding balance at June 30, 2020	706	$17.72	$5,775
Vested at June 30, 2020	263	$15.94	$2,151
Unvested awards, net of estimated forfeitures	381	$18.68	$3,117
As of June 30, 2020, there was $3.8 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted-average period of 1.75 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period.
Activity for all of the Company's PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
	PSUs
Outstanding balance at June 30, 2019	980	$14.10
Granted	74	12.09
Forfeited	(165)	14.57
Vested	(179)	12.93
Outstanding balance at June 30, 2020	710	$13.90	$5,808
Vested at June 30, 2020	—	$—	$—
Unvested awards, net of estimated forfeitures	396	$13.34	$3,239
_______________________________________________________________________________
(1)Includes actual or expected payout rates as set forth in the performance criteria.
In connection with the termination of former executive officers, the Company settled certain PSUs for cash of $0.8 million during fiscal year 2018.
PSUs granted in fiscal year 2020 have a performance period of three years, after which they will vest to the extent earned. There was $0.3 million of total unrecognized compensation expense related to the unvested awards to be recognized over 2.2 years.
PSUs granted in fiscal year 2019 have a performance period of three years, after which they will vest to the extent earned. There was $3.3 million of total unrecognized compensation expense related to the unvested awards to be recognized over 1.2 years.
PSUs granted in fiscal year 2018 have a performance period of three years, ending June 30, 2020. As of June 30, 2020, these awards have not been earned and will not vest to the extent earned. As a result, the Company recorded a benefit of $1.6 million in fiscal year 2020.

14. SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
Shareholders' Rights Plan:
The Company previously had a shareholders' rights plan, which expired by its terms in December 2016.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained outstanding under the approved stock repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2020	2019	2018

	(Dollars in thousands)
Foreign currency translation	$7,391	$8,853	$8,668
Unrealized gain on deferred compensation contracts	58	489	988
Accumulated other comprehensive income	$7,449	$9,342	$9,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.  SEGMENT INFORMATION
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
The Franchise salons reportable operating segment is comprised of 5,209 franchised salons located mainly in strip center locations and Walmart Supercenters. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the United States and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The Company-owned salons reportable operating segment is comprised of 1,632 company-owned salons located mainly in strip center locations and Walmart Supercenters. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the Company-owned salons segment.
Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Year Ended June 30, 2020
	Franchise	Company - owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$331,538	$—	$331,538
Product	52,421	85,165	—	137,586
Royalties and fees	73,402	—	—	73,402
Franchise rental income	127,203	—	—	127,203
	253,026	416,703	—	669,729
Operating expenses:
Cost of service	—	222,279	—	222,279
Cost of product	40,032	44,666	—	84,698
Site operating expenses	13,341	58,202	—	71,543
General and administrative	33,725	24,638	72,590	130,953
Rent	872	72,921	2,589	76,382
Franchise rent expense	127,203	—	—	127,203
Depreciation and amortization	922	29,113	6,917	36,952
Long-lived asset impairment	1,712	20,848	—	22,560
TBG restructuring	2,333	—	—	2,333
Goodwill impairment	—	40,164	—	40,164
Total operating expenses	220,140	512,831	82,096	815,067
Operating income (loss)	32,886	(96,128)	(82,096)	(145,338)
Other (expense) income:
Interest expense	—	—	(7,522)	(7,522)
Gain from sale of salon assets to franchisees, net	—	—	(27,306)	(27,306)
Interest income and other, net	—	—	3,353	3,353
Income (loss) from continuing operations before income taxes	$32,886	$(96,128)	$(113,571)	$(176,813)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2019
	Franchise	Company-owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$749,660	$—	$749,660
Product	59,905	165,713	—	225,618
Royalties and fees	93,761	—	—	93,761
	153,666	915,373	—	1,069,039
Operating expenses:
Cost of service	—	452,827	—	452,827
Cost of product	47,219	81,597	—	128,816
Site operating expenses	34,099	106,932	—	141,031
General and administrative	32,888	57,219	86,897	177,004
Rent	740	130,214	862	131,816
Depreciation and amortization	762	28,263	8,823	37,848
TBG restructuring	21,816	—	—	21,816
Total operating expenses	137,524	857,052	96,582	1,091,158
Operating income (loss)	16,142	58,321	(96,582)	(22,119)
Other (expense) income:
Interest expense	—	—	(4,795)	(4,795)
Gain from sale of salon assets to franchisees, net	—	—	2,918	2,918
Interest income and other, net	—	—	1,729	1,729
Income (loss) from continuing operations before income taxes	$16,142	$58,321	$(96,730)	$(22,267)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2018
	Franchise	Company - owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$899,345	$—	$899,345
Product	53,703	205,037	—	258,740
Royalties and fees	77,394	—	—	77,394
	131,097	1,104,382	—	1,235,479
Operating expenses:
Cost of service	—	530,582	—	530,582
Cost of product	42,128	98,495	—	140,623
Site operating expenses	26,818	127,249	—	154,067
General and administrative	25,880	67,163	81,002	174,045
Rent	269	181,869	958	183,096
Depreciation and amortization	365	48,508	9,332	58,205
Total operating expenses	95,460	1,053,866	91,292	1,240,618
Operating income (loss)	35,637	50,516	(91,292)	(5,139)
Other (expense) income:
Interest expense	—	—	(10,492)	(10,492)
Gain from sale of salon assets to franchisees, net	—	—	241	241
Interest income and other, net	—	—	5,199	5,199
Income (loss) from continuing operations before income taxes	$35,637	$50,516	$(96,344)	$(10,191)
_______________________________________________________________________________
(1)Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with salon support, depreciation and amortization related to our corporate headquarters and unallocated insurance, benefit and compensation programs, including stock-based compensation.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2020		2019		2018
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$613,652	$56,532	$972,994	$75,789	$1,132,041	$95,956
Other countries	56,077	644	96,045	2,301	103,438	3,332
Total	$669,729	$57,176	$1,069,039	$78,090	$1,235,479	$99,288

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly data for fiscal years 2020 and 2019 follows:

	Quarter Ended
	September 30	December 31	March 31 (1)	June 30 (2)	Year Ended

	(Dollars in thousands, except per share amounts)
2020
Revenues	$247,038	$208,765	$153,783	$60,143	$669,729
Cost of service and product revenues, excluding depreciation and amortization	116,809	94,616	76,496	19,056	306,977
Operating loss	(9,906)	(7,466)	(59,399)	(68,567)	(145,338)
Loss from continuing operations	(14,178)	(16,520)	(67,842)	(73,654)	(172,194)
Income from discontinued operations	373	79	301	79	832
Net loss	(13,805)	(16,441)	(67,541)	(73,575)	(171,362)
Loss from continuing operations per share, basic (4)	(0.39)	(0.46)	(1.89)	(2.05)	(4.79)
Income from discontinued operations per share, basic (4)	0.01	—	0.01	—	0.02
Net loss per share, basic (4)	(0.38)	(0.46)	(1.88)	(2.05)	(4.77)
Loss from continuing operations per share, diluted (4)	(0.39)	(0.46)	(1.89)	(2.05)	(4.79)
Income from discontinued operations per share, diluted (4)	0.01	—	0.01	—	0.02
Net loss per share, diluted (4)	(0.38)	(0.46)	(1.88)	(2.05)	(4.77)

	Quarter Ended
	September 30	December 31	March 31 (3)	June 30	Year Ended

	(Dollars in thousands, except per share amounts)
2019
Revenues	$287,835	$274,671	$258,343	$248,190	$1,069,039
Cost of service and product revenues, excluding depreciation and amortization	153,678	151,281	142,799	133,885	581,643
Operating income (loss)	3,429	(1,551)	(22,162)	(1,835)	(22,119)
(Loss) income from continuing operations	(463)	417	(14,811)	(5,265)	(20,122)
(Loss) income from discontinued operations	(264)	6,113	178	(131)	5,896
Net (loss) income	(727)	6,530	(14,633)	(5,396)	(14,226)
(Loss) income from continuing operations per share, basic (4)	(0.01)	0.01	(0.37)	(0.14)	(0.48)
(Loss) income from discontinued operations per share, basic (4)	(0.01)	0.14	—	—	0.14
Net (loss) income per share, basic (4)	(0.02)	0.15	(0.36)	(0.14)	(0.34)
(Loss) income from continuing operations per share, diluted (4)	(0.01)	0.01	(0.37)	(0.14)	(0.48)
(Loss) income from discontinued operations per share, diluted (4)	(0.01)	0.14	—	—	0.14
Net (loss) income per share, diluted (4)	(0.02)	0.15	(0.36)	(0.14)	(0.34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_______________________________________________________________________________
(1)During the third quarter of fiscal year 2020, the Company recorded a $40.2 million goodwill impairment charge related to the Company-owned reporting unit (see revision explanation below).
(2)During the fourth quarter of fiscal year 2020, government-mandated salon closures in response to the COVID-19 pandemic significantly reduced operating income. Additionally, the economic disruption caused by COVID-19 triggered a $22.6 million long-lived asset impairment charge.
(3)During the third quarter of fiscal year 2019, the Company recorded a $20.7 million restructuring charge related to TBG mall locations. The reserve was a non-cash charge to reserve for notes and receivables due from TBG.
(4)Total is an annual recalculation; line items calculated quarterly may not sum to total. Line items may not sum due to rounding.

Revision of Second and Third Quarter 2020 Unaudited Results:

During the fourth quarter of 2020, the Company identified an error in the calculation of the goodwill derecognition associated with the sale of salons to franchisees in the second quarter and third quarter. In the second quarter, goodwill derecognition was understated by $6.7 million, resulting in the loss from the sale of salons to franchisees and net loss being understated and goodwill being overstated by $6.7 million. During the third quarter, goodwill derecognition was overstated by $2.35 million. As of March 31, 2020, the Company fully impaired its remaining Company-owned goodwill with the amount of goodwill impairment being overstated by $4.4 million in the third quarter. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to the Company’s Unaudited Condensed Consolidated Financial Statements for the aforementioned interim periods. However, to facilitate comparisons among periods, the company has decided to revise its previously issued second and third quarter unaudited condensed consolidated financial information.

	Three months ended December 31, 2019
	As Previously Reported	Adjustments (1)	As Revised

	(Dollars in thousands, except per share amounts)
Loss from sale of salon assets to franchisees, net (a)	$(5,692)	$(6,715)	$(12,407)
Interest income and other, net (b)	4,346	(1,477)	2,869
Loss from continuing operations before income taxes	(10,276)	(8,192)	(18,468)
Income tax benefit	795	1,153	1,948
Net loss	(9,402)	(7,039)	(16,441)
Net loss per share	(0.26)	(0.20)	(0.46)
Comprehensive loss	(8,861)	(7,039)	(15,900)
Goodwill as of December 31, 2019	293,019	(6,715)	286,304
Other assets as of December 31, 2019	38,144	1,477	36,667
Other non-current liabilities as of December 31, 2019	95,979	(1,153)	94,826

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended March 31, 2020
	As Previously Reported	Adjustments (2)	As Revised

	(Dollars in thousands, except per share amounts)
Rent expense (d)	$19,243	$(578)	$18,665
Goodwill impairment (c)	44,529	(4,365)	40,164
Operating loss	(64,342)	4,943	(59,399)
Loss from sale of salon assets to franchisees, net	(10,208)	2,350	(7,858)
Interest income and other, net	(1,329)	1,477	148
Loss from continuing operations before income taxes	(77,591)	8,770	(68,821)
Income tax benefit	2,253	(1,274)	979
Net loss	(75,037)	7,496	(67,541)
Net loss per share	(2.10)	0.22	(1.88)
Comprehensive loss	(77,519)	7,496	(70,023)
Short term lease liability as of March 31, 2020	149,482	(578)	148,904
Other non-current liabilities as of March 31, 2020	92,698	121	92,819

	Six months ended December 31, 2019
	As Previously Reported	Adjustments (1)	As Revised

	(Dollars in thousands, except per share amounts)
Loss from sale of salon assets to franchisees, net	$(11,552)	$(6,715)	$(18,267)
Interest income and other, net	4,517	(1,477)	3,040
Loss from continuing operations before income taxes	(27,310)	(8,192)	(35,502)
Income tax benefit	3,651	1,153	4,804
Net loss	(23,207)	(7,039)	(30,246)
Net loss per share	(0.64)	(0.20)	(0.84)
Comprehensive loss	(23,069)	(7,039)	(30,108)

	Nine months ended March 31, 2020
	As Previously Reported	Adjustments (2)	As Revised

	(Dollars in thousands, except per share amounts)
Rent expense	$64,002	$(578)	$63,424
Goodwill impairment	44,529	(4,365)	40,164
Operating loss	(81,714)	4,943	(76,771)
Loss from sale of salon assets to franchisees, net	(21,760)	(4,365)	(26,125)
Interest income and other, net	3,188	—	3,188
Loss from continuing operations before income taxes	(104,901)	578	(104,323)
Income tax benefit	5,904	(121)	5,783
Net loss	(98,244)	457	(97,787)
Net loss per share	(2.73)	0.01	(2.72)
Comprehensive loss	(100,588)	457	(100,131)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_______________________________________________________________________________
(1) The Company revised the amounts originally reported for the second quarter of fiscal year 2020 for the following items:

(a) Recorded an additional $6.7 million loss from the sale of salons to franchisees, net that should have been recorded in the second quarter. The error in the Company's goodwill derecognition estimation calculation was identified in the fourth quarter. The goodwill derecognition was understated which understated the loss of the sale of salons to franchisees, net. The error impacted the three and six months ended December 31, 2019.

(b) Recorded a reduction to the gain on the sale of a building, included in interest income and other, net related to the sale of the Company's headquarters which occurred in the second quarter. Previously, the Company identified this error during the third quarter and recorded and disclosed the correction in the third quarter as an out-of-period adjustment. The correction applies to the three and six months ended December 31, 2019.

(2) The Company revised the amounts originally reported for the third quarter of fiscal year 2020 for the following items:

(c) During the third quarter goodwill derecognition was overstated by $2.4 million. As of March 31, 2020 the Company impaired its remaining Company-owned goodwill, with the amount of goodwill impairment being overstated by $4.4 million. As the second quarter error which understated goodwill derecognition was not identified until the fourth quarter, goodwill impairment and loss from the sale of salons to franchisees, net were misstated in the third quarter. The Company recorded a $4.4 million decrease to goodwill impairment and a $2.4 million decrease to loss from the sale of salon assets to franchisees, net to correct the error. Net loss for the nine months ended March 31, 2020 was not misstated. However, goodwill impairment and the loss from the sales of salons to franchisees, net were misstated in the nine months ended March 31, 2020 with goodwill impairment overstated by $4.4 million and loss from the sale of salons to franchisees, net understated by $4.4 million.

(d) Adjusted third quarter rent expense to include a $0.6 million benefit to rent expense that related to leases signed in the third quarter, but not identified until the fourth quarter. The net loss for the three and nine months were both impacted by the misstatement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As described in Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K, the Company identified an error in the quarterly financial statements related to the derecognition of goodwill associated with company-owned salons that were sold in the three months ended December 31, 2020. As a result, the Company identified a material weakness in internal control over financial reporting as we did not maintain effective controls over the derecognition calculation of the company-owned stores goodwill reporting unit. This material weakness existed until the end of the quarter ended March 31, 2020 when the remaining goodwill associated with the Company-owned reporting unit was fully impaired and, as a result, there was no longer a need for the derecognition of goodwill in conjunction with the sale of company-owned salons. At that point, because the conditions causing the material weakness no longer existed, and are not expected to exist, we determined the material weakness had been remediated.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2020 based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.

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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company will be set forth in the sections titled "Item 1—Election of Directors" of the Company's 2020 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Information About Our Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2020 Proxy Statement, and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies and Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found in the same section of the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 3701 Wayzata Boulevard, Suite 500, Minneapolis, Minnesota 55416.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," "Fiscal 2020 Director Compensation Table," and "CEO Pay Ratio" of the Company's 2020 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2020 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2020 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(b)(1). All financial statements:
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
(c)Exhibits:
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
Exhibit Number/Description

2(a)
Portfolio Transfer Agreement (United States), dated as of December 30, 2019, between Regis Corp. and The Beautiful Group Management, LLC. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on December 31, 2019.)

2(b)
Portfolio Transfer Agreement (Canada), dated as of December 30, 2019, between Regis Holdings (Canada), Ltd. and The Beautiful Group Salons (Canada) Ltd. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on December 31, 2019.)

3(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 8, 2020.)

3(b)	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 8, 2020.)

4(b)	Description of the Company's Securities. (Incorporated by reference to Exhibit 4.B of the Company's Annual Report on Form 10-K filed on August 27, 2019.)

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

10(c)*	Separation and Consulting Agreement, dated June 30, 2020, between the Company and Jim B. Lain.

10(d)*	Employment Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

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

10(g)*	Employment Agreement dated December 1, 2014, between the Company and Kersten D. Zupfer.

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

10(j)*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Executive Grants). Incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(k)*	Form of Stock Appreciation Right Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(l)*	Form of Performance Units Agreement (Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(m)*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2017 and 2016 Executive Grants). (Incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(n)*	Form of Performance Units Agreement (Fiscal 2017 Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

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

10(q)*
Senior Executive Severance Policy, dated May 18, 2020, Applicable to Senior Vice Presidents and Above Who Do Not Have an Employment Agreement. (Incorporated by reference to Exhibit 10.3.1 of the Company's Quarterly Report on Form 10-Q filed on June 18, 2020.)

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

10(t)
Amendment No. 2 to Credit Agreement dated as of May 15, 2020 by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 18, 2020.)

10(u)
Amendment No. 3 to Credit Agreement dated as of July 29, 2020 by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent.

10(v)*	Form of Letter Agreement with Executive Officers (August 31, 2018). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(w)*
Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(x)*	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Grant, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(y)*
Form of Performance Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(z)*	Form of Performance Stock Unit Award (Annual Fiscal 2019, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(aa)*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(bb)*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(cc)*
Regis Corporation Stock Purchase and Matching RSU Program as amended and restated effective March 20, 2019, including form of SPMP and forms of Matching RSU Award Agreements. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(dd)*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10(ee)*	Form of Restricted Stock Unit Award (Chad Kapadia September 1, and June 5, 2019). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 29, 2019.)

10(ff)
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

21	List of Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2020, formatted in iXBRL (included as Exhibit 101).
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

REGIS CORPORATION
By	/s/ HUGH. E SAWYER
Hugh E. Sawyer, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 31, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hugh E. Sawyer
Hugh E. Sawyer, Chairman of the Board of Directors	Date: August 31, 2020

/s/ DAVID P. WILLIAMS
David P. Williams, Independent Lead Director	Date: August 31, 2020

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 31, 2020

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 31, 2020

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 31, 2020

/s/ VIRGINIA GAMBALE
Virginia Gambale, Director	Date: August 31, 2020

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 31, 2020

/s/ MARK LIGHT
Mark Light, Director	Date: August 31, 2020