Form 10-Q
period 2020-09-30
REGIS CORP
filed 2020-11-02
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3701 Wayzata Boulevard,	Minneapolis	Minnesota	55416
(Address of principal executive offices)			(Zip Code)
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

Large Accelerated Filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 26, 2020 : 35,665,844

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2020	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$84,969	$113,667
Receivables, net	35,916	31,030
Inventories	57,695	62,597
Other current assets	20,057	19,138
Total current assets	198,637	226,432

Property and equipment, net	49,994	57,176
Goodwill (Note 9)	227,896	227,457
Other intangibles, net	4,500	4,579
Right of use asset (Note 10)	728,464	786,216
Other assets	42,337	40,934
Total assets	$1,251,828	$1,342,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,648	$50,918
Accrued expenses	57,018	48,825
Short-term lease liability (Note 10)	129,643	137,271
Total current liabilities	236,309	237,014

Long-term debt, net (Note 11)	177,500	177,500
Long-term lease liability (Note 10)	629,328	680,454
Long-term financing liabilities (Note 11)	27,658	27,981
Other non-current liabilities	91,492	94,142
Total liabilities	1,162,287	1,217,091
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,665,783 and 35,625,716 common shares at September 30, 2020 and June 30, 2020, respectively	1,783	1,781
Additional paid-in capital	20,596	22,011
Accumulated other comprehensive income	7,951	7,449
Retained earnings	59,211	94,462
Total shareholders’ equity	89,541	125,703
Total liabilities and shareholders’ equity	$1,251,828	$1,342,794
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2020 And 2019
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2020	2019

Revenues:
Service	$36,408	$141,941
Product	24,749	45,656
Royalties and fees	17,956	28,017
Franchise rental income (Note 10)	32,283	31,424
Total revenue	111,396	247,038
Operating expenses:
Cost of service	28,523	90,482
Cost of product	16,369	26,327
Site operating expenses	13,239	32,942
General and administrative	26,148	40,625
Rent (Note 10)	13,225	24,264
Franchise rent expense	32,283	31,424
Depreciation and amortization	7,376	9,380
Long-lived asset impairment	5,824	—
TBG mall location restructuring (Note 3)	—	1,500
Total operating expenses	142,987	256,944

Operating loss	(31,591)	(9,906)

Other (expense) income:
Interest expense	(3,762)	(1,439)
Loss from sale of salon assets to franchisees, net	(662)	(5,860)
Interest income and other, net	114	171

Loss from continuing operations before income taxes	(35,901)	(17,034)

Income tax benefit	635	2,856

Loss from continuing operations	(35,266)	(14,178)

Income from discontinued operations, net of taxes (Note 3)	—	373

Net loss	$(35,266)	$(13,805)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.98)	$(0.39)
Income from discontinued operations	0.00	0.01
Net loss per share, basic and diluted (1)	$(0.98)	$(0.38)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	35,908	36,249
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three Months Ended September 30, 2020 And 2019
(Dollars in thousands)

	Three Months Ended September 30,
	2020	2019

Net loss	$(35,266)	$(13,805)
Foreign currency translation adjustments	502	(403)
Comprehensive loss	$(34,764)	$(14,208)
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended September 30, 2020 And 2019
(Dollars in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(35,266)	(35,266)
Foreign currency translation	—	—	—	502	—	502
Stock-based compensation	—	—	(1,225)	—	—	(1,225)
Net restricted stock activity	40,067	2	(190)	—	—	(188)
Minority interest	—	—	—	—	15	15
Balance, September 30, 2020	35,665,783	$1,783	$20,596	$7,951	$59,211	$89,541

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(13,805)	(13,805)
Foreign currency translation	—	—	—	(403)	—	(403)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	276	—	—	—	—	—
Stock-based compensation	—	—	1,807	—	—	1,807
Net restricted stock activity	182,511	9	(1,798)	—	—	(1,789)
Minority interest	—	—	—	—	40	40
Balance, September 30, 2019	35,548,036	$1,777	$20,880	$8,939	$252,143	$283,739
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2020 And 2019
(Dollars in thousands)

	Three Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(35,266)	$(13,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash adjustments related to discontinued operations	—	(470)
Depreciation and amortization	6,087	7,863
Salon asset impairments	—	1,517
Long-lived asset impairment	5,824	—
Deferred income taxes	(384)	(3,821)
Loss from sale of salon assets to franchisees, net	662	5,860
Stock-based compensation (Note 5)	(1,225)	1,807
Amortization of debt discount and financing costs	438	69
Other non-cash items affecting earnings	4	(23)
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(5,006)	(12,477)
Net cash used in operating activities	(28,866)	(13,480)

Cash flows from investing activities:
Capital expenditures	(3,811)	(4,899)
Proceeds from sale of assets to franchisees	3,735	37,945
Costs associated with sale of salon assets to franchisees	(125)	(1,019)
Net cash (used in) provided by investing activities	(201)	32,027

Cash flows from financing activities:
Repurchase of common stock	—	(28,247)
Taxes paid for shares withheld	(187)	(1,808)
Distribution center lease payments	(238)	(248)
Net cash (used in) financing activities	(425)	(30,303)

Effect of exchange rate changes on cash and cash equivalents	88	3

Decrease in cash, cash equivalents, and restricted cash	(29,404)	(11,753)

Cash, cash equivalents and restricted cash:
Beginning of period	122,880	92,379
End of period	$93,476	$80,626
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of September 30, 2020 and for the three months ended September 30, 2020 and 2019, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2020 and its consolidated results of operations, comprehensive loss, changes in equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 and other documents filed or furnished with the SEC during the current fiscal year.
Impact of the COVID-19 Pandemic on Business Operations:
During the period ended September 30, 2020, the global coronavirus pandemic ("COVID-19") had an adverse impact on operations, including the closure of all salons in California for the majority of the quarter due to government-mandated closures. These restrictions were lifted in September and as of September 30, 2020, system-wide salons are approximately 95% open. Management is evaluating the future of the unopened salons, including potential closures. The COVID-19 pandemic continues to impact salon guest visits leading to a significant reduction in revenue. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
The Company assesses impairment of long-lived salon assets and right of use assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in the use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted cash flows are compared to the carrying value. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to September 30, 2020. See Note 10 for further discussion related to the right of use asset impairment.
Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize material impairment charges.
A long-lived asset impairment charge, including right of use and salon property and equipment, of $5.8 million was recorded in the three months ended September 30, 2020, and is separately stated on the unaudited Condensed Consolidated Statement of Operations. Of the total $5.8 million long-lived asset impairment charge, $4.6 million was allocated to the right of use asset and $1.2 million was allocated to salon property and equipment. A long-lived salon property and equipment asset impairment charge of $1.5 million was recorded during the three months ended September 30, 2019, and is recorded in Depreciation and Amortization in the unaudited Condensed Consolidated Statement of Operations.

Goodwill:
As of September 30, 2020 and June 30, 2020, the Franchise reporting unit had $227.9 and $227.5 million, respectively, of goodwill. For further information, see Note 9 of the interim unaudited Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three months ended September 30, 2020.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2020 annual impairment assessment, due to the impact of the COVID-19 pandemic, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise reporting unit. The Company compared the carrying value of the reporting unit, including goodwill, to the estimated fair value. The result of the assessment indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by approximately 50 percent. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and a market approach. The key assumptions utilized in the analysis were the number of salons to be sold to franchisees and using the discount rate. If a future triggering event occurs or if during the Company's annual impairment assessment the fair value of the Franchise reporting unit has decreased significantly, it may result in a non-cash impairment charge to reduce the carrying value of goodwill.
Depreciation:
Depreciation expense in the three months ended September 30, 2020 includes $1.3 million of asset retirement obligations, which are cash expenses. Additionally, in the three month period ended September 30, 2020, the Company recognized a $1.0 million incremental charge in depreciation expense that related to a prior period. Management evaluated the effect of this out-of-period adjustment on the three months ended September 30, 2020, as well as the previous period in which the charge should have been recognized and concluded for both quantitative and qualitative reasons that the adjustment is not material to the periods affected.

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
Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund cooperatives fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. This increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing the lease on behalf of franchisees and entering into a sublease arrangement with the franchisee. The Company recognizes franchise rental income and expense when it is due to the landlord.
The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$36,408	$—	$141,941
Product	13,742	11,007	13,105	32,551
Total revenue recognized at a point in time	$13,742	$47,415	$13,105	$174,492

Revenue recognized over time:
Royalty and other franchise fees	$13,447	$—	$17,592	$—
Advertising fund fees	4,509	—	10,425	—
Franchise rental income	32,283	—	31,424	—
Total revenue recognized over time	50,239	—	59,441	—
Total revenue	$63,981	$47,415	$72,546	$174,492

Information about receivables, broker fees and deferred revenue subject to the revenue recognition guidance is as follows:

	September 30, 2020	June 30, 2020	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$28,306	$22,991	Accounts receivable, net
Broker fees	$20,442	$20,516	Other assets

Deferred revenue:
Current
Gift card liability	$2,530	$2,543	Accrued expenses
Deferred franchise fees unopened salons	37	77	Accrued expenses
Deferred franchise fees open salons	5,679	5,537	Accrued expenses
Total current deferred revenue	$8,246	$8,157
Non-current
Deferred franchise fees unopened salons	$11,398	$11,855	Other non-current liabilities
Deferred franchise fees open salons	33,550	33,623	Other non-current liabilities
Total non-current deferred revenue	$44,948	$45,478

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, rent, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. The following table is a rollforward of the allowance for doubtful accounts for the period:

Balance as of June 30, 2020	$6,899
Provision for doubtful accounts (1)	2,289
Provision for franchisee rent (2)	512
Write-offs	(297)
Balance as of September 30, 2020	$9,403
_______________________________________________________________________________
(1)The provision for doubtful accounts is recognized as General and administrative expense in the unaudited Condensed Consolidated Statement of Operations.
(2)The provision for franchisee rent is recognized as Rent expense in the unaudited Condensed Consolidated Statement of Operations.

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and administrative expense over the term of the agreement. The following table is a rollforward of the broker fee balance for the period:

Balance as of June 30, 2020	$20,516
Additions	703
Amortization	(777)
Write-offs	—
Balance as of September 30, 2020	$20,442

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended September 30, 2020 and 2019 was $0.3 and $0.8 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2020 and 2019 was $1.6 and $1.2 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2020 is as follows (in thousands):

Remainder of 2021	$4,391
2022	5,734
2023	5,558
2024	5,099
2025	4,737
Thereafter	13,710
Total	$39,229

3.    TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:

In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG), who operated these locations as franchise locations until June 2019. In June 2019, the Company entered into a settlement agreement with TBG regarding the North American salons, which, among other things, substituted the master franchise agreement for a license agreement. The Company classified the results of its mall-based business as discontinued operations in the unaudited Condensed Consolidated Statement of Operations. Included in discontinued operations in fiscal year 2020 are adjustments to actuarial assumptions related to the discontinued operations. Other than the items presented in the unaudited Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or non-cash investing activities related to discontinued operations for the three months ended September 30, 2020 and 2019.
For the three months ended September 30, 2019 the Company recorded $1.5 million of TBG restructuring charges that relate to the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. In the United States, the transfer was consummated in connection with an assignment for the benefit of TBG US's creditors. The transfer of the 207 mall-based salons occurred on December 31, 2019, and the operational results of these mall-based salons are included in the unaudited Condensed Consolidated Statement of Operations. The assets acquired and liabilities assumed were not material to the unaudited Condensed Consolidated Balance Sheet. As of September 30, 2020, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $18 million related to its mall-based salon lease commitments on the 104 salons that remain open, which is a $5 million reduction from June 30, 2020. The commitments are included in our lease liabilities.

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

For the three months ended September 30, 2020 and 2019, there were 310,557 and 902,478 common stock equivalents of dilutive common stock, respectively, excluded in the diluted earnings per share calculations due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,834,999 and 391,531 of stock-based awards during the three months ended September 30, 2020 and 2019, respectively, as they were not dilutive under the treasury stock method.

5.    SHAREHOLDERS’ EQUITY:

Stock-Based Employee Compensation:
During the three months ended September 30, 2020, the Company granted various equity awards including restricted stock units (RSUs) and performance-based restricted stock units (PSUs).
A summary of equity awards granted is as follows:

For the Three Months Ended September 30, 2020

Restricted stock units	246,634
Performance-based restricted stock units	62,290

The RSUs granted to employees during the three months ended September 30, 2020 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date.
The PSUs granted to employees have a three-year performance period ending June 30, 2023 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50 day period that ends on June 30, 2023. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.
Total compensation cost for stock-based payment arrangements totaling $(1.2) and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, was recorded within General and administrative expense on the unaudited Condensed Consolidated Statement of Operations. The benefit recorded in the three months ended September 30, 2020 was due to the forfeiture of awards related to the departure of the Company's CEO, resulting in an expense reversal of $2.4 million.
Share Repurchases:
During the three months ended September 30, 2020, the Company did not repurchase shares under the previously approved stock repurchase program. During the three months ended September 30, 2019, the Company repurchased 1.5 million shares for $26.4 million under the previously approved stock repurchase program. At September 30, 2020, $54.6 million remains outstanding under the approved stock repurchase program.

6.     INCOME TAXES:

A summary of income tax benefits and corresponding effective tax rates is as follows:

	For the Three Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Income tax benefit	$635	$2,856
Effective tax rate	1.8%	16.8%

The recorded tax provision and effective tax rate for the three months ended September 30, 2020 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The recorded tax provision and effective tax rate for the three months ended September 30, 2019 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance and global intangible low-taxed income ("GILTI").
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

7.     COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. The Company is a defendant in two wage and hour lawsuits in California. The first, a class action in US District Court, alleges various violations of the California Labor Code, including, but not limited to failure to pay wages, failure to permit rest breaks, failure to pay all wages due on termination of employment, waiting time penalties, failure to provide accurate wage statements and violation of the business and professions code. This case has been preliminarily settled, pending approval of the court and class, for $2.1 million. The second, a class action filed in California Superior Court, alleges various violations of the California Labor Code as well as PAGA penalties. Barring successful objection from plaintiffs’ attorneys to the first class action, the second case will be subsumed into the first case’s settlement. As of June 30, 2020 and September 30, 2020, $2.1 million was included within accrued expenses on the unaudited Condensed Consolidated Balance Sheet related to these class action lawsuits. In addition, our existing point of sale system supplier has challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. We have vigorously denied the allegations made by this third-party supplier and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting, and the outcome is currently uncertain. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	September 30, 2020	June 30, 2020

	(Dollars in thousands)
Cash and cash equivalents	$84,969	$113,667
Restricted cash, included in Other current assets (1)	8,507	9,213
Total cash, cash equivalents and restricted cash	$93,476	$122,880
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL:

The table below contains details related to the Company's goodwill:

Franchise Reporting Unit
(Dollars in thousands)

Goodwill, net at June 30, 2020	$227,457
Translation rate adjustments	439
Goodwill, net at September 30, 2020	$227,896

10.    LEASES

At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for an additional 5 to 10 year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent expense includes the following:

	For the Three Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Minimum rent	$9,721	$19,184
Percentage rent based on sales	73	1,298
Real estate taxes and other expenses	2,662	3,307
Lease termination expense (1)	5,551	—
Lease liability benefit (2)	(6,061)	—
Corporate segment rent	722	285
Franchise segment non-reimbursable rent	557	190
Total	$13,225	$24,264
_______________________________________________________________________________
(1)During the three months ended September 30, 2020 and 2019, the Company terminated the leases for 131 and 37 company-owned salons, respectively, before the lease end dates. Lease termination fees include $3.1 million of future lease payments for underperforming salons that management closed without a termination agreement. Lease termination fees also includes $2.5 million of early termination payments to close salons before lease end date and relieve the Company of future lease obligations. The early termination payments will save the Company approximately $2 million in future minimum rent plus associated real estate taxes and other lease expenses.
(2)Upon termination of previously impaired leases, the Company derecognized ROU assets of $7.1 million and lease liabilities of $10.3 million that resulted in a net gain of $3.2 million. In addition, the Company recognized a benefit from lease liabilities decreasing in excess of previously impaired ROU assets. The benefit recognized was $2.9 million and $0 in the three months ended September 30, 2020 and 2019, respectively.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2020 and 2019, franchise rental income and franchise rent expense were $32.3 and $31.4 million, respectively. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration.
For franchise and company-owned salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The Right of Use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $728.5 and $786.2 million as of September 30, 2020 and June 30, 2020, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.

The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on original lease term. The weighted average remaining lease term was 6.85 and 6.87 years and the weighted-average discount rate was 3.98% and 3.95% for all salon operating leases as of September 30, 2020 and June 30, 2020, respectively.
A lessee’s ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As a result of the COVID-19 pandemic and the related salon closures that occurred during the fourth fiscal quarter of 2020, the Company determined that a triggering event had occurred pursuant to ASC 360-10-35-21 given that there had been a significant adverse change in the business climate that could affect the value of its salon long-lived asset groups combined with a significant adverse change in the extent or manner in which the salon long-lived groups were being used. As a result, management assessed all salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The first step in the impairment test under ASC 360 is to determine whether the long-lived assets are recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. Estimating cash flows for purposes of the recoverability test is subjective and requires significant judgment. Estimated future cash flows used for the purposes of the recoverability test were based upon historical cash flows for the salons, adjusted for expected changes in future market conditions related to the COVID-19 pandemic, and other factors. The period of time used to determine the estimates of the future cash flows for the recoverability test was based on the remaining useful life of the primary asset of the group, which was the ROU asset in all cases.
Step two of the long-lived asset impairment test requires that the fair value of the asset group be determined when calculating the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company’s own assumptions about how it intends to use the asset group.
The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties based on recently negotiated leases as applicable, the asset group’s projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and a discount rate. The Company engaged a third-party valuation specialist to assist with the research related to inputs used in their determination of the fair value of the ROU asset, which included providing information related to significant inputs and assumptions utilized in the measurement of the impairment loss.
In the fourth quarter of fiscal year 2020, the Company recorded a total long-lived asset impairment charge of $22.6 million in the Consolidated Statement of Operations, including $17.4 million related to the right of use asset in the salon asset groups. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown and therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. In the three months ended September 30, 2020, the Company recognized a long-lived impairment charge of $5.8 million, which included $4.6 million related to the right of use assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded for the three months ended September 30, 2020 were primarily the result of triggering events identified on certain underperforming salons, salons that were identified in the quarter to close, and certain salons where franchisees are unable to fulfill their rent obligations.

As of September 30, 2020, future operating lease commitments, including one renewal option when leases are expected to be renewed, to be paid and received by the Company were as follows:

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2021	$91,189	$27,006	$1,329	$119,524	$(91,189)	$28,335
2022	113,131	29,362	1,410	143,903	(113,131)	30,772
2023	102,742	24,084	1,447	128,273	(102,742)	25,531
2024	92,788	20,019	1,484	114,291	(92,788)	21,503
2025	81,429	15,795	1,522	98,746	(81,429)	17,317
Thereafter	209,092	46,949	7,818	263,859	(209,092)	54,767
Total future obligations	$690,371	$163,215	$15,010	$868,596	$(690,371)	$178,225
Less amounts representing interest	87,533	19,456	2,636	109,625
Present value of lease liabilities	$602,838	$143,759	$12,374	$758,971
Less current lease liabilities	98,546	29,900	1,197	129,643
Long-term lease liabilities	$504,292	$113,859	$11,177	$629,328

Excluding the option period, the Company's operating lease commitments as of September 30, 2020 were approximately $360 and $100 million for franchise salons and company-owned salons, respectively.

11.    FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:
Revolving Credit Facility

	Maturity Date	September 30, 2020	September 30, 2020	June 30, 2020

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)
Revolving credit facility	2023	5.50%	$177,500	$177,500

At September 30, 2020, cash and cash equivalents totaled $85.0 million. As of September 30, 2020, the Company has $177.5 million of outstanding borrowings under a $295.0 million revolving credit facility. At September 30, 2020, the Company has outstanding standby letters of credit under the revolving credit facility of $18.7 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $98.8 million as of September 30, 2020. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $183.8 million as of September 30, 2020. The revolving credit facility has a minimum liquidity covenant of $75 million. As of September 30, 2020, the Company had cash, cash equivalents and restricted cash of $93.5 million and current liabilities of $236.3 million.
The Company was is in compliance with all covenants and other requirements of the financing arrangements as of September 30, 2020 and believes it will continue to be in compliance for at least one year from our filing date.

Sale and Leasebacks
The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	September 30, 2020	June 30, 2020

	(Fiscal Year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	3.30%	$16,604	$16,773
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,054	11,208
Long- term financing liability			$27,658	$27,981

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of September 30, 2020, the current portion of the Company’s lease liability was $1.0 million, which was recorded in accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term was 13.4 years and the weighted-average discount rate was 3.46% for financing leases as of September 30, 2020.
As of September 30, 2020, future lease payments due are as follows:

Fiscal year	Salt Lake City Distribution Center	Chattanooga Distribution Center

	(Dollars in thousands)
Remainder of 2021	$870	$613
2022	1,171	829
2023	1,186	842
2024	1,200	854
2025	1,215	867
Thereafter	10,683	8,414
Total	$16,325	$12,419

The financing liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the financing liability. Total interest expense for the financing lease was $0.3 million for the three months ended September 30, 2020.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2020 and June 30, 2020, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets, and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.
The following impairments were based on fair values using Level 3 inputs:

	For the Three Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Long-lived asset impairment (1)	5,824	1,517
_______________________________________________________________________________
(1)See Note 1 to the Condensed Consolidated Financial Statements.

13.    SEGMENT INFORMATION:

Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.
The Company’s reportable operating segments consisted of the following salons:

	September 30, 2020	June 30, 2020

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,428	1,317
Supercuts	2,423	2,508
Signature Style	1,212	1,217
Total North American salons	5,063	5,042
Total International salons (1)	163	167
Total Franchise salons	5,226	5,209
as a percent of total Franchise and Company-owned salons	80.0%	76.1%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	629	751
Supercuts	170	210
Signature Style	405	505
Mall-based (2)	104	166
Total Company-owned salons	1,308	1,632
as a percent of total Franchise and Company-owned salons	20.0%	23.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	80	82

Grand Total, System-wide	6,614	6,923
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)The mall-based salons were acquired from TBG on December 31, 2019. They are included in continuing operations under the Company-owned operating segment from January 1, 2020.
As of September 30, 2020, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts® and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	For the Three Months Ended September 30, 2020
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$36,408	$—	$36,408
Product	13,742	11,007	—	24,749
Royalties and fees	17,956	—	—	17,956
Franchise rental income	32,283	—	—	32,283
Total revenue	63,981	47,415	—	111,396

Operating expenses:
Cost of service	—	28,523	—	28,523
Cost of product	10,678	5,691	—	16,369
Site operating expenses	4,510	8,729	—	13,239
General and administrative	8,724	2,977	14,447	26,148
Rent	557	11,946	722	13,225
Franchise rent expense	32,283	—	—	32,283
Depreciation and amortization	274	5,082	2,020	7,376
Long-lived asset impairment	610	5,214	—	5,824
Total operating expenses	57,636	68,162	17,189	142,987
Operating income (loss)	6,345	(20,747)	(17,189)	(31,591)
Other (expense) income:
Interest expense	—	—	(3,762)	(3,762)
Loss from sale of salon assets to franchisees, net	—	—	(662)	(662)
Interest income and other, net	—	—	114	114
Income (loss) from continuing operations before income taxes	$6,345	$(20,747)	$(21,499)	$(35,901)

	For the Three Months Ended September 30, 2019
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$141,941	$—	$141,941
Product	13,105	32,551	—	45,656
Royalties and fees	28,017	—	—	28,017
Franchise rental income	31,424	—	—	31,424
Total revenue	72,546	174,492	—	247,038

Operating expenses:
Cost of service	—	90,482	—	90,482
Cost of product	10,280	16,047	—	26,327
Site operating expenses	10,426	22,516	—	32,942
General and administrative	8,357	10,150	22,118	40,625
Rent	190	23,789	285	24,264
Franchise rent expense	31,424	—	—	31,424
Depreciation and amortization	160	6,107	3,113	9,380
TBG mall location restructuring	1,500	—	—	1,500
Total operating expenses	62,337	169,091	25,516	256,944
Operating income (loss)	10,209	5,401	(25,516)	(9,906)
Other (expense) income:
Interest expense	—	—	(1,439)	(1,439)
Gain from sale of salon assets to franchisees, net	—	—	(5,860)	(5,860)
Interest income and other, net	—	—	171	171
Income (loss) from continuing operations before income taxes	$10,209	$5,401	$(32,644)	$(17,034)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2020 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.
MANAGEMENT’S OVERVIEW
Regis Corporation (RGS) franchises, owns, and operates beauty salons. As of September 30, 2020, the Company franchised, owned or held ownership interests in 6,614 worldwide locations. Our locations consisted of 6,534 system-wide North American and International salons, and in 80 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2020, we had approximately 7,000 corporate employees worldwide.
Impact of the COVID-19 Pandemic on Business Operations
During the period ended September 30, 2020, the global coronavirus pandemic ("COVID-19") had an adverse impact on operations, including the closure of all salons in California for the majority of the quarter due to government-mandated closures. These restrictions were lifted in September and as of September 30, 2020, system-wide salons are approximately 95% open. Management is evaluating the future of the unopened salons, including potential closures. The COVID-19 pandemic continues to impact guest visits to our salons leading to a significant reduction in revenue. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
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
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2020 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2020 Annual Report on Form 10-K. Our policies related to revenue recognition guidance, ASC Topic 606, can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
Impact of salons sold to franchisees on operations
In the three months ended September 30, 2020, the Company sold 137 company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019

	(Dollars in thousands)
Salons sold to franchisees	137	545	(408)
Cash proceeds received	$3,735	$37,945	$(34,210)

(Loss) gain on sale of venditions, excluding goodwill derecognition	$(662)	$26,223	$(26,885)
Non-cash goodwill derecognition	—	(32,083)	32,083
Loss from sale of salon assets to franchisees, net	$(662)	$(5,860)	$5,198

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
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2020	2019

SmartStyle	(33.9)%	(2.2)%
Supercuts	(33.4)	0.2
Signature Style	(30.2)	(1.7)
Consolidated system-wide same store sales	(32.6)%	(1.1)%
_______________________________________________________________________________
(1)System-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2021 so they are excluded from fiscal year 2020 same-store sales for comparability.

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended September 30,
	2020	2019	2020	2019	2020

	($ in millions)		% of Total Revenues (1)		(Decrease) Increase

Service revenues	$36.4	$141.9	32.7%	57.5%	(2,480)
Product revenues	24.7	45.7	22.2	18.5	370
Royalties and fees	18.0	28.0	16.1	11.3	480
Franchise rental income	32.3	31.4	29.0	12.7	1,630

Cost of service (2)	28.5	90.5	78.3	63.7	1,460
Cost of product (2)	16.4	26.3	66.4	57.7	870
Site operating expenses	13.2	32.9	11.8	13.3	(150)
General and administrative	26.1	40.6	23.4	16.4	700
Rent	13.2	24.3	11.8	9.8	200
Franchise rent expense	32.3	31.4	29.0	12.7	1,630
Depreciation and amortization	7.4	9.4	6.6	3.8	280
Long-lived asset impairment	5.8	—	5.2	N/A	N/A
TBG restructuring	—	1.5	—	0.6	(60)

Operating loss (4)	(31.6)	(9.9)	(28.4)	(4.0)	(2,440)

Interest expense	(3.8)	(1.4)	(3.4)	(0.6)	(280)
Loss from sale of salon assets to franchisees, net	(0.7)	(5.9)	(0.6)	(2.4)	180
Interest income and other, net	0.1	0.2	0.1	0.1	—

Income tax benefit (3)	0.6	2.9	1.7	16.8	N/A

Income from discontinued operations, net of income taxes	—	0.4	—	0.2	(20)
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
(4)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, franchise royalties and fees, and franchise rental income. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Three Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Franchise salons:
Product	$13,742	$13,105
Royalties and fees	17,956	28,017
Franchise rental income	32,283	31,424
Total, Franchise salons	$63,981	$72,546
Franchise salon same-store sales decrease (1)	(31.9)%	(0.1)%

Company-owned salons:
SmartStyle	$19,113	$85,531
Supercuts	5,619	24,353
Signature Style	22,683	64,608
Total, Company-owned salons	$47,415	$174,492
Company-owned salon same-store sales decrease (2)	(34.8)%	(2.0)%

Consolidated revenues	$111,396	$247,038
Percent change from prior year	(54.9)%	(14.2)%
_______________________________________________________________________________
(1)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2021 so they are excluded from fiscal year 2020 same-store sales for comparability.
(2)Company-owned same-store sales are calculated as the total change in sales for company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly company-owned same-store sales are the sum of the company-owned same-store sales computed on a daily basis. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Company-owned same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.
Consolidated revenue decreased $135.6 million, or 54.9%, for the three months ended September 30, 2020. Service revenue and product revenue decreased $105.5 and $20.9 million, respectively, in the three months ended September 30, 2020. The decline in service and product revenue is primarily due to the Company's sale of salons to franchisees. During the twelve months ended September 30, 2020, 1,056 salons were sold to franchisees, net of buy backs and 729 and 49 system-wide salons were closed and constructed, respectively (2021 Net Salon Count Changes). For the three months ended September 30, 2020, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $98.7 million. Due to the COVID-19 pandemic, in the three months ended September 30, 2020, service revenue, product revenue, royalties and fees decreased.
Service Revenues
The decrease of $105.5 million, or 74.3%, in service revenues during the three months ended September 30, 2020 was primarily due to the 2021 Net Salon Count Changes. For the three months ended September 30, 2020, the impact to service revenue due to the sale of salons to franchisees and closure of salons was $81.7 million. Service revenue also decreased due to fewer guest visits as a result of the COVID-19 pandemic.
Product Revenues
The decrease of $20.9 million, or 45.8%, in product revenues during the three months ended September 30, 2020 was primarily due to 2021 Net Salon Count Changes. For the three months ended September 30, 2020, the impact to product revenue due to the sale of salons to franchisees and closure of salons was $17.0 million. Additionally, franchise same store product sales declined 24.0%, contributing to the decline.
Royalties and Fees
The decrease of $10.0 million, or 35.9%, in royalties and fees for the three months ended September 30, 2020 was primarily due to a $5.9 million decline in cooperative advertising funds charged to franchisees, which were temporarily reduced as part of our COVID-19 pandemic relief effort. This decline is offset in site expense and has no impact on operating income. The decline is also due to the decrease in franchise same store sales of 31.9%, partially offset by an increase in franchise salons. Total franchised locations open at September 30, 2020 were 5,226 as compared to 4,456 at September 30, 2019.
Franchise Rental Income
The increase of $0.9 million, or 2.7%, in franchise rental income for the three months ended September 30, 2020 is due to the increase in franchise salons.
Cost of Service
The 1,460 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2020 was primarily due to inefficient and non-productive stylist hours as a result of reduced traffic from the COVID-19 pandemic and higher minimum wages.
Cost of Product
The 870 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2020 was primarily due to the shift to franchise product sales. Margins on retail product sales were 48.3% and 50.7% in the three months ended September 30, 2020 and 2019, respectively. Margins on franchise product sales were 22.3% and 21.6% in the three months ended September 30, 2020 and 2019, respectively. The increase in franchise product margins was primarily driven by a shift to higher margin customers and products.
Site Operating Expenses
The decrease of $19.7 million, or 59.8%, in site operating expenses during the three months ended September 30, 2020 was due to an $8.0 million decline due to a net reduction in salon counts, a $5.9 million decrease in cooperative advertising expense, which was temporarily reduced as part of our COVID-19 pandemic relief effort, and a decrease in marketing spend.

General and Administrative
The decrease of $14.5 million, or 35.6%, in general and administrative (G&A) during the three months ended September 30, 2020 was primarily due to lower administrative and field management salaries and reductions in headcount as we align our cost structure with our transition to an asset-light franchise model. A benefit from the forfeiture of equity awards related to the departure of the Company's former CEO contributed $2.4 million to the decrease. Additionally, $1.3 million of the decline is due to the Company not holding its annual franchise convention in fiscal year 2021 due to the COVID-19 pandemic.
Rent
The decrease of $11.1 million, or 45.5%, in rent expense during the three months ended September 30, 2020 was primarily due to the net reduction in the number of company-owned salons associated with the Company's transformation to a fully-franchised portfolio, partially offset by rent inflation.
Franchise Rent Expense
In the three months ended September 30, 2020, the increase of $0.9 million, or 2.7%, in franchise rent expense is due to the increase in franchise salons.
Depreciation and Amortization
The decrease of $2.0 million, or 21.4%, in depreciation and amortization during the three months ended September 30, 2020 was primarily due to the net reduction in company-owned salon counts. Additionally, salon asset impairment of $1.5 million was recorded to depreciation expense in the three months ended September 30, 2019.
Long-Lived Asset Impairment
In the three months ended September 30, 2020, the Company recorded a long-lived asset impairment charge of $5.8 million, which included a right of use asset impairment charge of $4.6 million and salon asset impairment of $1.2 million. Prior to the COVID-19 pandemic that began in fiscal year 2020, the Company had not recorded a right of use asset impairment charge.
TBG Restructuring
For the three months ended September 30, 2019, the Company recorded $1.5 million of TBG restructuring charges which related to the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
Interest Expense
The increase of $2.3 million in interest expense for the three months ended September 30, 2020 was primarily due to the increased interest rate and the additional borrowings in the third quarter of fiscal year 2020.
Loss from sale of salon assets to franchisees, net
In the three months ended September 30, 2020, the loss from sale of salon assets to franchisees was $0.7 million. In the three months ended September 30, 2019, the loss from the sale of salon assets to franchisees was $5.9 million, including non-cash goodwill derecognition of $32.1 million. There was no goodwill derecognition in fiscal year 2021 due to the company-owned goodwill impairment in the third quarter of fiscal year 2020.
Interest Income and Other, net
The decrease of $0.1 million in interest income and other, net during the three months ended September 30, 2020 was primarily due a decline in interest income.
Income Taxes
During the three months ended September 30, 2020 and 2019, the Company recognized a tax benefit of $0.6 and $2.9 million with corresponding effective tax rates of 1.8% and 16.8%. See Note 6 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
Income from discontinued operations decreased $0.4 million during the three months ended September 30, 2020 due to actuarial insurance reserve adjustments in the prior year.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise Salons

	For the Three Months Ended September 30,
	2020	2019	Increase (Decrease)

	(Dollars in millions)

Revenue
Product	$13.7	$11.8	$1.9
Product sold to TBG	—	1.3	(1.3)
Total product	13.7	13.1	0.6
Royalties and fees	18.0	28.0	(10.0)
Franchise rental income	32.3	31.4	0.9
Total franchise salons revenue (1)	$64.0	$72.5	$(8.5)

Franchise same-store sales (2)	(31.9)%	(0.1)%

Operating income	$6.3	$11.8	$(5.5)
Operating loss from TBG restructuring	—	(1.6)	1.6
Total operating income (1)	$6.3	$10.2	$(3.9)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(2)Franchise same-store sales are calculated as the total change in sales for salons that have been a franchise location for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG salons were not a franchise location in fiscal year 2021 so they are excluded from fiscal year 2020 same-store sales for comparability.

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2020	2019

SmartStyle	(31.9)%	(7.5)%
Supercuts	(33.0)	1.1
Signature Style	(29.2)	(0.7)
Total	(31.9)%	(0.1)%

Franchise Salon Revenues
Franchise salon revenues decreased $8.5 million during the three months ended September 30, 2020. The decrease was due to decreases in royalties and cooperative advertising fund contributions due to the COVID-19 pandemic. The decline in royalties and cooperative advertising fund contributions was partially offset by an increase in product sales due to the increase in franchise salons. During the twelve months ended September 30, 2020, franchisees constructed (net of relocations) and closed 43 and 329 Franchise-owned salons, respectively, and purchased (net of Company buybacks) 1,056 salons from the Company during the same period.
Franchise Salon Operating Income
During the three months ended September 30, 2020, franchise salon operations generated operating income of $6.3 million, a decrease of $3.9 million compared to the prior comparable period. The decrease was primarily due to the decrease in royalties due to the COVID-19 pandemic.

Company-owned Salons

	For the Three Months Ended September 30,
	2020	2019	Increase (Decrease)

	(Dollars in millions)

Total revenue	$47.4	$174.5	$(127.1)
Company-owned same-store sales	(34.8)%	(2.0)%
Operating (loss) income	(20.7)	5.4	(26.1)

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2020	2019

SmartStyle	(35.5)%	(1.2)%
Supercuts	(39.1)	(3.9)
Signature Style	(32.3)	(2.4)
Total	(34.8)%	(2.0)%

Company-owned Salon Revenues
Company-owned salon revenues decreased $127.1 million during the three months ended September 30, 2020 primarily due 2021 Net Salon Count Changes and a decline in sales as a result of the COVID-19 pandemic. Company-owned same-store sales decreased 34.8% during the three months ended September 30, 2020, due to a decrease of 48.2% in same-store guest transactions, which were negatively impacted by the COVID-19 pandemic. These decreases were partially offset by an increase of 13.4% in average ticket prices during the three months ended September 30, 2020.
Company-owned Salon Operating (Loss) Income
During the three months ended September 30, 2020, company-owned salon operating income decreased $26.1 million to a loss of $20.7 million compared to the prior period. The decrease during the three months ended September 30, 2020 was primarily due to the COVID-19 pandemic and the right of use asset impairment. These declines were partially offset by an overall decline in general and administrative expense and marketing spend.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $8.3 million during the three months ended September 30, 2020 primarily driven by lower general and administrative salaries due to lower headcount, lower severance, lower stock compensation and the cancellation of the franchise convention in fiscal year 2021.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.
As of September 30, 2020, cash and cash equivalents were $85.0 million, with $82.0 and $3.0 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $98.8 million was available as of September 30, 2020. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $183.8 million as of September 30, 2020. The revolving credit facility has a minimum liquidity covenant of $75 million (see Note 11 to the unaudited Condensed Consolidated Financial Statements).

Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements, and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's response to the COVID-19 pandemic as well as its multi-year strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2020, cash used in operating activities was $28.9 million, an increase of $15.4 million compared to the prior comparable period. Cash used in operations increased due to lower revenues and margins as well as lower same-store sales due to the COVID-19 pandemic, partially offset by delaying payment of $6.5 million of first quarter rent, the decision to delay $4.8 million of fiscal year 2020 bonus payments to December 2020 and the elimination of certain general and administrative costs.
Cash Flows from Investing Activities
During the three months ended September 30, 2020, cash used in investing activities of $0.2 million, a decrease of $32.2 million compared to the prior comparable period, was primarily from capital expenditures of $3.8 million, partially offset by proceeds from the sale of salon assets of $3.7 million.
Cash Flows from Financing Activities
During the three months ended September 30, 2020, cash used in financing activities was $0.4 million compared to cash used in financing activities of $30.3 million in the prior comparable period. In the three months ended September 30, 2019, the Company used $28.2 million to purchase common stock.
Financing Arrangements
See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)

September 30, 2020	69.6%	760
June 30, 2020	62.0%	3,520
_______________________________________________________________________________
(1)Debt includes long-term debt and financing liabilities. It excludes long-term lease liability as that liability is offset by the right of use asset.
(2)Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2020 and
    June 30, 2019, respectively).

The 760 basis point increase in the debt to capitalization ratio as of September 30, 2020 as compared to June 30, 2020, was primarily due to decreases in shareholders' equity as a result of the loss from operations.
Share Repurchase Program
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2020, the Company did not repurchase any shares. As of September 30, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” These factors include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, as well as the health and risk appetite of our stylists, customers and employees to return to the salon environment; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; our new company-owned back office management system may not yield the intended results on timing and amounts due to the COVID-19 pandemic, efforts by our current third-party back office management system vendor to make it difficult for our franchisees to convert to our new company-owned system, and the pending litigation with that third-party vendor; the impact of the COVID-19 pandemic on our key suppliers; the ability to address rent obligations incurred during the government-mandated hibernation of our salons related to the COVID-19 pandemic and the ability to obtain long-term rent concessions; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; compliance with credit facility covenants and access to the existing revolving credit facility; our and our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; success of the sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; the impact of recent actions by Walmart; marketing efforts to drive traffic to our franchisees' salons; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; continued ability to compete in our business markets; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; changes in economic conditions; changes in consumer tastes and fashion trends; failure at our distribution centers; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2020 Annual Report on Form 10-K.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Our existing point of sale system supplier has challenged the development of certain parts of our technology systems (See Note 7 to the Condensed Consolidated Financial Statements) and like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, except for revision to the thirty-third risk factor listed below.
We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. Effective October 5, 2020, our new Chief Executive Officer commenced his employment as part of a leadership transition. Any transition in senior executive leadership can impact relationships with our suppliers, franchisees, and employees and can lead to shifts in our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2020, the Company did not repurchase any shares. As of September 30, 2020, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At September 30, 2020, $54.6 million remains outstanding under the approved stock repurchase program.
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/20 - 7/31/20	—	$—	29,974,657	$54,573
8/1/20 - 8/31/20	—	—	29,974,657	54,573
9/1/20 - 9/30/20	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.  Exhibits

Exhibit 10.1	Offer Letter, between Felipe A. Athayde and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2020).
Exhibit 10.2	Non-compete, Non-Disclosure, Non-Solicitation and Non-Hire Agreement, between Felipe A. Athayde and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 8, 2020).
Exhibit 10.3	Transition Services and Release Agreement, between Hugh E. Sawyer and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 8, 2020).
Exhibit 10.4	Separation and Consulting Agreement, dated June 30, 2020, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 10-K filed on August 31, 2020).
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.
Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2020	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)