Form 10-Q
period 2020-12-31
REGIS CORP
filed 2021-02-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 29, 2021 : 35,787,227

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2020	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$50,850	$113,667
Receivables, net	31,185	31,030
Inventories	51,483	62,597
Other current assets	17,226	19,138
Total current assets	150,744	226,432

Property and equipment, net	43,579	57,176
Goodwill (Note 9)	228,950	227,457
Other intangibles, net	4,532	4,579
Right of use asset (Note 10)	637,108	786,216
Other assets	40,237	40,934
Total assets	$1,105,150	$1,342,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,922	$50,918
Accrued expenses	49,277	48,825
Short-term lease liability (Note 10)	127,649	137,271
Total current liabilities	213,848	237,014

Long-term debt, net (Note 11)	177,500	177,500
Long-term lease liability (Note 10)	540,930	680,454
Long-term financing liabilities (Note 11)	27,640	27,981
Other non-current liabilities	86,784	94,142
Total liabilities	1,046,702	1,217,091
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,768,086 and 35,625,716 common shares at December 31, 2020 and June 30, 2020, respectively	1,788	1,781
Additional paid-in capital	22,076	22,011
Accumulated other comprehensive income	8,786	7,449
Retained earnings	25,798	94,462
Total shareholders’ equity	58,448	125,703
Total liabilities and shareholders’ equity	$1,105,150	$1,342,794
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three And Six Months Ended December 31, 2020 And 2019
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues:
Service	$28,987	$101,805	$65,395	$243,746
Product	23,146	43,983	47,895	89,639
Royalties and fees	19,902	29,347	37,858	57,364
Franchise rental income (Note 10)	32,285	33,630	64,568	65,054
Total revenue	104,320	208,765	215,716	455,803
Operating expenses:
Cost of service	22,097	67,358	50,620	157,840
Cost of product	17,203	27,258	33,572	53,585
Site operating expenses	10,350	26,330	23,589	59,272
General and administrative	26,690	32,691	52,837	73,316
Rent (Note 10)	12,902	20,495	26,127	44,759
Franchise rent expense	32,285	33,630	64,568	65,054
Depreciation and amortization	6,388	7,747	13,764	17,127
Long-lived asset impairment	3,160	—	8,984	—
TBG mall location restructuring (Note 3)	—	722	—	2,222
Total operating expenses	131,075	216,231	274,061	473,175

Operating loss	(26,755)	(7,466)	(58,345)	(17,372)

Other (expense) income:
Interest expense	(3,701)	(1,464)	(7,463)	(2,903)
Loss from sale of salon assets to franchisees, net	(3,226)	(12,407)	(3,888)	(18,267)
Interest income and other, net	403	2,869	517	3,040

Loss from continuing operations before income taxes	(33,279)	(18,468)	(69,179)	(35,502)

Income tax benefit	400	1,948	1,035	4,804

Loss from continuing operations	(32,879)	(16,520)	(68,144)	(30,698)

Income from discontinued operations, net of taxes (Note 3)	—	79	—	452

Net loss	$(32,879)	$(16,441)	$(68,144)	$(30,246)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.92)	$(0.46)	$(1.90)	$(0.85)
Income from discontinued operations	0.00	0.00	0.00	0.01
Net loss per share, basic and diluted (1)	$(0.92)	$(0.46)	$(1.90)	$(0.84)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	35,931	35,798	35,889	36,028
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three And Six Months Ended December 31, 2020 And 2019
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net loss	$(32,879)	$(16,441)	$(68,144)	$(30,246)
Foreign currency translation adjustments	835	541	1,337	138
Comprehensive loss	$(32,044)	$(15,900)	$(66,807)	$(30,108)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Six Months Ended December 31, 2020 And 2019
(Dollars in thousands)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, September 30, 2020	35,665,783	$1,783	$20,596	$7,951	$59,211	$89,541
Net loss	—	—	—	—	(32,879)	(32,879)
Foreign currency translation	—	—	—	835	—	835
Stock-based compensation	—	—	1,314	—	—	1,314
Net restricted stock activity	102,303	5	166	—	—	171
Minority interest	—	—	—	—	(534)	(534)
Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, September 30, 2019	35,548,036	$1,777	$20,880	$8,939	$252,143	$283,739
Net loss	—	—	—	—	(16,441)	(16,441)
Foreign currency translation	—	—	—	541	—	541
Exercise of SARs	1,500	—	28	—	—	28
Stock-based compensation	—	—	332	—	—	332
Net restricted stock activity	14,075	1	(10)	—	—	(9)
Minority interest	—	—	—	—	(168)	(168)
Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$235,534	$268,022

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Six Months Ended December 31, 2020 And 2019 (Continued)
(Dollars in thousands)

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(68,144)	(68,144)
Foreign currency translation	—	—	—	1,337	—	1,337
Stock-based compensation	—	—	89	—	—	89
Net restricted stock activity	142,370	7	(24)	—	—	(17)
Minority interest	—	—	—	—	(520)	(520)
Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(30,246)	(30,246)
Foreign currency translation	—	—	—	138	—	138
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	2,139	—	—	2,139
Net restricted stock activity	196,586	10	(1,808)	—	—	(1,798)
Minority interest	—	—	—	—	(128)	(128)
Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$235,534	$268,022
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2020 And 2019
(Dollars in thousands)

	Six Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(68,144)	$(30,246)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash adjustments related to discontinued operations	—	(586)
Depreciation and amortization	11,123	14,484
Salon asset impairment	—	2,643
Long-lived asset impairment	8,984	—
Deferred income taxes	(669)	(6,380)
Gain from sale of company headquarters, net	—	(2,513)
Loss from sale of salon assets to franchisees, net	3,888	18,267
Stock-based compensation	89	2,139
Amortization of debt discount and financing costs	875	138
Other non-cash items affecting earnings	202	(243)
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(21,812)	(17,032)
Net cash used in operating activities	(65,464)	(19,329)

Cash flows from investing activities:
Capital expenditures	(7,502)	(17,576)
Proceeds from sale of assets to franchisees	7,148	69,414
Costs associated with sale of salon assets to franchisees	(222)	(1,550)
Proceeds from company-owned life insurance policies	1,200	—
Proceeds from sale of company headquarters	—	8,996
Net cash provided by investing activities	624	59,284

Cash flows from financing activities:
Repayments of revolving credit facility	—	(30,000)
Repurchase of common stock	—	(28,246)
Taxes paid for shares withheld	(212)	(1,809)
Minority interest buyout	(562)	—
Distribution center lease payments	(478)	(480)
Net cash used in financing activities	(1,252)	(60,535)

Effect of exchange rate changes on cash and cash equivalents	(68)	122

Decrease in cash, cash equivalents, and restricted cash	(66,160)	(20,458)

Cash, cash equivalents and restricted cash:
Beginning of period	122,880	92,379
End of period	$56,720	$71,921
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the "Company") as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2020 and its consolidated results of operations, comprehensive loss, changes in shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Impact of COVID-19 on Business Operations:
During the period ended December 31, 2020, the global coronavirus pandemic ("COVID-19") had an adverse impact on operations, including prolonged government mandated salon closures in California and Ontario, in addition to other U.S. states and Canadian provinces. As of January 25, 2021, salons in California were allowed to re-open.The COVID-19 pandemic continues to impact salon guest visits resulting in a significant reduction in revenue and traffic. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
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
Long-lived asset impairment charges, including right of use and salon property and equipment, of $3.2 and $9.0 million were recorded in the three and six months ended December 31, 2020, respectively, and is separately stated on the unaudited Condensed Consolidated Statement of Operations. Of the total long-lived asset impairment charges, $1.5 and $6.0 million, respectively, were allocated to the right of use asset and $1.7 and $3.0 million, respectively, were allocated to salon property and equipment. Long-lived salon property and equipment asset impairment charges of $1.1 and $2.6 million were recorded during the three and six months ended December 31, 2019, respectively, and are recorded in Depreciation and amortization in the unaudited Condensed Consolidated Statement of Operations.

Goodwill:
As of December 31, 2020 and June 30, 2020, the Franchise reporting unit had $229.0 and $227.5 million, respectively, of goodwill. For further information, see Note 9 of the interim unaudited Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three months ended December 31, 2020.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2020 annual impairment assessment, due to the impact of the COVID-19 pandemic, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise reporting unit. The Company compared the carrying value of the reporting unit, including goodwill, to the estimated fair value. The result of the assessment indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by approximately 50 percent. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and a market approach. The key assumptions utilized in the analysis were the number of salons to be sold to franchisees and the discount rate. If a future triggering event occurs or if during the Company's annual impairment assessment the fair value of the Franchise reporting unit has decreased significantly, it may result in a non-cash impairment charge to reduce the carrying value of goodwill.
Depreciation:
Depreciation expense in the three and six months ended December 31, 2020 includes $1.3 and $2.6 million of asset retirement obligations, which are cash expenses.
Minority Interest:
In December 2020, the Company purchased its non-controlling interest in Roosters from the minority shareholders. The Company paid $0.6 million to obtain 100% ownership. The payment is recorded in cash used in financing activities on the unaudited Condensed Consolidated Statement of Cash Flows.

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
The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)

Revenue recognized at a point in time:
Service	$—	$28,987	$—	$101,805
Product	14,236	8,910	16,864	27,119
Total revenue recognized at a point in time	$14,236	$37,897	$16,864	$128,924

Revenue recognized over time:
Royalty and other franchise fees	$15,187	$—	$18,644	$—
Advertising fund fees	4,715	—	10,703	—
Franchise rental income	32,285	—	33,630	—
Total revenue recognized over time	52,187	—	62,977	—
Total revenue	$66,423	$37,897	$79,841	$128,924

	Six Months Ended December 31, 2020		Six Months Ended December 31, 2019
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)

Revenue recognized at a point in time:
Service	$—	$65,395	$—	$243,746
Product	27,978	19,917	29,969	59,670
Total revenue recognized at a point in time	$27,978	$85,312	$29,969	$303,416

Revenue recognized over time:
Royalty and other franchise fees	$28,634	$—	$36,235	$—
Advertising fund fees	9,224	—	21,129	—
Franchise rental income	64,568	—	65,054	—
Total revenue recognized over time	102,426	—	122,418	—
Total revenue	$130,404	$85,312	$152,387	$303,416

Information about receivables, broker fees and deferred revenue subject to the amended revenue recognition guidance is as follows:

	December 31, 2020	June 30, 2020	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$27,457	$22,991	Accounts receivable, net
Broker fees	20,345	20,516	Other assets

Deferred revenue:
Current
Gift card liability	$2,536	$2,543	Accrued expenses
Deferred franchise fees unopened salons	69	77	Accrued expenses
Deferred franchise fees open salons	5,854	5,537	Accrued expenses
Total current deferred revenue	$8,459	$8,157
Non-current
Deferred franchise fees unopened salons	$10,306	$11,855	Other non-current liabilities
Deferred franchise fees open salons	33,674	33,623	Other non-current liabilities
Total non-current deferred revenue	$43,980	$45,478

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, rent, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. The following table is a rollforward of the allowance for doubtful accounts for the period (in thousands):

Balance as of June 30, 2020	$6,899
Provision for doubtful accounts (1)	1,627
Provision for franchisee rent (2)	853
Write-offs	(632)
Balance as of December 31, 2020	$8,747
_______________________________________________________________________________
(1)The provision for doubtful accounts is recognized as General and administrative expense in the unaudited Condensed Consolidated Statement of Operations.
(2)The provision for franchisee rent is recognized as Rent in the unaudited Condensed Consolidated Statement of Operations.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and Administrative expense over the term of the agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2020	$20,516
Additions	1,418
Amortization	(1,565)
Write-offs	(24)
Balance as of December 31, 2020	$20,345

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended December 31, 2020 and 2019 was $0.1 and $0.7 million, respectively, and for the six months ended December 31, 2020 and 2019 was $0.4 and $1.5 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2020 and 2019 was $1.6 and $1.3 million, respectively, and for the six months ended December 31, 2020 and 2019 was $3.3 and $2.4 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2020 is as follows (in thousands):

Remainder of 2021	$2,959
2022	5,799
2023	5,622
2024	5,387
2025	4,993
Thereafter	14,768
Total	$39,528

3.    TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG). The Company classified the results of its mall-based business as discontinued operations in the unaudited Condensed Consolidated Statement of Operations. Included in discontinued operations in fiscal year 2020 are adjustments to actuarial assumptions related to the discontinued operations. Other than the items presented in the unaudited Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or non-cash investing activities related to discontinued operations for the six months ended December 31, 2020 and 2019.
For the three and six months ended December 31, 2019, the Company recorded $0.7 and $2.2 million of professional fees and restructuring charges related to the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. As of December 31, 2020, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $14 million related to its mall-based salon lease commitments on the 77 salons that remain open, a $9 million reduction from June 30, 2020. The commitments are included in our lease liabilities.

4.    EARNINGS PER SHARE:
The Company’s basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company’s diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share.
For the three and six months ended December 31, 2020, there were 421,687 and 432,774, respectively, and for the three and six months ended December 31, 2019 there were 1,322,308 and 1,338,634, respectively, common stock equivalents of dilutive common stock excluded in the diluted earnings per share calculations due to the net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded 3,041,962 and 66,151 of stock-based awards during the three months ended December 31, 2020 and 2019, respectively, and 1,990,449 and 77,514 of stock-based awards during the six months ended December 31, 2020 and 2019, respectively, as they were not dilutive under the treasury stock method.

5.    SHAREHOLDERS’ EQUITY:
 Stock-Based Employee Compensation:
During the three and six months ended December 31, 2020, the Company granted various equity awards including RSUs, PSUs and SOs.
A summary of equity awards granted is as follows:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020

Restricted stock units	597,888	844,522
Performance-based restricted stock units	—	62,290
Stock option units	1,458,680	1,458,680

The RSUs granted to employees during the three and six months ended December 31, 2020 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a one-year period, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date. The CEO, who was appointed in October 2020, was granted 0.4 million "sign-on" RSUs that vest pro-rated over one year.
The PSUs granted to employees have a three-year performance period ending June 30, 2023 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50-day period that ends on June 30, 2023. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.
The SOs granted during the three and six months ended December 31, 2020 were granted in connection with the appointment of the Company's CEO and consists of options to purchase shares of the Company's common stock. The SOs are subject to both a four-year service-based vesting condition and a performance-based vesting condition. Additionally, 0.4 million SOs are matching options that vest on the fourth anniversary of employment up to the number of RSUs the CEO still holds of the "sign-on" RSUs.
Total compensation cost for stock-based payment arrangements totaling $1.3 and $0.3 million for the three months ended December 31, 2020 and 2019, respectively, and $0.1 and $2.1 million for the six months ended December 31, 2020 and 2019, respectively, was recorded within General and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the six months ended December 31, 2020 stock compensation includes a $2.4 million benefit from the forfeiture of awards related to the departure of the Company's former CEO.
Share Repurchases:
During the six months ended December 31, 2020, the Company did not repurchase shares under the previously approved stock repurchase program. During the six months ended December 31, 2019, the Company repurchased 1.5 million shares for $26.4 million under a previously approved stock repurchase program. At December 31, 2020, $54.6 million remains outstanding under the approved stock repurchase program.

6.     INCOME TAXES:
 A summary of income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(Dollars in thousands)

Income tax benefit	$400	$1,948	$1,035	$4,804
Effective tax rate	1.2%	10.5%	1.5%	13.5%

The recorded tax provisions and effective tax rates for the three and six months ended December 31, 2020 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance. The recorded tax provisions and effective tax rates for the three and six months ended December 31, 2019 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance and global intangible low-taxed income ("GILTI").
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

7.     COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. The Company is a defendant in two wage and hour lawsuits in California. The first, a class action in US District Court, alleges various violations of the California Labor Code, including, but not limited to failure to pay wages, failure to permit rest breaks, failure to pay all wages due on termination of employment, waiting time penalties, failure to provide accurate wage statements and violation of the business and professions code. This case has been preliminarily settled, pending approval of the court and class, for $2.1 million. The second, a class action filed in California Superior Court, alleges various violations of the California Labor Code as well as PAGA penalties. Barring successful objection from plaintiffs’ attorneys to the first class action, the second case will be subsumed into the first case’s settlement. As of June 30, 2020 and December 31, 2020, $2.1 million was included within accrued expenses on the unaudited Condensed Consolidated Balance Sheet related to these class action lawsuits. In addition, our existing point of sale system supplier has challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. We have vigorously denied the allegations made by this third-party supplier and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting, and the outcome is currently uncertain. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	December 31, 2020	June 30, 2020

	(Dollars in thousands)

Cash and cash equivalents	$50,850	$113,667
Restricted cash, included in Other current assets (1)	5,870	9,213
Total cash, cash equivalents and restricted cash	$56,720	$122,880
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL:
The table below contains details related to the Company's goodwill:

Franchise Reporting Unit

(Dollars in thousands)

Goodwill, net at June 30, 2020	$227,457
Translation rate adjustments	1,493
Goodwill, net at December 31, 2020	$228,950

10.    LEASES
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for an additional 5 to 10 year terms at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total Rent includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(Dollars in thousands)

Minimum rent	$10,484	$15,926	$20,205	$35,067
Percentage rent based on sales	2	550	75	1,847
Real estate taxes and other expenses	2,497	2,860	5,158	6,170
Lease termination expense (1)	1,087	38	6,638	79
Lease liability benefit (2)	(2,226)	—	(8,286)	—
Corporate segment rent	653	720	1,375	1,005
Franchise segment non-reimbursable rent	405	401	962	591
Total	$12,902	$20,495	$26,127	$44,759
_______________________________________________________________________________
(1)During the three and six months ended December 31, 2020, the Company terminated the leases for 98 and 229 company-owned salons, respectively, before the lease end dates. During the three and six months ended December 31, 2019, the Company terminated the leases for 20 and 57 company-owned salons, respectively, before the lease end dates. For the three and six months ended December 31, 2020, lease termination fees include $2.2 and $4.6 million, respectively, of early termination payments to close salons before lease end date and relieve the Company of future lease obligations. For the three and six months ended December 31, 2020, lease termination fees also include $(1.1) and $2.0 million, respectively, of adjustments to accrued future lease payments for underperforming salons. The early termination payments made in the six months ended December 31, 2020 will save the Company approximately $4.3 million in future minimum rent plus associated real estate taxes and other lease expenses.
(2)For the three and six months ended December 31, 2020, upon termination of previously impaired leases, the Company derecognized ROU assets of $3.0 and $10.1 million, respectively, and lease liabilities of $4.2 and $14.5 million, respectively, that resulted in a net gain of $1.2 and $4.4 million, respectively. In addition, the Company recognized a benefit from lease liabilities decreasing in excess of previously impaired ROU assets. The benefit recognized was $1.0 and $3.9 million in the three and six months ended December 31, 2020, respectively.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended December 31, 2020 and 2019, franchise rental income and franchise rent expense were $32.3 and $33.6 million, respectively. For the six months ended December 31, 2020 and 2019, franchise rental income and franchise rent expense was $64.6 and $65.1 million. These leases generally have lease terms of approximately 5 years. Excluding underperforming salons we plan to close, leases are assumed to be renewed upon expiration. The Company expects to renew SmartStyle and Supercuts franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration. This represents a Board approved change in estimate, which was intended to reduce lease exposure. The change in estimate resulted in a decrease to lease liabilities and right of use assets of $72.9 million, with no impact to net income.

For franchise and company-owned salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The Right of Use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $637.1 and $786.2 million as of December 31, 2020 and June 30, 2020, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.50 and 6.87 years and the weighted average discount rate was 4.03% and 3.95% for all salon operating leases as of December 31, 2020 and June 30, 2020, respectively.
A lessee’s ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance, primarily due to the COVID-19 pandemic, resulted in an ASC 360-10-35-21 triggering event. As a result, management assessed all salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
Step two of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company’s own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties based on recently negotiated leases as applicable, the asset group’s projected sales for properties with no recently negotiated leases, and a discount rate.
Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The ultimate severity and longevity of the COVID-19 pandemic is unknown and therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. In the three and six months ended December 31, 2020, the Company recognized a long-lived impairment charge of $3.2 and $9.0 million, respectively, which included $1.5 and $6.0 million, respectively, related to the right of use assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded for the three and six months ended December 31, 2020 were primarily the result of triggering events identified on certain underperforming salons, salons that were identified to close in the year, and certain salons where franchisees are unable to fulfill their rent obligations.

As of December 31, 2020, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows:

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

Remainder of 2021	$61,792	$15,257	$914	$77,963	$(61,792)	$16,171
2022	114,759	25,415	1,483	141,657	(114,759)	26,898
2023	101,513	19,539	1,520	122,572	(101,513)	21,059
2024	88,919	14,647	1,558	105,124	(88,919)	16,205
2025	75,170	8,328	1,598	85,096	(75,170)	9,926
Thereafter	201,054	18,670	7,824	227,548	(201,054)	26,494
Total future obligations	$643,207	$101,856	$14,897	$759,960	$(643,207)	$116,753
Less amounts representing interest	79,438	9,401	2,542	91,381
Present value of lease liabilities	$563,769	$92,455	$12,355	$668,579
Less current lease liabilities	100,685	25,796	1,168	127,649
Long-term lease liabilities	$463,084	$66,659	$11,187	$540,930

11.    FINANCING ARRANGEMENTS:
The Company’s long-term debt consists of the following:
Revolving Credit Facility

	Maturity Date	December 31, 2020	December 31, 2020	June 30, 2020

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Revolving credit facility	2023	5.00%	$177,500	$177,500

At December 31, 2020, cash and cash equivalents totaled $50.9 million. As of December 31, 2020, the Company has $177.5 million of outstanding borrowings under a $295.0 million revolving credit facility. At December 31, 2020, the Company has outstanding standby letters of credit under the revolving credit facility of $18.7 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $98.8 million as of December 31, 2020. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $149.7 million as of December 31, 2020. The revolving credit facility has a minimum liquidity covenant of $75.0 million. As of December 31, 2020, the Company had cash, cash equivalents and restricted cash of $56.7 million and current liabilities of $213.8 million.
The Company is in compliance with all covenants and other requirements of the financing arrangements as of December 31, 2020 and believes it will continue to be in compliance for at least one year from our filing date.

Sale and Leaseback Transaction
The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	December 31, 2020	June 30, 2020

	(Fiscal Year)		(Dollars in thousands)

Financial liability - Salt Lake City Distribution Center	2034	3.30%	$16,457	$16,773
Financial liability - Chattanooga Distribution Center	2034	3.70%	11,183	11,208
Long- term financing liability			$27,640	$27,981

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. The Company is leasing the properties back for 15 years with the option to renew. As the Company plans to lease the property for more than 75% of its economic life, the sales proceeds received from the buyer-lessor are recognized as a financial liability. This financial liability is reduced based on the rental payments made under the lease that are allocated between principal and interest. As of December 31, 2020, the current portion of the Company’s lease liability was $1.0 million, which was recorded in accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term was 13.1 years and the weighted average discount rate was 3.46% for financing leases as of December 31, 2020.
As of December 31, 2020, future lease payments due are as follows:

Fiscal year	Salt Lake City Distribution Center	Chattanooga Distribution Center

	(Dollars in thousands)

Remainder of 2021	$581	$409
2022	1,171	829
2023	1,186	842
2024	1,200	854
2025	1,215	867
Thereafter	10,683	8,414
Total	$16,036	$12,215

The financing liability does not include interest. Future lease payments above are due per the lease agreement and include embedded interest. Therefore, the total payments do not equal the financing liability. Total interest expense for the financing lease was $0.3 and $0.5 million for the three and six months ended December 31, 2020.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2020 and June 30, 2020, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.
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
The following impairments were based on fair values using Level 3 inputs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(Dollars in thousands)

Long-lived asset impairment (1)	$3,160	$1,126	$8,984	$2,643
_______________________________________________________________________________
(1)Long-lived asset impairment charges, including right of use and salon property and equipment, are separately stated on the unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2020. Long-lived salon property and equipment asset impairment charges are recorded in Depreciation and amortization in the unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2019. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

13.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.
The Company’s reportable operating segments consisted of the following salons:

	December 31, 2020	June 30, 2020

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,535	1,317
Supercuts	2,368	2,508
Portfolio Brands (1)	1,207	1,217
Total North American salons	5,110	5,042
Total International salons (2)	159	167
Total Franchise salons	5,269	5,209
as a percent of total Franchise and Company-owned salons	83.6%	76.1%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	466	751
Supercuts	154	210
Portfolio Brands (1)	340	505
Mall-based (3)	77	166
Total Company-owned salons	1,037	1,632
as a percent of total Franchise and Company-owned salons	16.4%	23.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	78	82

Grand Total, System-wide	6,384	6,923
_______________________________________________________________________________
(1)Portfolio Brands was previously referred to as Signature Style.
(2)Canadian and Puerto Rican salons are included in the North American salon totals.
(3)The mall-based salons were acquired from TBG on December 31, 2019. They are included in continuing operations under the Company-owned operating segment from January 1, 2020.
As of December 31, 2020, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended December 31, 2020
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$28,987	$—	$28,987
Product	14,236	8,910	—	23,146
Royalties and fees	19,902	—	—	19,902
Franchise rental income	32,285	—	—	32,285
Total revenue	66,423	37,897	—	104,320

Operating expenses:
Cost of service	—	22,097	—	22,097
Cost of product	11,291	5,912	—	17,203
Site operating expenses	4,748	5,602	—	10,350
General and administrative	6,881	2,435	17,374	26,690
Rent	405	11,844	653	12,902
Franchise rent expense	32,285	—	—	32,285
Depreciation and amortization	289	4,311	1,788	6,388
Long-lived asset impairment	94	3,066	—	3,160
Total operating expenses	55,993	55,267	19,815	131,075
Operating income (loss)	10,430	(17,370)	(19,815)	(26,755)
Other (expense) income:
Interest expense	—	—	(3,701)	(3,701)
Loss from sale of salon assets to franchisees, net	—	—	(3,226)	(3,226)
Interest income and other, net	—	—	403	403
Income (loss) from continuing operations before income taxes	$10,430	$(17,370)	$(26,339)	$(33,279)

	Three Months Ended December 31, 2019
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$101,805	$—	$101,805
Product	16,864	27,119	—	43,983
Royalties and fees	29,347	—	—	29,347
Franchise rental income	33,630	—	—	33,630
Total revenue	79,841	128,924	—	208,765

Operating expenses:
Cost of service	—	67,358	—	67,358
Cost of product	13,072	14,186	—	27,258
Site operating expenses	10,704	15,626	—	26,330
General and administrative	8,976	7,547	16,168	32,691
Rent	401	19,374	720	20,495
Franchise rent expense	33,630	—	—	33,630
Depreciation and amortization	210	5,938	1,599	7,747
TBG mall location restructuring	722	—	—	722
Total operating expenses	67,715	130,029	18,487	216,231
Operating income (loss)	12,126	(1,105)	(18,487)	(7,466)
Other (expense) income:
Interest expense	—	—	(1,464)	(1,464)
Loss from sale of salon assets to franchisees, net	—	—	(12,407)	(12,407)
Interest income and other, net	—	—	2,869	2,869
Income (loss) from continuing operations before income taxes	$12,126	$(1,105)	$(29,489)	$(18,468)

	Six Months Ended December 31, 2020
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$65,395	$—	$65,395
Product	27,978	19,917	—	47,895
Royalties and fees	37,858	—	—	37,858
Franchise rental income	64,568	—	—	64,568
Total revenue	130,404	85,312	—	215,716

Operating expenses:
Cost of service	—	50,620	—	50,620
Cost of product	21,969	11,603	—	33,572
Site operating expenses	9,258	14,331	—	23,589
General and administrative	15,604	5,411	31,822	52,837
Rent	962	23,790	1,375	26,127
Franchise rent expense	64,568	—	—	64,568
Depreciation and amortization	563	9,393	3,808	13,764
Long-lived asset impairment	704	8,280	—	8,984
Total operating expenses	113,628	123,428	37,005	274,061
Operating income (loss)	16,776	(38,116)	(37,005)	(58,345)
Other (expense) income:
Interest expense	—	—	(7,463)	(7,463)
Loss from sale of salon assets to franchisees, net	—	—	(3,888)	(3,888)
Interest income and other, net	—	—	517	517
Income (loss) from continuing operations before income taxes	$16,776	$(38,116)	$(47,839)	$(69,179)

	Six Months Ended December 31, 2019
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$243,746	$—	$243,746
Product	29,969	59,670	—	89,639
Royalties and fees	57,364	—	—	57,364
Franchise rental income	65,054	—	—	65,054
Total revenue	152,387	303,416	—	455,803

Operating expenses:
Cost of service	—	157,840	—	157,840
Cost of product	23,352	30,233	—	53,585
Site operating expenses	21,130	38,142	—	59,272
General and administrative	17,333	17,697	38,286	73,316
Rent	591	43,163	1,005	44,759
Franchise rent expense	65,054	—	—	65,054
Depreciation and amortization	370	12,045	4,712	17,127
TBG mall location restructuring	2,222	—	—	2,222
Total operating expenses	130,052	299,120	44,003	473,175
Operating income (loss)	22,335	4,296	(44,003)	(17,372)
Other (expense) income:
Interest expense	—	—	(2,903)	(2,903)
Loss from sale of salon assets to franchisees, net	—	—	(18,267)	(18,267)
Interest income and other, net	—	—	3,040	3,040
Income (loss) from continuing operations before income taxes	$22,335	4,296	$(62,133)	$(35,502)

14.    REVISION OF SECOND QUARTER 2020 UNAUDITED RESULTS:
During the fourth quarter of fiscal year 2020, the Company identified an error in the calculation of the goodwill derecognition associated with the sale of salons to franchisees in the second quarter. In the second quarter, goodwill derecognition was understated by $6.7 million, resulting in the loss from the sale of salons to franchisees and net loss being understated and goodwill being overstated by $6.7 million. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to the Company’s Unaudited Condensed Consolidated Financial Statements for the aforementioned interim period. However, to facilitate comparisons among periods, the Company has decided to revise its previously issued second quarter unaudited condensed consolidated financial information.

	Three Months Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised

	(Dollars in thousands, except per share amounts)

Loss from sale of salon assets to franchisees, net (1)	$(5,692)	$(6,715)	$(12,407)
Interest income and other, net (2)	4,346	(1,477)	2,869
Loss from continuing operations before income taxes	(10,276)	(8,192)	(18,468)
Income tax benefit	795	1,153	1,948
Net loss	(9,402)	(7,039)	(16,441)
Net loss per share	(0.26)	(0.20)	(0.46)
Comprehensive loss	(8,861)	(7,039)	(15,900)
Goodwill as of December 31, 2019	293,019	(6,715)	286,304
Other assets as of December 31, 2019	38,144	(1,477)	36,667
Other non-current liabilities as of December 31, 2019	95,979	(1,153)	94,826

	Six Months Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised

	(Dollars in thousands, except per share amounts)

Loss from sale of salon assets to franchisees, net (1)	$(11,552)	$(6,715)	$(18,267)
Interest income and other, net (2)	4,517	(1,477)	3,040
Loss from continuing operations before income taxes	(27,310)	(8,192)	(35,502)
Income tax benefit	3,651	1,153	4,804
Net loss	(23,207)	(7,039)	(30,246)
Net loss per share	(0.64)	(0.20)	(0.84)
Comprehensive loss	(23,069)	(7,039)	(30,108)
_______________________________________________________________________________
The Company revised the amounts originally reported for the second quarter of fiscal year 2020 for the following items:
(1)Recorded an additional $6.7 million loss from the sale of salons to franchisees, net that should have been recorded in the second quarter. The error in the Company's goodwill derecognition estimation calculation was identified in the fourth quarter of fiscal year 2020. The goodwill derecognition was understated which understated the loss of the sale of salons to franchisees, net. The error impacted the three and six months ended December 31, 2019.
(2)Recorded a reduction to the gain on the sale of a building, included in interest income and other, net related to the sale of the Company's headquarters which occurred in the second quarter of fiscal year 2020. Previously, the Company identified this error during the third quarter of fiscal year 2020 and recorded and disclosed the correction in the third quarter as an out-of-period adjustment. The correction applies to the three and six months ended December 31, 2019.

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
MANAGEMENT’S OVERVIEW
Regis Corporation (RGS) franchises, owns, and operates beauty salons. As of December 31, 2020, the Company franchised, owned or held ownership interests in 6,384 worldwide locations. Our locations consisted of 6,306 system-wide North American and International salons, and in 78 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2020, we had approximately 5,000 corporate employees worldwide.
Impact of COVID-19 on Business Operations
During the period ended December 31, 2020, the global coronavirus pandemic ("COVID-19") had an adverse impact on operations, including prolonged government mandated salon closures in California and Ontario, in addition to other U.S. states and Canadian provinces. As of January 25, 2021, our California salons were allowed to re-open. The COVID-19 pandemic continues to impact salon guest visits resulting in a significant reduction in revenue and traffic. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
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
In the three and six months ended December 31, 2020, the Company sold 145 and 282, respectively, company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended December 31,		Increase (Decrease)	Six Months Ended December 31,		Increase (Decrease)
	2020	2019		2020	2019

	(Dollars in thousands)

Salons sold to franchisees	145	443	(298)	282	988	(706)
Cash proceeds received	$3,413	$31,468	$(28,055)	$7,148	$69,414	$(62,266)

(Loss) gain on venditions, excluding goodwill derecognition	$(3,226)	$14,993	$(18,219)	$(3,888)	$41,213	$(45,101)
Non-cash goodwill derecognition	—	(27,400)	27,400	—	(59,480)	59,480
Loss from sale of salon assets to franchisees, net	$(3,226)	$(12,407)	$9,181	$(3,888)	$(18,267)	$14,379

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
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

SmartStyle	(32.2)%	(4.3)%	(33.0)%	(3.1)%
Supercuts	(32.9)	(1.1)	(33.2)	(0.4)
Portfolio Brands	(30.0)	(2.3)	(30.1)	(2.0)
Consolidated system-wide same store sales	(32.0)%	(2.3)%	(32.3)%	(1.7)%
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

	Three Months Ended December 31,					Six Months Ended December 31,
	2020	2019	2020	2019	2020	2020	2019	2020	2019	2020

	($ in millions)		% of Total Revenues (1)		(Decrease) Increase	($ in millions)		% of Total Revenues (1)		(Decrease) Increase

Service revenues	$29.0	$101.8	27.8%	48.8%	(2,100)	$65.4	$243.7	30.3%	53.5%	(2,320)
Product revenues	23.1	44.0	22.1	21.1	100	47.9	89.6	22.2	19.7	250
Royalties and fees	19.9	29.3	19.1	14.1	500	37.9	57.4	17.6	12.6	500
Franchise rental income	32.3	33.6	31.0	16.1	1,490	64.6	65.1	29.9	14.3	1,560

Cost of service (2)	22.1	67.4	76.2	66.2	1,000	50.6	157.8	77.4	64.8	1,260
Cost of product (2)	17.2	27.3	74.5	62.0	1,250	33.6	53.6	70.1	59.8	1,030
Site operating expenses	10.4	26.3	10.0	12.6	(260)	23.6	59.3	10.9	13.0	(210)
General and administrative	26.7	32.7	25.6	15.7	990	52.8	73.3	24.5	16.1	840
Rent	12.9	20.5	12.4	9.8	260	26.1	44.8	12.1	9.8	230
Franchise rent expense	32.3	33.6	31.0	16.1	1,490	64.6	65.1	29.9	14.3	1,560
Depreciation and amortization	6.4	7.7	6.1	3.7	240	13.8	17.1	6.4	3.8	260
Long-lived asset impairment	3.2	—	3.1	—	N/A	9.0	—	4.2	—	N/A
TBG restructuring	—	0.7	—	0.3	(30)	—	2.2	—	0.5	(50)

Operating loss (3)	(26.8)	(7.5)	(25.7)	(3.6)	(2,210)	(58.3)	(17.4)	(27.0)	(3.8)	(2,320)

Interest expense	(3.7)	(1.5)	(3.5)	(0.7)	(280)	(7.5)	(2.9)	(3.5)	(0.6)	(290)
Loss from sale of salon assets to franchisees, net	(3.2)	(12.4)	(3.1)	(5.9)	280	(3.9)	(18.3)	(1.8)	(4.0)	220
Interest income and other, net	0.4	2.9	0.4	1.4	(100)	0.5	3.0	0.2	0.7	(50)

Income tax benefit (4)	0.4	1.9	1.2	10.3	N/A	1.0	4.8	1.5	13.5	N/A

Income from discontinued operations, net of income taxes	—	0.1	—	—	—	—	0.5	—	0.1	(10)
_______________________________________________________________________________
(1)Cost of service is computed as a percent of service revenues. Cost of product is computed as a percent of product revenues.
(2)Excludes depreciation and amortization expense.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(4)Computed as a percent of loss from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(Dollars in thousands)

Franchise salons:
Product	$14,236	$16,864	$27,978	$29,969
Royalties and fees	19,902	29,347	37,858	57,364
Franchise rental income	32,285	33,630	64,568	65,054
Total, Franchise salons	$66,423	$79,841	$130,404	$152,387
Franchise salon same-store sales decrease (1)	(31.1)%	(1.4)%	(31.5)%	(0.8)%

Company-owned salons:
SmartStyle	$13,633	$66,103	$32,746	$151,634
Supercuts	6,200	16,967	11,819	41,321
Portfolio Brands	18,064	45,854	40,747	110,461
Total, Company-owned salons	$37,897	$128,924	$85,312	$303,416
Company-owned salon same-store sales decrease (2)	(36.2)%	(3.6)%	(35.4)%	(2.7)%

Consolidated revenues	$104,320	$208,765	$215,716	$455,803
Percent change from prior year	(50.0)%	(24.0)%	(52.7)%	(19.0)%
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

Three and Six Months Ended December 31, 2020 Compared with Three and Six Months Ended December 31, 2019
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.
Consolidated revenue decreased $104.4 and $240.1 million, or 50.0% and 52.7%, for the three and six months ended December 31, 2020, respectively. Service revenue and product revenue decreased $72.8 and $20.8 million, respectively, in the three months ended December 31, 2020 and decreased $178.3 million and $41.7 million, respectively, in the six months ended December 31, 2020. The decline in service and product revenue is primarily due to the Company's sale of salons to franchisees. During the twelve months ended December 31, 2020, 768 salons were sold to franchisees, net of buy backs and 800 and 39 system-wide salons were closed and constructed, respectively (2021 Net Salon Count Changes). For the three and six months ended December 31, 2020, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $70.0 and $168.6 million, respectively. System-wide same-store-sales also declined, primarily due to the COVID-19 pandemic, in the three and six months ended December 31, 2020, which also contributed to the decline in service, product and royalties and fees revenue.
Service Revenues
The decreases of $72.8 and $178.3 million, or 71.5% and 73.2%, in service revenues during the three and six months ended December 31, 2020, respectively, were primarily due to the 2021 Net Salon Count Changes. For the three and six months ended December 31, 2020, the impact to service revenue due to the sale of salons to franchisees and closure of salons was $55.5 and $137.1 million, respectively. Service revenues also decreased due to fewer guest visits as a result of the COVID-19 pandemic.
Product Revenues
The decreases of $20.8 and $41.7 million, or 47.4% and 46.6%, in product revenues during the three and six months ended December 31, 2020, respectively, were primarily due to the 2021 Net Salon Count Changes. For the three and six months ended December 31, 2020, the impact to product revenue due to the sale of salons to franchisees and closure of salons was $14.5 and $31.5 million, respectively. Additionally, franchise same-store product sales declined 28.1% and 26.3% for the three and six months ended December 31, 2020, respectively, contributing to the decline.
Royalties and Fees
The decreases of $9.4 and $19.5 million, or 32.2% and 34.0%, in royalties and fees for the three and six months ended December 31, 2020, respectively, were primarily due a $6.0 and $11.9 million decline in cooperative advertising funds charged to franchisees during the three and six months ended December 31, 2020, respectively. Cooperative advertising funds were temporarily reduced as part of our COVID-19 pandemic relief effort and also declined due to lower same-store sales. The declines in cooperative advertising are offset in site expense and have no impact on operating income. The declines in royalties and fees are also due to the decrease in franchise same-store sales of 31.1% and 31.5% for the three and six months ended December 31, 2020, respectively, partially offset by an increase in franchise salons. Total franchised locations open at December 31, 2020 were 5,269 as compared to 4,790 at December 31, 2019.
Franchise Rental Income
The decreases of $1.3 and $0.5 million, or 4.0% and 0.7%, in franchise rental income for the three and six months ended December 31, 2020, respectively, is due to the rental income from TBG salons included in fiscal year 2020.
Cost of Service
The 1,000 and 1,260 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2020, respectively, were primarily due to inefficient and non-productive stylist hours as a result of reduced traffic from the COVID-19 pandemic and higher minimum wages.

Cost of Product
The 1,250 and 1,030 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2020, respectively, were primarily due to the shift to franchise product sales. Margins on retail product sales were 33.6% and 47.7% in the three months ended December 31, 2020 and 2019, respectively. Margins on franchise product sales were 20.7% and 22.5% in the three months ended December 31, 2020 and 2019, respectively. Margins on retail product sales were 41.7% and 49.3% in the six months ended December 31, 2020 and 2019, respectively. Margins on franchise product sales were 21.5% and 22.1% in the six months ended December 31, 2020 and 2019, respectively. Decreases in franchise product margins were primarily driven by a shift to lower margin customers and products.
Site Operating Expenses
The decreases of $15.9 and $35.7 million, or 60.7% and 60.2%, in site operating expenses during the three and six months ended December 31, 2020, respectively, were due to a net reduction in salon counts, $6.0 and $11.9 million decreases in cooperative advertising expense for the three and six months ended December 31, 2020, respectively, as noted above in Royalties and fees, and decreases in marketing spend.
General and Administrative
The decreases of $6.0 and $20.5 million, or 18.4% and 27.9%, in general and administrative (G&A) during the three and six months ended December 31, 2020, respectively, were primarily due to lower administrative and field management salaries due to reductions in headcount as we align our cost structure with our transition to an asset-light franchise model. A benefit from the forfeiture of equity awards related to the departure of the Company's former CEO contributed $2.4 million to the decrease in the six months ended December 31, 2020. Additionally, $1.3 million of the decline in the six months ended December 31, 2020 is due to the Company not holding its annual franchise convention in fiscal year 2021 due to the COVID-19 pandemic.
Rent
The decreases of $7.6 and $18.7 million, or 37.0% and 41.6%, in rent expense during the three and six months ended December 31, 2020, respectively, were primarily due to the net reduction in the number of company-owned salons associated with the Company's transformation to a fully-franchised portfolio, partially offset by rent inflation.
Franchise Rent Expense
In the three and six months ended December 31, 2020, respectively, the decreases of $1.3 and $0.5 million, or 4.0% and 0.7%, in franchise rent expense is due to the rental income from TBG salons included in fiscal year 2020.
Depreciation and Amortization
The decreases of $1.3 and $3.3 million, or 17.5% and 19.6%, in depreciation and amortization during the three and six months ended December 31, 2020, respectively, were primarily due to the net reduction in company-owned salon counts. Additionally, salon asset impairment of $1.1 and $2.6 million were recorded to depreciation expense in the three and six months ended December 31, 2019, respectively.
Long-Lived Asset Impairment
In the three and six months ended December 31, 2020, the Company recorded a long-lived asset impairment charge of $3.2 and $9.0 million, respectively, which included a right of use asset impairment charge of $1.5 and $6.0 million, respectively, and salon asset impairment of $1.7 and $3.0 million, respectively. Prior to the COVID-19 pandemic that began in fiscal year 2020, the Company had not recorded a right of use asset impairment charge.
TBG Restructuring
In the three and six months ended December 31, 2019, the Company recorded $0.7 and $2.2 million, respectively, of TBG restructuring charges, which related to professional fees and the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
Interest Expense
The increases of $2.2 and $4.6 million in interest expense for the three and six months ended December 31, 2020, respectively, were primarily due to the increased interest rate and the additional borrowings.

Loss from sale of salon assets to franchisees, net
In the three and six months ended December 31, 2020, the loss from sale of salon assets to franchisees was $3.2 and $3.9 million, respectively. In the three and six months ended December 31, 2019, the loss from the sale of salon assets to franchisees was $12.4 and $18.3 million, respectively, including non-cash goodwill derecognition of $27.4 and $59.5 million, respectively. There was no goodwill derecognition in fiscal year 2021 due to the company-owned goodwill impairment in the third quarter of fiscal year 2020.
Interest Income and Other, net
The decreases of $2.5 and $2.5 million, respectively, in interest income and other, net during the three and six months ended December 31, 2020 was primarily due to the gain from the sale of the Company's headquarters recorded in the period ended December 31, 2019.
Income Taxes
During the three and six months ended December 31, 2020, the Company recognized tax benefits of $0.4 and $1.0 million, respectively, with corresponding effective tax rates of 1.2% and 1.5% as compared to recognizing tax benefits of $1.9 and $4.8 million, respectively, with corresponding effective tax rates of 10.5% and 13.5% during the three and six months ended December 31, 2019.
See Note 6 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
Income from discontinued operations was $0.1 and $0.5 million during the three and six months ended December 31, 2019, respectively, due to actuarial insurance reserve adjustments. Similar adjustments did not occur in the three and six months ended December 31, 2020.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)

	(Dollars in millions)			(Dollars in millions)

Revenue
Product	$14.2	$16.2	$(2.0)	$28.0	$28.0	$—
Product sold to TBG	—	0.7	(0.7)	—	2.0	(2.0)
Total product	14.2	16.9	(2.7)	28.0	30.0	(2.0)
Royalties and fees	19.9	29.3	(9.4)	37.9	57.4	(19.5)
Franchise rental income	32.3	33.6	(1.3)	64.6	65.1	(0.5)
Total franchise salons revenue (1)	$66.4	$79.8	$(13.4)	$130.4	$152.4	$(22.0)

Franchise same-store sales (2)	(31.1)%	(1.4)%		(31.5)%	(0.8)%

Operating income	$10.4	$12.9	$(2.5)	$16.8	$24.7	$(7.9)
Operating loss from TBG restructuring	—	(0.8)	0.8	—	(2.4)	2.4
Total operating income (1)	$10.4	$12.1	$(1.7)	$16.8	$22.3	$(5.5)
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

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

SmartStyle	(30.4)%	(7.6)%	(31.0)%	(7.6)%
Supercuts	(32.5)	(0.5)	(32.7)	0.3
Portfolio Brands	(28.4)	(1.4)	(28.8)	(1.0)
Total	(31.1)%	(1.4)%	(31.5)%	(0.8)%

Franchise Salon Revenues
Franchise salon revenues decreased $13.4 and $22.0 million during the three and six months ended December 31, 2020, respectively. The decreases were due to decreases in royalties and cooperative fund contributions due to the COVID-19 pandemic. During the twelve months ended December 31, 2020, franchisees constructed (net of relocations) and closed 34 and 323 Franchise-owned salons, respectively, and purchased (net of Company buybacks) 768 salons from the Company during the same period.
Franchise Salon Operating Income
During the three months ended December 31, 2020, Franchise salon operations generated operating income of $10.4 million, a decrease of $1.7 million compared to the prior comparable period. During the six months ended December 31, 2020, Franchise salon operations generated operating income of $16.8 million, a decrease of $5.5 million compared to the prior comparable period. The decrease was primarily due to the decrease in royalties due to the COVID-19 pandemic.

Company-owned Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$37.9	$128.9	$(91.0)	$85.3	$303.4	$(218.1)
Company-owned same-store sales	(36.2)%	(3.6)%		(35.4)%	(2.7)%
Operating (loss) income	$(17.4)	$(1.1)	$(16.3)	$(38.1)	$4.3	$(42.4)

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

SmartStyle	(35.3)%	(3.5)%	(35.4)%	(2.2)%
Supercuts	(40.0)	(5.1)	(39.5)	(4.4)
Portfolio Brands	(35.1)	(3.3)	(33.6)	(2.8)
Total	(36.2)%	(3.6)%	(35.4)%	(2.7)%

Company-owned Salon Revenues
Company-owned salon revenues decreased $91.0 and $218.1 million during the three and six months ended December 31, 2020, respectively, primarily due to the 2021 Net Salon Count Changes and a decline in sales as a result of the COVID-19 pandemic. Company-owned same-store sale decreased 36.2% and 35.4% during the three and six months ended December 31, 2020, respectively, due to decreases of 47.0% and 47.7% in same-store guest transactions during the three and six months ended December 31, 2020, respectively, which were negatively impacted by the COVID-19 pandemic. These decreases were partially offset by increases of 10.8% and 12.3% in average ticket prices during the three and six months ended December 31, 2020, respectively.
Company-owned Salon Operating (Loss) Income
During the three and six months ended December 31, 2020, company-owned salon operations operating income decreased $16.3 and $42.4 million, respectively, to a loss of $17.4 and $38.1 million, respectively, compared to the prior comparable period. The decreases during the three and six months ended December 31, 2020 were primarily due to the COVID-19 pandemic and the right of use asset impairment. These declines were partially offset by an overall decline in general and administrative expense and marketing spend.
Corporate
Corporate Operating Loss
Corporate operating loss increased $1.3 million during the three months ended December 31, 2020, primarily driven by lapping stock compensation benefits associated with a change in performance awards assumptions and executive departures in fiscal year 2020 as well as higher severance costs in fiscal year 2021. Corporate operating loss decreased $7.0 million during the six months ended December 31, 2020, primarily driven by lower general and administrative salaries due to lower headcount and the cancellation of the traditional in-person franchise convention in fiscal year 2021.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.
As of December 31, 2020, cash and cash equivalents were $50.9 million, with $49.1 and $1.8 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $295.0 million five-year unsecured revolving credit facility that expires in March 2023, of which $98.8 million was available as of December 31, 2020. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $149.7 million as of December 31, 2020. The revolving credit facility has a minimum liquidity covenant of $75.0 million (see Note 11 to the unaudited Condensed Consolidated Financial Statements).
On February 3, 2021, the Company filed a $150 million shelf registration and $50 million prospectus supplement with the Securities and Exchange Commission under which it may offer and sell, from time to time, up to $50 million worth of its of its Class A common stock in “at-the-market offerings.” Net proceeds from sales of shares under the “at-the-market” program, if any, may be used, among other things, to fund working capital requirements, repay debt and support of our growth strategies. Such strategies may include positioning the Company for potential expansion through targeted industry acquisitions and alternatives to fund additional capital investment requirements related to potential partnership opportunities to facilitate continued growth of our proprietary technology, Opensalon® Pro. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company.

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
Cash Flows
Cash Flows from Operating Activities
During the six months ended December 31, 2020, cash used in operating activities was $65.5 million, an increase of $46.1 million compared to the prior comparable period. Cash used in operations increased due to lower revenues and margins, payments of $11.0 million to catch up on payables related to fiscal year 2020, CEO sign-on bonus of $2.5 million and $4.5 million of bonus payments related to fiscal year 2020 and payments for prepaid insurance of $1.2 million, partially offset by the elimination of certain general and administrative costs.
Cash Flows from Investing Activities
During the six months ended December 31, 2020, cash provided by investing activities of $0.6 million was primarily proceeds from the sale of salon assets of $7.1 million, partially offset by capital expenditures of $7.5 million.
Cash Flows from Financing Activities

During the six months ended December 31, 2020, cash used in financing activities was $1.3 million compared to cash used in financing activities of $60.5 million in the prior comparable period. In the six months ended December 31, 2019, the Company used $30.0 million to repay long-term debt and $28.2 million to purchase common stock.
Financing Arrangements
See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)

December 31, 2020	77.8%	1,580
June 30, 2020	62.0%	3,520
_______________________________________________________________________________
(1)Debt includes long-term debt and financing liabilities. It excludes long-term lease liability as that liability is offset by the right of use asset.
(2)Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2020 and June 30, 2019, respectively).
The 1,580 basis point increase in the debt to capitalization ratio as of December 31, 2020 as compared to June 30, 2020, was primarily due to the decreases in shareholders' equity as a result of the loss from operations.
Share Repurchase Program
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and six months ended December 31, 2020, the Company did not repurchase any shares. As of December 31, 2020, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” These uncertainties include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, as well as the health and risk appetite of our stylists, customers and employees to return to the salon environment; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; our new company-owned back office management system may not yield the intended results on timing and amounts due to the COVID-19 pandemic, efforts by our current third-party back office management system vendor to make it difficult for our franchisees to convert to our new company-owned system, and the pending litigation with that third-party vendor; the impact of the COVID-19 pandemic on our key suppliers; the ability to address rent obligations incurred during the government-mandated hibernation of our salons related to the COVID-19 pandemic and the ability to obtain long-term rent concessions; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; compliance with credit facility covenants and access to the existing revolving credit facility; our and our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; success of the sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; the impact of recent actions by Walmart; marketing efforts to drive traffic to our franchisees' salons; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; continued ability to compete in our business markets; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; changes in economic conditions; changes in consumer tastes and fashion trends; failure at our distribution centers; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2020, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and six months ended December 31, 2020, the Company did not repurchase any shares. As of December 31, 2020, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At December 31, 2020, $54.6 million remains outstanding under the approved stock repurchase program.
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

10/1/20 - 10/31/20	—	$—	29,974,657	$54,573
11/1/20 - 11/30/20	—	—	29,974,657	54,573
12/1/20 - 12/31/20	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.  Exhibits

Exhibit 10.1	Separation agreement, dated December 7, 2020, between the Company and Eric Bakken.
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2021	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)