Form 10-Q
period 2021-03-31
REGIS CORP
filed 2021-05-06
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2021: 35,789,820

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2021	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$34,510	$113,667
Receivables, net	31,254	31,030
Inventories	38,221	62,597
Other current assets	14,082	19,138
Total current assets	118,067	226,432

Property and equipment, net	27,080	57,176
Goodwill (Note 9)	229,221	227,457
Other intangibles, net	4,186	4,579
Right of use asset (Note 10)	629,006	786,216
Other assets	40,423	40,934
Total assets	$1,047,983	$1,342,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,840	$50,918
Accrued expenses	51,164	48,825
Short-term lease liability (Note 10)	123,224	137,271
Total current liabilities	203,228	237,014

Long-term debt, net (Note 11)	177,500	177,500
Long-term lease liability (Note 10)	536,234	680,454
Long-term financing liabilities (Note 11)	—	27,981
Other non-current liabilities	81,517	94,142
Total liabilities	998,479	1,217,091
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 35,789,825 and 35,625,716 common shares at March 31, 2021 and June 30, 2020, respectively	1,789	1,781
Additional paid-in capital	23,672	22,011
Accumulated other comprehensive income	9,092	7,449
Retained earnings	14,951	94,462
Total shareholders’ equity	49,504	125,703
Total liabilities and shareholders’ equity	$1,047,983	$1,342,794
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three And Nine Months Ended March 31, 2021 And 2020
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenues:
Service	$24,645	$78,387	$90,040	$322,133
Product	20,770	34,877	68,665	124,516
Royalties and fees	23,535	8,698	61,393	66,062
Franchise rental income (Note 10)	31,317	31,821	95,885	96,875
Total revenue	100,267	153,783	315,983	609,586
Operating expenses:
Cost of service	15,821	54,824	66,441	212,664
Cost of product	21,268	21,672	54,840	75,257
Site operating expenses	13,366	3,660	36,955	62,932
General and administrative	24,582	31,871	77,419	105,187
Rent (Note 10)	8,001	18,665	34,128	63,424
Franchise rent expense	31,317	31,821	95,885	96,875
Depreciation and amortization	3,620	10,359	17,384	27,486
Long-lived asset impairment	833	—	9,817	—
TBG mall location restructuring (Note 3)	—	146	—	2,368
Goodwill impairment	—	40,164	—	40,164
Total operating expenses	118,808	213,182	392,869	686,357

Operating loss	(18,541)	(59,399)	(76,886)	(76,771)

Other (expense) income:
Interest expense	(3,163)	(1,712)	(10,626)	(4,615)
Loss from sale of salon assets to franchisees, net	(4,575)	(7,858)	(8,463)	(26,125)
Interest income and other, net	15,099	148	15,616	3,188

Loss from continuing operations before income taxes	(11,180)	(68,821)	(80,359)	(104,323)

Income tax benefit	333	979	1,368	5,783

Loss from continuing operations	(10,847)	(67,842)	(78,991)	(98,540)

Income from discontinued operations, net of taxes (Note 3)	—	301	—	753

Net loss	$(10,847)	$(67,541)	$(78,991)	$(97,787)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.30)	$(1.89)	$(2.20)	$(2.74)
Income from discontinued operations	0.00	0.01	0.00	0.02
Net loss per share, basic and diluted (1)	$(0.30)	$(1.88)	$(2.20)	$(2.72)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	36,011	35,815	35,929	35,958
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three And Nine Months Ended March 31, 2021 And 2020
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net loss	$(10,847)	$(67,541)	$(78,991)	$(97,787)
Foreign currency translation adjustments	306	(2,482)	1,643	(2,344)
Comprehensive loss	$(10,541)	$(70,023)	$(77,348)	$(100,131)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Nine Months Ended March 31, 2021 And 2020
(Dollars in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448
Net loss	—	—	—	—	(10,847)	(10,847)
Foreign currency translation	—	—	—	306	—	306
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	1,703	—	—	1,703
Net restricted stock activity	17,964	1	(83)	—	—	(82)
Balance, March 31, 2021	35,789,825	$1,789	$23,672	$9,092	$14,951	$49,504

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2019	35,563,611	$1,778	$21,230	$9,480	$235,534	$268,022
Net loss	—	—	—	—	(67,541)	(67,541)
Foreign currency translation	—	—	—	(2,482)	—	(2,482)
Stock-based compensation	—	—	(25)	—	—	(25)
Net restricted stock activity	2,595	—	(19)	—	—	(19)
Minority interest	—	—	—	—	38	38
Balance, March 31, 2020	35,566,206	$1,778	$21,186	$6,998	$168,031	$197,993

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Nine Months Ended March 31, 2021 And 2020 (Continued)
(Dollars in thousands)

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(78,991)	(78,991)
Foreign currency translation	—	—	—	1,643	—	1,643
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	1,792	—	—	1,792
Net restricted stock activity	160,334	8	(107)	—	—	(99)
Minority interest	—	—	—	—	(520)	(520)
Balance, March 31, 2021	35,789,825	$1,789	$23,672	$9,092	$14,951	$49,504

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2019	36,869,249	$1,843	$47,152	$9,342	$265,908	$324,245
Net loss	—	—	—	—	(97,787)	(97,787)
Foreign currency translation	—	—	—	(2,344)	—	(2,344)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	2,114	—	—	2,114
Net restricted stock activity	199,181	10	(1,827)	—	—	(1,817)
Minority interest	—	—	—	—	(90)	(90)
Balance, March 31, 2020	35,566,206	$1,778	$21,186	$6,998	$168,031	$197,993
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2021 And 2020
(Dollars in thousands)

	Nine Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(78,991)	$(97,787)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash adjustments related to discontinued operations	—	(967)
Depreciation and amortization	13,968	23,635
Salon asset impairment	—	3,851
Long-lived asset impairment	9,817	—
Deferred income taxes	(806)	(6,469)
Inventory reserve	6,875	—
Gain from disposal of distribution center assets	(14,878)	—
Gain from sale of company headquarters, net	—	(2,513)
Loss from sale of salon assets to franchisees, net	8,463	26,125
Goodwill impairment	—	40,164
Stock-based compensation	1,792	2,114
Amortization of debt discount and financing costs	1,313	206
Other non-cash items affecting earnings	183	(442)
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(27,743)	(38,938)
Net cash used in operating activities	(80,007)	(51,021)

Cash flows from investing activities:
Capital expenditures	(9,609)	(32,331)
Proceeds from sale of assets to franchisees	7,743	87,916
Costs associated with sale of salon assets to franchisees	(242)	(1,887)
Proceeds from company-owned life insurance policies	1,200	—
Proceeds from sale of company headquarters	—	8,996
Net cash (used in) provided by investing activities	(908)	62,694

Cash flows from financing activities:
Borrowings on revolving credit facility	—	213,000
Repayments of revolving credit facility	—	(30,000)
Repurchase of common stock	—	(28,246)
Taxes paid for shares withheld	(316)	(1,968)
Minority interest buyout	(562)	—
Distribution center lease payments	(724)	(677)
Net cash (used in) provided by financing activities	(1,602)	152,109

Effect of exchange rate changes on cash and cash equivalents	6	(379)

(Decrease) increase in cash, cash equivalents, and restricted cash	(82,511)	163,403

Cash, cash equivalents and restricted cash:
Beginning of period	122,880	92,379
End of period	$40,369	$255,782
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2021 and for the three and nine months ended March 31, 2021 and 2020, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2021 and its consolidated results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Impact of COVID-19 on Business Operations:
During the period ended March 31, 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations, including prolonged government-mandated salon closures in California and Ontario, in addition to other U.S. states and Canadian provinces during the three and nine months ended March 31, 2021. The COVID-19 pandemic continues to impact salon guest visits resulting in a significant reduction in revenue and traffic. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
Inventory:
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. For the three and nine months ended March 31, 2021, the Company recorded $5.3 and $6.9 million of inventory excess and obsolescence charges, respectively. The increase in the reserve in the three months ended March 31, 2021 was related to management's decision to exit its product sales business and wind down operations at the Company's two distribution centers. The expense was recorded to Cost of product in the unaudited Condensed Consolidated Statement of Operations and is a non-cash add back to Net loss on the unaudited Condensed Consolidated Statement of Cash Flows.

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
The Company assesses impairment of long-lived salon assets and right of use (ROU) assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in the use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted salon cash flows are compared to the carrying value of the salon assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. See Note 10 of the unaudited Condensed Consolidated Financial Statements for further discussion related to the ROU asset impairment.
Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize material impairment charges.
Long-lived asset impairment charges, including ROU and salon property and equipment, of $0.8 and $9.8 million were recorded in the three and nine months ended March 31, 2021, respectively, on the unaudited Condensed Consolidated Statement of Operations. Of the total long-lived asset impairment charges, $0.3 and $6.3 million, respectively, were allocated to the ROU asset and $0.5 and $3.5 million, respectively, were allocated to salon property and equipment. Long-lived salon property and equipment asset impairment charges of $1.2 and $3.9 million were recorded during the three and nine months ended March 31, 2020, respectively, and are recorded in Depreciation and amortization in the unaudited Condensed Consolidated Statement of Operations.

Goodwill:
As of March 31, 2021 and June 30, 2020, the Franchise reporting unit had $229.2 and $227.5 million, respectively, of goodwill. For further information, see Note 9 of the unaudited Condensed Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three and nine months ended March 31, 2021. The COVID-19 pandemic, which began in March 2020, was an interim triggering event in fiscal year 2020. The Company assessed its goodwill as of March 31, 2020 and determined that the Company-owned goodwill was fully impaired. As a result, the Company recorded a goodwill impairment charge of $40.2 million in the three and nine months ended March 31, 2020.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2020 annual impairment assessment, due to the impact of the COVID-19 pandemic, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise reporting unit. The Company compared the carrying value of the reporting unit, including goodwill, to the estimated fair value. The result of the assessment indicated that the estimated fair value of the Company's reporting unit exceeded its carrying value by approximately 50 percent. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and a market approach. The key assumptions utilized in the analysis were the number of salons to be sold to franchisees and the discount rate. If a future triggering event occurs or if during the Company's annual impairment assessment the fair value of the Franchise reporting unit has decreased significantly, it may result in a non-cash impairment charge that reduces the carrying value of goodwill.
Depreciation:
Depreciation expense in the three and nine months ended March 31, 2021 includes $0.8 and $3.4 million of asset retirement obligations, which are cash expenses.
Minority Interest:
In December 2020, the Company purchased its non-controlling interest in Roosters from the minority shareholders. The Company paid $0.6 million to obtain 100% ownership. The payment is recorded in cash used in financing activities on the unaudited Condensed Consolidated Statement of Cash Flows.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales, including sales of the hardware related to our proprietary cloud-based management and point-of-sale commerce solution, to franchisees are included within product revenues in the unaudited Condensed Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 to 90 days of delivery.
Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund cooperatives fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. The gross presentation increases both the reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into a sublease arrangement with the franchisee. The Company recognizes franchise rental income and expense when it is due to the landlord.
The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)

Revenue recognized at a point in time:
Service	$—	$24,645	$—	$78,387
Product	13,079	7,691	15,318	19,559
Total revenue recognized at a point in time	$13,079	$32,336	$15,318	$97,946

Revenue recognized over time:
Royalty and other franchise fees	$17,955	$—	$16,487	$—
Advertising fund fees (refunds), net (1)	5,580	—	(7,789)	—
Franchise rental income	31,317	—	31,821	—
Total revenue recognized over time	54,852	—	40,519	—
Total revenue	$67,931	$32,336	$55,837	$97,946
_______________________________________________________________________________
(1)Fiscal year 2020 includes the refund of $14.9 million of previously collected cooperative advertising fees. Cooperative advertising fees were not refunded in fiscal year 2021.

	Nine Months Ended March 31, 2021		Nine Months Ended March 31, 2020
	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)

Revenue recognized at a point in time:
Service	$—	$90,040	$—	$322,133
Product	41,057	27,608	45,287	79,229
Total revenue recognized at a point in time	$41,057	$117,648	$45,287	$401,362

Revenue recognized over time:
Royalty and other franchise fees	$46,589	$—	$52,721	$—
Advertising fund fees	14,804	—	13,341	—
Franchise rental income	95,885	—	96,875	—
Total revenue recognized over time	157,278	—	162,937	—
Total revenue	$198,335	$117,648	$208,224	$401,362

Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	March 31, 2021	June 30, 2020	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$22,106	$22,991	Accounts receivable, net
Broker fees	19,599	20,516	Other assets

Deferred revenue:
Current
Gift card liability	$2,336	$2,543	Accrued expenses
Deferred franchise fees unopened salons	80	77	Accrued expenses
Deferred franchise fees open salons	5,929	5,537	Accrued expenses
Total current deferred revenue:	$8,345	$8,157
Non-current
Deferred franchise fees unopened salons	$7,656	$11,855	Other non-current liabilities
Deferred franchise fees open salons	33,001	33,623	Other non-current liabilities
Total non-current deferred revenue	$40,657	$45,478

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

Balance as of June 30, 2020	$6,899
Provision for doubtful accounts (1)	792
Provision for franchisee rent (2)	907
Write-offs	(1,436)
Balance as of March 31, 2021	$7,162
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
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and administrative expense over the term of the agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2020	$20,516
Additions	1,573
Amortization	(2,369)
Write-offs	(121)
Balance as of March 31, 2021	$19,599

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the three months ended March 31, 2021 and 2020 was $0.3 and $0.8 million, respectively, and for the nine months ended March 31, 2021 and 2020 was $0.7 and $2.3 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2021 and 2020 was $1.6 and $1.4 million, respectively, and for the nine months ended March 31, 2021 and 2020 was $4.9 and $3.8 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$1,505
2022	5,901
2023	5,725
2024	5,483
2025	5,092
Thereafter	15,224
Total	$38,930

3.    TBG RESTRUCTURING AND DISCONTINUED OPERATIONS:
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG). The Company classified the results of its mall-based business as discontinued operations in the unaudited Condensed Consolidated Statement of Operations. Included in discontinued operations in fiscal year 2020 are adjustments to actuarial assumptions related to the discontinued operations. Other than the items presented in the unaudited Consolidated Statement of Cash Flows, there were no other significant non-cash operating activities or non-cash investing activities related to discontinued operations for the nine months ended March 31, 2021 and 2020.
For the three and nine months ended March 31, 2020, the Company recorded $0.1 and $2.4 million of professional fees and restructuring charges related to the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. As of March 31, 2021, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $12 million related to its mall-based salon lease commitments on the 62 salons that remain open, an $11 million reduction from June 30, 2020. The commitments are included in our lease liabilities.

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
For the three and nine months ended March 31, 2021, there were 972,485 and 511,970, respectively, and for the three and nine months ended March 31, 2020 there were 663,636 and 1,145,053, respectively, common stock equivalents of dilutive common stock excluded in the diluted earnings per share calculations due to the net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded 1,261,200 and 670,997 of stock-based awards during the three months ended March 31, 2021 and 2020, respectively, and 2,240,743 and 174,698 of stock-based awards during the nine months ended March 31, 2021 and 2020, respectively, as they were not dilutive under the treasury stock method.

5.    SHAREHOLDERS’ EQUITY:
 Stock-Based Employee Compensation:
During the three and nine months ended March 31, 2021, the Company granted various equity awards including RSUs, PSUs and SOs.
A summary of equity awards granted is as follows:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021

Restricted stock units	47,303	891,825
Performance-based restricted stock units	—	62,290
Stock option units	—	1,458,680

The RSUs granted to employees during the three and nine months ended March 31, 2021 vest in equal amounts over a three-year period subsequent to the grant date, cliff vest after a one-year period, cliff vest after a three-year period or cliff vest after a five-year period subsequent to the grant date. The CEO, who was appointed in October 2020, was granted 0.4 million "sign-on" RSUs that vest pro-rated over one year.
The PSUs granted to employees have a three-year performance period ending June 30, 2023 linked to the Company's stock price reaching a specified volume weighted average closing price for a 50-day period that ends on June 30, 2023. The PSUs granted have a maximum vesting percentage of 200% based on the level of performance achieved for the respective award.
The SOs granted during the nine months ended March 31, 2021 were granted in connection with the appointment of the Company's CEO and consist of options to purchase shares of the Company's common stock. The SOs are subject to both a four-year service-based vesting condition and a performance-based vesting condition. Additionally, 0.4 million SOs are matching options that vest on the fourth anniversary of employment up to the number of RSUs the CEO still holds of the "sign-on" RSUs.
Total compensation cost for stock-based payment arrangements totaling $1.7 and $0.0 million for the three months ended March 31, 2021 and 2020, respectively, and $1.8 and $2.1 million for the nine months ended March 31, 2021 and 2020, respectively, was recorded within General and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2021, stock compensation includes a $2.4 million benefit from the forfeiture of awards related to the departure of the Company's former CEO.
Share Repurchases:
During the nine months ended March 31, 2021, the Company did not repurchase shares under the previously approved stock repurchase program. During the nine months ended March 31, 2020, the Company repurchased 1.5 million shares for $26.4 million under a previously approved stock repurchase program. At March 31, 2021, $54.6 million remains outstanding under the approved stock repurchase program.

6.     INCOME TAXES:
 A summary of income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Income tax benefit	$333	$979	$1,368	$5,783
Effective tax rate	3.0%	1.4%	1.7%	5.5%

The recorded tax provisions and effective tax rates for the three and nine months ended March 31, 2021 and 2020 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance.
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

7.     COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. The Company is a defendant in two wage and hour lawsuits in California. The first, a class action in US District Court, alleges various violations of the California Labor Code, including, but not limited to failure to pay wages, failure to permit rest breaks, failure to pay all wages due on termination of employment, waiting time penalties, failure to provide accurate wage statements and violation of the business and professions code. This case has been preliminarily settled, pending approval of the court and class, for $2.1 million. The second, a class action filed in California Superior Court, alleges various violations of the California Labor Code as well as PAGA penalties. Barring successful objection from plaintiffs’ attorneys to the first class action, the second case will be subsumed into the first case’s settlement. As of June 30, 2020 and March 31, 2021, $2.1 million was included within accrued expenses on the unaudited Condensed Consolidated Balance Sheet related to these class action lawsuits. In addition, our existing point-of-sale system supplier has challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. We have vigorously denied the allegations made by this third-party supplier and have asserted certain counterclaims against the third party. However, the dispute regarding our ownership and involvement of certain key personnel may be costly and distracting, and the outcome is currently uncertain. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded in other current assets from the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	March 31, 2021	June 30, 2020

	(Dollars in thousands)

Cash and cash equivalents	$34,510	$113,667
Restricted cash, included in Other current assets (1)	5,859	9,213
Total cash, cash equivalents and restricted cash	$40,369	$122,880
_______________________________________________________________________________
(1)Restricted cash within Other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

9.    GOODWILL:
The table below contains details related to the Company's goodwill:

Franchise Reporting Unit

(Dollars in thousands)

Goodwill, net at June 30, 2020	$227,457
Translation rate adjustments	1,764
Goodwill, net at March 31, 2021	$229,221

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Minimum rent	$8,400	$13,571	$28,605	$48,638
Percentage rent based on sales	3	298	78	2,145
Real estate taxes and other expenses	1,989	3,672	7,147	9,842
Lease termination (benefit) expense (1)	(154)	44	6,484	123
Lease liability benefit (2)	(3,009)	—	(11,295)	—
Corporate segment rent	671	904	2,046	1,909
Franchise segment non-reimbursable rent	101	176	1,063	767
Total	$8,001	$18,665	$34,128	$63,424
_______________________________________________________________________________
(1)During the three and nine months ended March 31, 2021, the Company terminated the leases for 15 and 244 company-owned salons, respectively, before the lease end dates. During the three and nine months ended March 31, 2020, the Company terminated the leases for 3 and 60 company-owned salons, respectively, before the lease end dates. For the three and nine months ended March 31, 2021, lease termination fees include $0.3 and $4.9 million, respectively, of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations. For the three and nine months ended March 31, 2021, lease termination fees also include $(0.5) and $1.5 million, respectively, of adjustments to accrue future lease payments for salons that are no longer operating. The early termination payments made in the nine months ended March 31, 2021 decreased the future minimum rent liability by $9.5 million plus saved the Company from the associated real estate taxes and other lease expenses.
(2)For the three and nine months ended March 31, 2021, upon termination of previously impaired leases, the Company derecognized ROU assets of $3.2 and $13.3 million, respectively, and lease liabilities of $5.2 and $19.7 million, respectively, that resulted in a net gain of $2.0 and $6.4 million, respectively. In addition, the Company recognized a benefit from lease liabilities decreasing in excess of previously impaired ROU assets. The benefit recognized was $1.0 and $4.9 million in the three and nine months ended March 31, 2021, respectively.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2021 and 2020, franchise rental income and franchise rent expense were $31.3 and $31.8 million, respectively. For the nine months ended March 31, 2021 and 2020, franchise rental income and franchise rent expense were $95.9 and $96.9 million. These leases generally have lease terms of approximately 5 years. The Company expects to renew SmartStyle and Supercuts franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration. This represents a Board-approved change in estimate that occurred in the second quarter of fiscal year 2021 and was intended to reduce lease exposure. The change in estimate resulted in a decrease to lease liabilities and right of use assets of $72.9 million, with no impact to net income.

For franchise and company-owned salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $629.0 and $786.2 million as of March 31, 2021 and June 30, 2020, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.44 and 6.87 years and the weighted average discount rate was 4.07% and 3.95% for all salon operating leases as of March 31, 2021 and June 30, 2020, respectively.
A lessee’s ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance, primarily due to the COVID-19 pandemic, resulted in an ASC 360-10-35-21 triggering event. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The ultimate severity and longevity of the COVID-19 pandemic is unknown and therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. In the three and nine months ended March 31, 2021, the Company recognized a long-lived impairment charge of $0.8 and $9.8 million, respectively, which included $0.3 and $6.3 million, respectively, related to the right of use assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded for the three and nine months ended March 31, 2021 were primarily the result of triggering events identified on certain underperforming salons, salons that were identified to close in the year, and certain salons where franchisees were unable to fulfill their rent obligations.

As of March 31, 2021, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

Remainder of 2021	$30,985	$6,537	$976	$38,498	$(30,985)	$7,513
2022	116,803	22,514	3,566	142,883	(116,803)	26,080
2023	103,418	16,936	3,550	123,904	(103,418)	20,486
2024	91,108	11,803	3,616	106,527	(91,108)	15,419
2025	77,655	5,911	3,683	87,249	(77,655)	9,594
Thereafter	216,156	12,559	27,331	256,046	(216,156)	39,890
Total future obligations	$636,125	$76,260	$42,722	$755,107	$(636,125)	$118,982
Less amounts representing interest	78,998	6,462	10,189	95,649
Present value of lease liabilities	$557,127	$69,798	$32,533	$659,458
Less current lease liabilities	99,351	21,705	2,168	123,224
Long-term lease liabilities	$457,776	$48,093	$30,365	$536,234

11.    FINANCING ARRANGEMENTS:
The Company’s long-term debt consists of the following:
Revolving Credit Facility

	Maturity Date	March 31, 2021	March 31, 2021	June 30, 2020

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Revolving credit facility	2023	5.00%	$177,500	$177,500

At March 31, 2021, cash and cash equivalents totaled $34.5 million. As of March 31, 2021, the Company has $177.5 million of outstanding borrowings under a $295.0 million revolving credit facility. At March 31, 2021, the Company has outstanding standby letters of credit under the revolving credit facility of $18.7 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $98.8 million as of March 31, 2021. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $133.3 million as of March 31, 2021. The revolving credit facility has a minimum liquidity covenant of $75.0 million. As of March 31, 2021, the Company had cash, cash equivalents and restricted cash of $40.4 million and current liabilities of $203.2 million.
The Company is in compliance with all covenants and other requirements of the financing arrangements as of March 31, 2021 and believes it will continue to be in compliance for at least one year from our filing date.
Sale and Leaseback Transaction
The Company’s long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	March 31, 2021	June 30, 2020

	(Fiscal Year)		(Dollars in thousands)

Financial liability - Salt Lake City Distribution Center	2034	3.30%	$—	$16,773
Financial liability - Chattanooga Distribution Center	2034	3.70%	—	11,208
Long- term financing liability			$—	$27,981

In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. At the time of the sale, the transactions were considered failed sale and leaseback transactions, as the Company had planned to lease the property for more than 75% of its economic life. The sale proceeds received from the buyer-lessor were recognized as a financial liability, which was reduced based on the rental payments made under the lease that were allocated between principal and interest. In the third quarter of fiscal year 2021, as a result of the Company exiting its wholesale product sales business, the Company informed the landlord of its intention to exit the leased spaces. Because the Company no longer plans to lease the distribution centers for the majority of the assets’ useful lives, these transactions are subsequently considered sale and leaseback transactions. As a result, the Company derecognized the financial liability of $28.5 million and the carrying value of the related assets of $13.6 million and recognized a gain of $14.9 million for the difference between the liability and asset. The gain on distribution centers was recorded to Interest income and other, net in the unaudited Condensed Consolidation Statement of Operations. As the leases for the two distribution centers meet the sale and leaseback criteria, the Company recognized a right of use asset and lease liability of $20.3 million on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2021.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2021 and June 30, 2020, the estimated fair value of the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable, debt and long-term financial liabilities approximated their carrying values. The estimated fair values of the Company's debt and long-term financial liability are based on Level 2 inputs.
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
The following impairments were based on fair values using Level 3 inputs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Goodwill	$—	$40,164	$—	$40,164
Long-lived asset impairment (1)	833	1,208	9,817	3,851
_______________________________________________________________________________
(1)Long-lived asset impairment charges, including right of use and salon property and equipment, are separately stated on the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2021. Long-lived salon property and equipment asset impairment charges are recorded in Depreciation and amortization in the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2020. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

13.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes.
The Company’s reportable operating segments consisted of the following salons:

	March 31, 2021	June 30, 2020

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,569	1,317
Supercuts	2,357	2,508
Portfolio Brands (1)	1,233	1,217
Total North American salons	5,159	5,042
Total International salons (2)	158	167
Total Franchise salons	5,317	5,209
as a percent of total Franchise and Company-owned salons	86.6%	76.1%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	373	751
Supercuts	124	210
Portfolio Brands (1)	267	505
Mall-based (3)	62	166
Total Company-owned salons	826	1,632
as a percent of total Franchise and Company-owned salons	13.4%	23.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	78	82

Grand Total, System-wide	6,221	6,923
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
As of March 31, 2021, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended March 31, 2021
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$24,645	$—	$24,645
Product	13,079	7,691	—	20,770
Royalties and fees	23,535	—	—	23,535
Franchise rental income	31,317	—	—	31,317
Total revenue	67,931	32,336	—	100,267

Operating expenses:
Cost of service	—	15,821	—	15,821
Cost of product	11,148	10,120	—	21,268
Site operating expenses	5,600	7,766	—	13,366
General and administrative	7,450	1,525	15,607	24,582
Rent	101	7,229	671	8,001
Franchise rent expense	31,317	—	—	31,317
Depreciation and amortization	333	1,687	1,600	3,620
Long-lived asset impairment	22	811	—	833
Total operating expenses	55,971	44,959	17,878	118,808
Operating income (loss)	11,960	(12,623)	(17,878)	(18,541)
Other (expense) income:
Interest expense	—	—	(3,163)	(3,163)
Loss from sale of salon assets to franchisees, net	—	—	(4,575)	(4,575)
Interest income and other, net	—	—	15,099	15,099
Income (loss) from continuing operations before income taxes	$11,960	$(12,623)	$(10,517)	$(11,180)

	Three Months Ended March 31, 2020
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$78,387	$—	$78,387
Product	15,318	19,559	—	34,877
Royalties and fees	8,698	—	—	8,698
Franchise rental income	31,821	—	—	31,821
Total revenue	55,837	97,946	—	153,783

Operating expenses:
Cost of service	—	54,824	—	54,824
Cost of product	11,452	10,220	—	21,672
Site operating expenses	(7,789)	11,449	—	3,660
General and administrative	8,657	4,566	18,648	31,871
Rent	176	17,585	904	18,665
Franchise rent expense	31,821	—	—	31,821
Depreciation and amortization	292	9,799	268	10,359
TBG mall location restructuring	146	—	—	146
Goodwill impairment	—	40,164	—	40,164
Total operating expenses	44,755	148,607	19,820	213,182
Operating income (loss)	11,082	(50,661)	(19,820)	(59,399)
Other (expense) income:
Interest expense	—	—	(1,712)	(1,712)
Loss from sale of salon assets to franchisees, net	—	—	(7,858)	(7,858)
Interest income and other, net	—	—	148	148
Income (loss) from continuing operations before income taxes	$11,082	$(50,661)	$(29,242)	$(68,821)

	Nine Months Ended March 31, 2021
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$90,040	$—	$90,040
Product	41,057	27,608	—	68,665
Royalties and fees	61,393	—	—	61,393
Franchise rental income	95,885	—	—	95,885
Total revenue	198,335	117,648	—	315,983

Operating expenses:
Cost of service	—	66,441	—	66,441
Cost of product	33,117	21,723	—	54,840
Site operating expenses	14,858	22,097	—	36,955
General and administrative	23,055	6,936	47,428	77,419
Rent	1,063	31,019	2,046	34,128
Franchise rent expense	95,885	—	—	95,885
Depreciation and amortization	896	11,080	5,408	17,384
Long-lived asset impairment	726	9,091	—	9,817
Total operating expenses	169,600	168,387	54,882	392,869
Operating income (loss)	28,735	(50,739)	(54,882)	(76,886)
Other (expense) income:
Interest expense	—	—	(10,626)	(10,626)
Loss from sale of salon assets to franchisees, net	—	—	(8,463)	(8,463)
Interest income and other, net	—	—	15,616	15,616
Income (loss) from continuing operations before income taxes	$28,735	$(50,739)	$(58,355)	$(80,359)

	Nine Months Ended March 31, 2020
	Franchise	Company-owned	Corporate	Consolidated

	(Dollars in thousands)

Revenues:
Service	$—	$322,133	$—	$322,133
Product	45,287	79,229	—	124,516
Royalties and fees	66,062	—	—	66,062
Franchise rental income	96,875	—	—	96,875
Total revenue	208,224	401,362	—	609,586

Operating expenses:
Cost of service	—	212,664	—	212,664
Cost of product	34,804	40,453	—	75,257
Site operating expenses	13,341	49,591	—	62,932
General and administrative	25,990	22,263	56,934	105,187
Rent	767	60,748	1,909	63,424
Franchise rent expense	96,875	—	—	96,875
Depreciation and amortization	662	21,844	4,980	27,486
TBG mall location restructuring	2,368	—	—	2,368
Goodwill impairment	—	40,164	—	40,164
Total operating expenses	174,807	447,727	63,823	686,357
Operating income (loss)	33,417	(46,365)	(63,823)	(76,771)
Other (expense) income:
Interest expense	—	—	(4,615)	(4,615)
Loss from sale of salon assets to franchisees, net	—	—	(26,125)	(26,125)
Interest income and other, net	—	—	3,188	3,188
Income (loss) from continuing operations before income taxes	$33,417	(46,365)	$(91,375)	$(104,323)

14.    REVISION OF THIRD QUARTER 2020 UNAUDITED RESULTS:
During the fourth quarter of 2020, the Company identified an error in the calculation of the goodwill derecognition associated with the sale of salons to franchisees in the second quarter and third quarter. During the third quarter, goodwill derecognition was overstated by $2.4 million. As of March 31, 2020, the Company fully impaired its remaining Company-owned goodwill with the amount of goodwill impairment being overstated by $4.4 million in the third quarter. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to the Company’s Unaudited Condensed Consolidated Financial Statements for the aforementioned interim periods. However, to facilitate comparisons among periods, the Company has decided to revise its previously issued second and third quarter unaudited condensed consolidated financial information.

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised

	(Dollars in thousands, except per share amounts)

Rent expense (1)	$19,243	$(578)	$18,665
Goodwill impairment (2)	44,529	(4,365)	40,164
Operating loss	(64,342)	4,943	(59,399)
Loss from sale of salon assets to franchisees, net	(10,208)	2,350	(7,858)
Interest income and other, net	(1,329)	1,477	148
Loss from continuing operations before income taxes	(77,591)	8,770	(68,821)
Income tax benefit	2,253	(1,274)	979
Net loss	(75,037)	7,496	(67,541)
Net loss per share	(2.10)	0.22	(1.88)
Comprehensive loss	(77,519)	7,496	(70,023)

	Nine Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised

	(Dollars in thousands, except per share amounts)

Rent expense (1)	$64,002	$(578)	$63,424
Goodwill impairment (2)	44,529	(4,365)	40,164
Operating loss	(81,714)	4,943	(76,771)
Loss from sale of salon assets to franchisees, net	(21,760)	(4,365)	(26,125)
Interest income and other, net	3,188	—	3,188
Loss from continuing operations before income taxes	(104,901)	578	(104,323)
Income tax benefit	5,904	(121)	5,783
Net loss	(98,244)	457	(97,787)
Net loss per share	(2.73)	0.01	(2.72)
Comprehensive loss	(100,588)	457	(100,131)
_______________________________________________________________________________
The Company revised the amounts originally reported for the third quarter of fiscal year 2020 for the following items:
(1)Adjusted third quarter rent expense includes a $0.6 million benefit related to leases signed in the third quarter, but not identified until the fourth quarter. The net loss for the three and nine months ended March 31, 2020 were both impacted by the misstatement.
(2)During the third quarter, goodwill derecognition was overstated by $2.4 million. As of March 31, 2020, the Company impaired its remaining Company-owned goodwill, with the amount of goodwill impairment being overstated by $4.4 million. As the second quarter error which understated goodwill derecognition was not identified until the fourth quarter, goodwill impairment and loss from the sale of salons to franchisees, net were misstated in the third quarter. The Company recorded a $4.4 million decrease to goodwill impairment and a $2.4 million decrease to loss from the sale of salon assets to franchisees, net to correct the error. Net loss for the nine months ended March 31, 2020 was not misstated. However, goodwill impairment and the loss from the sales of salons to franchisees, net were misstated in the nine months ended March 31, 2020, with goodwill impairment overstated by $4.4 million and loss from the sale of salons to franchisees, net understated by $4.4 million.

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
MANAGEMENT’S OVERVIEW
Regis Corporation (RGS) franchises, owns, and operates beauty salons. As of March 31, 2021, the Company franchised, owned or held ownership interests in 6,221 worldwide locations. Our locations consisted of 6,143 system-wide North American and International salons, and in 78 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2021, we had approximately 4,000 corporate employees worldwide.
Impact of COVID-19 on Business Operations
During the period ended March 31, 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations, including prolonged government-mandated salon closures in California and Ontario, in addition to other U.S. states and Canadian provinces during the three and nine months ended March 31, 2021. The COVID-19 pandemic continues to impact salon guest visits resulting in a significant reduction in revenue and traffic. Due to the economic disruption caused by the COVID-19 pandemic, the Company faces a greater degree of uncertainty than normal in making judgments and estimates needed to apply the Company's significant accounting policies. Actual results and outcomes may differ from management's estimates and assumptions.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing brands, and in line with its capital-light business, a new merchandise strategy to outsource product distribution was adopted in the third quarter. The Company plans to shifts its product business from a whole-sale model to a third-party distribution model. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The change will results in a decrease in revenue, cost of product and general and administrative expense going forward.
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
In the three and nine months ended March 31, 2021, the Company sold 126 and 408, respectively, company-owned salons to franchisees. The impact of these transactions are as follows:

	Three Months Ended March 31,		Increase (Decrease)	Nine Months Ended March 31,		Increase (Decrease)
	2021	2020		2021	2020

	(Dollars in thousands)

Salons sold to franchisees	126	375	(249)	408	1,363	(955)
Cash proceeds received	$595	$18,502	$(17,907)	$7,743	$87,916	$(80,173)

(Loss) gain on venditions, excluding goodwill derecognition	$(4,575)	$9,628	$(14,203)	$(8,463)	$50,841	$(59,304)
Non-cash goodwill derecognition	—	(17,486)	17,486	—	(76,966)	76,966
Loss from sale of salon assets to franchisees, net	$(4,575)	$(7,858)	$3,283	$(8,463)	$(26,125)	$17,662

System-wide results
As we continue to transition to an asset-light franchise platform, our results will be more impacted by our system-wide sales, which include sales by all points of distribution, whether owned by the Company or our franchisees. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance.
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

SmartStyle	(19.6)%	(9.5)%	(28.7)%	(4.8)%
Supercuts	(22.3)	(3.7)	(29.9)	(1.4)
Portfolio Brands	(17.9)	(4.8)	(26.6)	(2.7)
Consolidated system-wide same store sales	(20.7)%	(5.4)%	(28.7)%	(2.7)%
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

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the (decrease) increase is measured in basis points.

	Three Months Ended March 31,					Nine Months Ended March 31,
	2021	2020	2021	2020	2021	2021	2020	2021	2020	2021

	($ in millions)		% of Total Revenues (1)		(Decrease) Increase	($ in millions)		% of Total Revenues (1)		(Decrease) Increase

Service revenues	$24.6	$78.4	24.5%	51.0%	(2,650)	$90.0	$322.1	28.6%	52.8%	(2,420)
Product revenues	20.8	34.9	20.8	22.7	(190)	68.7	124.5	21.7	20.4	130
Royalties and fees	23.5	8.7	23.5	5.7	1,780	61.4	66.1	19.4	10.8	860
Franchise rental income	31.3	31.8	31.2	20.7	1,050	95.9	96.9	30.3	15.9	1,440

Cost of service (2)	15.8	54.8	64.2	69.9	(570)	66.4	212.7	73.8	66.0	780
Cost of product (2)	21.3	21.7	102.4	62.2	4,020	54.8	75.3	79.8	60.5	1,930
Site operating expenses	13.4	3.7	13.4	2.4	1,100	37.0	62.9	11.7	10.3	140
General and administrative	24.6	31.9	24.6	20.7	390	77.4	105.2	24.5	17.3	720
Rent	8.0	18.7	8.0	12.2	(420)	34.1	63.4	10.8	10.4	40
Franchise rent expense	31.3	31.8	31.2	20.7	1,050	95.9	96.9	30.3	15.9	1,440
Depreciation and amortization	3.6	10.4	3.6	6.8	(320)	17.4	27.5	5.5	4.5	100
Long-lived asset impairment	0.8	—	0.8	—	N/A	9.8	—	3.1	—	N/A
TBG restructuring	—	0.1	—	0.1	(10)	—	2.4	—	0.4	(40)
Goodwill impairment	—	40.2	—	26.1	(2,610)	—	40.2	—	6.6	(660)

Operating loss (3)	(18.5)	(59.4)	(18.5)	(38.6)	2,010	(76.9)	(76.8)	(24.3)	(12.6)	(1,170)

Interest expense	(3.2)	(1.7)	(3.2)	(1.1)	(210)	(10.6)	(4.6)	(3.4)	(0.8)	(260)
Loss from sale of salon assets to franchisees, net	(4.6)	(7.9)	(4.6)	(5.1)	50	(8.5)	(26.1)	(2.7)	(4.3)	160
Interest income and other, net	15.1	0.1	15.1	0.1	1,500	15.6	3.2	4.9	0.5	440

Income tax benefit (4)	0.3	1.0	3.0	1.4	N/A	1.4	5.8	1.7	5.5	N/A

Income from discontinued operations, net of income taxes	—	0.3	—	0.2	(20)	—	0.8	—	0.1	(10)
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

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, franchise royalties and fees and franchise rental income. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Franchise salons:
Product	$13,079	$15,318	$41,057	$45,287
Royalties and fees	23,535	8,698	61,393	66,062
Franchise rental income	31,317	31,821	95,885	96,875
Total, Franchise salons	$67,931	$55,837	$198,335	$208,224
Franchise salon same-store sales decrease (1)	(19.3)%	(4.1)%	(27.6)%	(1.8)%

Company-owned salons:
SmartStyle	$11,056	$46,277	$43,802	$197,912
Supercuts	5,743	11,743	17,562	53,063
Portfolio Brands	15,537	39,926	56,284	150,387
Total, Company-owned salons	$32,336	$97,946	$117,648	$401,362
Company-owned salon same-store sales decrease (2)	(28.8)%	(7.9)%	(33.8)%	(3.9)%

Consolidated revenues	$100,267	$153,783	$315,983	$609,586
Percent change from prior year	(34.8)%	(40.5)%	(48.2)%	(25.7)%
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

Three and Nine Months Ended March 31, 2021 Compared with Three and Nine Months Ended March 31, 2020
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees, advertising and rental income.
Consolidated revenue decreased $53.5 and $293.6 million, or 34.8% and 48.2%, for the three and nine months ended March 31, 2021, respectively. Service revenue and product revenue decreased $53.8 and $14.1 million, respectively, in the three months ended March 31, 2021 and decreased $232.1 and $55.8 million, respectively, in the nine months ended March 31, 2021. The decline in service and product revenue is primarily due to the Company's sale of salons to franchisees. During the twelve months ended March 31, 2021, 519 salons were sold to franchisees, net of buy backs and 833 and 35 system-wide salons were closed and constructed, respectively (2021 Net Salon Count Changes). For the three and nine months ended March 31, 2021, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $44.9 and $214.0 million, respectively. System-wide sales also declined, primarily due to fewer guest visits and government-mandated closures related to the COVID-19 pandemic, in the three and nine months ended March 31, 2021, which also contributed to the decline in service, product and royalties and fees revenue. In the three months ended March 31, 2020, the Company refunded $14.9 million of previously collected cooperative advertising fees, which reduced royalties and fees in the prior period.
Service Revenues
The decreases of $53.8 and $232.1 million, or 68.6% and 72.0%, in service revenues during the three and nine months ended March 31, 2021, respectively, were primarily due to the 2021 Net Salon Count Changes. For the three and nine months ended March 31, 2021, the impact to service revenue due to the sale of salons to franchisees and closure of salons was $35.0 and $172.5 million, respectively. The remaining decrease in service revenue relates primarily to fewer guest visits as a result of the COVID-19 pandemic.
Product Revenues
The decreases of $14.1 and $55.8 million, or 40.4% and 44.9%, in product revenues during the three and nine months ended March 31, 2021, respectively, were primarily due to the 2021 Net Salon Count Changes. For the three and nine months ended March 31, 2021, the impact to product revenue due to the sale of salons to franchisees and closure of salons was $9.9 and $41.5 million, respectively. Additionally, franchise same-store product sales declined 20.0% and 24.2% for the three and nine months ended March 31, 2021, respectively, contributing to the decline.
Royalties and Fees
During the three months ended March 31, 2021, royalties and fees increased $14.8 million, or 170.6%, primarily due to the Company refunding cooperative advertising fund contributions in the third quarter of fiscal year 2020. During the nine months ended March 31, 2021, royalties and fees decreased $4.7 million, or 7.1%, primarily due to a $1.5 million decline in cooperative advertising funds charged to franchisees during the nine months ended March 31, 2021. For the three and nine months ended March 31, 2021, cooperative advertising funds were temporarily reduced as part of our COVID-19 pandemic relief effort and also declined due to lower same-store sales. The declines in cooperative advertising are offset in site expense and have no impact on operating income. Royalties and fees were also impacted by the decreases in franchise same-store sales of 19.3% and 27.6% for the three and nine months ended March 31, 2021, respectively, partially offset by an increase in franchise salons. Total franchised locations open at March 31, 2021 were 5,317 as compared to 5,126 at March 31, 2020.
Franchise Rental Income
During the three and nine months ended March 31, 2021, franchise rental income decreased $0.5 and $1.0 million, or 1.6% and 1.0%, respectively. The decrease in the three months ended March 31, 2021 is primarily due to an increase in rent considered uncollectible and to the change in the lease renewal assumption. The decrease in the nine months ended March 31, 2021 is due to the rental income from TBG salons included in fiscal year 2020 and an increase in rent considered uncollectible.
Cost of Service
During the three months ended March 31, 2021, cost of service as a percent of service revenues decreased 570 basis points, primarily due to payroll related COVID-19 relief tax credits. During the nine months ended March 31, 2021, cost of service as a percent of service revenues increased 780 basis points, primarily due to inefficient and non-productive stylist hours as a result of reduced guest visits related to the COVID-19 pandemic and higher minimum wages.

Cost of Product
The 4,020 and 1,930 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2021, respectively, were primarily due to a $5.3 million reserve for excess and obsolete inventory related to the change in the Company's merchandising strategy and the shift from retail sales to franchise product sales. Excluding the excess and obsolescence reserve, margins on retail product sales were 37.4% and 47.7% in the three months ended March 31, 2021 and 2020, respectively. Margins on franchise product sales were 14.8% and 25.2% in the three months ended March 31, 2021 and 2020, respectively. Excluding the excess and obsolescence reserve, margins on retail product sales were 46.2% and 48.9% in the nine months ended March 31, 2021 and 2020, respectively. Margins on franchise product sales were 19.3% and 23.1% in the nine months ended March 31, 2021 and 2020, respectively. Decreases in franchise product margins were primarily driven by a shift to lower-margin customers and products.
Site Operating Expenses
Site operating expenses increased $9.7 million, or 265.2%, during the three months ended March 31, 2021 and decreased $25.9 million, or 41.3%, during the nine months ended March 31, 2021. Site operating expenses during the three months ended March 31, 2020 were reduced by the refunding of $14.9 million of previously collected advertising fees in the prior period, as noted above in Royalties and fees. Excluding the refund, site operating expenses decreased due to a net reduction in salon counts and decreases in marketing spend. The decrease in site operating expenses during the nine months ended March 31, 2021 was primarily due to a net reduction in salon counts and decreases in marketing spend, partially offset by a $1.5 million increase in cooperative advertising expense, as noted above in Royalties and fees.
General and Administrative
The decreases of $7.3 and $27.8 million, or 22.9% and 26.4%, in general and administrative (G&A) during the three and nine months ended March 31, 2021, respectively, were primarily due to lower administrative and field management salaries due to reductions in headcount as we align our cost structure with our transition to an asset-light franchise model. A benefit from the forfeiture of equity awards related to the departure of the Company's former CEO contributed $2.4 million to the decrease in the nine months ended March 31, 2021. Additionally, $1.3 million of the decline in the nine months ended March 31, 2021 is due to the Company not holding its annual franchise convention in fiscal year 2021 due to the COVID-19 pandemic.
Rent
The decreases of $10.7 and $29.3 million, or 57.1% and 46.2%, in rent expense during the three and nine months ended March 31, 2021, respectively, were primarily due to the net reduction in the number of company-owned salons associated with the Company's transformation to a fully-franchised portfolio.
Franchise Rent Expense
During the three and nine months ended March 31, 2021, franchise rent expense decreased $0.5 and $1.0 million, or 1.6% and 1.0%, respectively. The decrease in the three months ended March 31, 2021 is primarily due to an increase in rent considered uncollectible and the change in the lease renewal assumption. The decrease in the nine months ended March 31, 2021 is due to the rental income from TBG salons included in fiscal year 2020 and an increase in rent considered uncollectible.
Depreciation and Amortization
The decreases of $6.8 and $10.1 million, or 65.1% and 36.8%, in depreciation and amortization during the three and nine months ended March 31, 2021, respectively, were primarily due to the net reduction in company-owned salon counts. Additionally, salon asset impairment of $1.2 and $3.9 million were recorded to depreciation expense in the three and nine months ended March 31, 2020, respectively. Salon asset impairment in fiscal year 2021 was recorded to long-lived asset impairment.
Long-Lived Asset Impairment
In the three and nine months ended March 31, 2021, the Company recorded a long-lived asset impairment charge of $0.8 and $9.8 million, respectively, which included a right of use asset impairment charge of $0.3 and $6.3 million, respectively, and salon asset impairment of $0.5 and $3.5 million, respectively. Prior to the COVID-19 pandemic that began in fiscal year 2020, the Company had not recorded a right of use asset impairment charge.

TBG Mall Location Restructuring
In the three and nine months ended March 31, 2020, the Company recorded $0.1 and $2.4 million, respectively, of TBG restructuring charges, which related to professional fees and the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
Goodwill Impairment
The Company recorded $40.2 million of goodwill impairment for the three and nine months ended March 31, 2020. Management concluded that the COVID-19 pandemic in March 2020 was a triggering event requiring an assessment of the Company’s goodwill. The Company concluded the carrying value of the Company-owned reporting unit exceeded its fair value resulting in a full impairment.
Interest Expense
The increases of $1.5 and $6.0 million in interest expense for the three and nine months ended March 31, 2021, respectively, were primarily due to the increased interest rate and greater levels of debt.
Loss from sale of salon assets to franchisees, net
In the three and nine months ended March 31, 2021, the loss from sale of salon assets to franchisees was $4.6 and $8.5 million, respectively. In the three and nine months ended March 31, 2020, the loss from the sale of salon assets to franchisees was $7.9 and $26.1 million, respectively, including non-cash goodwill derecognition of $17.5 and $77.0 million, respectively. There was no goodwill derecognition in fiscal year 2021 due to the company-owned goodwill impairment in the third quarter of fiscal year 2020.
Interest Income and Other, net
The increases of $15.0 and $12.4 million, respectively, in interest income and other, net during the three and nine months ended March 31, 2021 were primarily due to the gain associated with the leases for the Company's distribution centers (see Note 11 to the unaudited Condensed Consolidated Financial Statements), partially offset by the sale of the Company's headquarters recorded in the period ended December 31, 2019.
Income Taxes
During the three and nine months ended March 31, 2021, the Company recognized tax benefits of $0.3 and $1.4 million, respectively, with corresponding effective tax rates of 3.0% and 1.7% as compared to recognizing tax benefits of $1.0 and $5.8 million, respectively, with corresponding effective tax rates of 1.4% and 5.5% during the three and nine months ended March 31, 2020.
See Note 6 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
Income from discontinued operations was $0.3 and $0.8 million during the three and nine months ended March 31, 2020, respectively, due to actuarial insurance reserve adjustments. Similar adjustments did not occur in the three and nine months ended March 31, 2021.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 13 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)

	(Dollars in millions)			(Dollars in millions)

Revenue
Product	13.1	15.3	(2.2)	41.1	45.3	(4.2)
Royalties and fees	23.5	8.7	14.8	61.4	66.1	(4.7)
Franchise rental income	31.3	31.8	(0.5)	95.9	96.9	(1.0)
Total franchise salons revenue (1)	$67.9	$55.8	$12.1	$198.3	$208.2	$(9.9)

Franchise same-store sales (2)	(19.3)%	(4.1)%		(27.6)%	(1.8)%

Operating income	$12.0	$11.2	$0.8	$28.7	$35.8	$(7.1)
Operating loss from TBG restructuring	—	(0.1)	0.1	—	(2.4)	2.4
Total operating income (1)	$12.0	$11.1	$0.9	$28.7	$33.4	$(4.7)
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

Franchise same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

SmartStyle	(18.1)%	(10.9)%	(25.8)%	(8.6)%
Supercuts	(21.5)	(3.3)	(29.4)	(0.9)
Portfolio Brands	(15.1)	(3.5)	(24.6)	(1.7)
Total	(19.3)%	(4.1)%	(27.6)%	(1.8)%

Franchise Salon Revenues
Franchise salon revenues increased $12.1 million during the three months ended March 31, 2021 and decreased $9.9 million during the nine months ended March 31, 2021. The increase in franchise salon revenue during the three months ended March 31, 2021 was primarily due to the refund of previously collected contributions to the cooperative advertising funds in the third quarter of fiscal year 2020. The decrease in franchise salon revenue during the nine months ended March 31, 2021 was primarily due to decreases in royalties and cooperative fund contributions due to the COVID-19 pandemic. During the twelve months ended March 31, 2021, franchisees constructed (net of relocations) and closed 31 and 359 Franchise-owned salons, respectively, and purchased (net of Company buybacks) 519 salons from the Company during the same period.
Franchise Salon Operating Income
During the three months ended March 31, 2021, franchise salon operations generated operating income of $12.0 million, an increase of $0.9 million compared to the prior comparable period. During the nine months ended March 31, 2021, franchise salon operations generated operating income of $28.7 million, a decrease of $4.7 million compared to the prior comparable period. The increase in the three months ended March 31, 2021 was primarily due to an increase in franchise fees due to the increase in salon count. The decrease in the nine months ended March 31, 2021 was primarily due to the decrease in royalties due to the COVID-19 pandemic.

Company-owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	Increase (Decrease) (1)	2021	2020	Increase (Decrease) (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$32.3	$97.9	$(65.6)	$117.6	$401.4	$(283.7)
Company-owned same-store sales	(28.8)%	(7.9)%		(33.8)%	(3.9)%
Operating loss	$(12.6)	$(50.7)	$38.0	$(50.7)	$(46.4)	$(4.4)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Company-owned same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

SmartStyle	(24.4)%	(9.0)%	(33.3)%	(3.8)%
Supercuts	(34.1)	(6.7)	(38.0)	(4.9)
Portfolio Brands	(28.4)	(6.5)	(32.4)	(3.5)
Total	(28.8)%	(7.9)%	(33.8)%	(3.9)%

Company-owned Salon Revenues
Company-owned salon revenues decreased $65.6 and $283.7 million during the three and nine months ended March 31, 2021, respectively, primarily due to the 2021 Net Salon Count Changes and a decline in sales as a result of the COVID-19 pandemic. Company-owned same-store sales decreased 28.8% and 33.8% during the three and nine months ended March 31, 2021, respectively, due primarily to decreases in same-store guest transactions.
Company-owned Salon Operating Loss
During the three months ended March 31, 2021, company-owned salon operating loss decreased $38.0 million to a loss of $12.6 million, and during the nine months ended March 31, 2021, company-owned salon operating loss increased $4.4 million to a loss of $50.7 million compared to the prior comparable period. The decrease in the loss during the three months ended March 31, 2021 was primarily due to the goodwill impairment of $40.2 million recorded in the third quarter of fiscal year 2020. The increase in the loss during the nine months ended March 31, 2021 was primarily due to the overall decline in margin related primarily to COVID-19 and a $5.3 million inventory reserve charge recorded in the third quarter of fiscal year 2021, partially offset by the goodwill impairment recorded in the third quarter of fiscal year 2020.
Corporate
Corporate Operating Loss
Corporate operating loss decreased $1.9 million during the three months ended March 31, 2021, primarily driven by lapping stock compensation benefits associated with a change in performance awards assumptions and executive departures in fiscal year 2020, as well as higher severance costs in fiscal year 2021. Corporate operating loss decreased $8.9 million during the nine months ended March 31, 2021, primarily driven by lower general and administrative salaries due to lower headcount and the cancellation of the traditional in-person franchise convention in fiscal year 2021.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salon assets to franchisees, and our borrowing agreements are our most significant sources of liquidity.
As of March 31, 2021, cash and cash equivalents were $34.5 million, with $32.0 and $2.5 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $295.0 million five-year revolving credit facility that expires in March 2023, of which $98.8 million was available as of March 31, 2021. The Company's liquidity, which includes the unused available balance under the credit facility and unrestricted cash and cash equivalents, totaled $133.3 million as of March 31, 2021. As of March 31, 2021, the revolving credit facility has a minimum liquidity covenant of $75.0 million (see Note 11 to the unaudited Condensed Consolidated Financial Statements). In accordance with the credit agreement, beginning with periods ending June 30, 2021, the Company’s minimum liquidity calculation will be adjusted related to certain net cash proceeds generated from historical venditions. The Company expects that as of June 30, 2021, after using the vendition proceeds adjustment, the minimum liquidity covenant will change such that the unused available balance under the credit facility and unrestricted cash and cash equivalents be in the range of $53-$55 million.
On February 3, 2021, the Company filed a $150 million shelf registration and $50 million prospectus supplement with the Securities and Exchange Commission under which it may offer and sell, from time to time, up to $50 million worth of its of its Class A common stock in “at-the-market offerings.” Net proceeds from sales of shares under the “at-the-market” program, if any, may be used to, among other things, fund working capital requirements, repay debt and support of our growth strategies. Such strategies may include positioning the Company for potential expansion through targeted industry acquisitions and alternatives to fund additional capital investment requirements related to potential partnership opportunities to facilitate continued growth of our proprietary technology, Opensalon® Pro. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. No shares have been issued under the shelf registration.
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

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2021, cash used in operating activities was $80.0 million. Cash used in operations increased due to lower revenues and margins, payments of $14.0 million to catch up on payables related to fiscal year 2020, and the CEO sign-on bonus of $2.5 million, partially offset by the elimination of certain general and administrative costs and a $0.8 million COVID-19 payroll relief payment from the Canadian government received in the third quarter of fiscal year 2021.
Cash Flows from Investing Activities
During the nine months ended March 31, 2021, cash used in investing activities of $0.9 million was primarily capital expenditures of $9.6 million, of which approximately $3.0 million was internally developed capitalized software, partially offset by proceeds from the sale of salon assets of $7.7 million.
Cash Flows from Financing Activities
During the nine months ended March 31, 2021, cash used in financing activities was $1.6 million compared to cash provided by financing activities of $152.1 million in the prior comparable period. In the nine months ended March 31, 2020, the Company borrowed a net $183.0 million and used $28.2 million to purchase common stock.
Financing Arrangements
See Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization (1)	Basis Point Increase (Decrease) (2)

March 31, 2021	78.2%	1,620
June 30, 2020	62.0%	3,520
_______________________________________________________________________________
(1)Debt includes long-term debt and financing liabilities. It excludes long-term lease liability as that liability is offset by the right of use asset.
(2)Represents the basis point change in debt to capitalization as compared to the prior fiscal year end (June 30, 2020 and June 30, 2019, respectively).
The 1,620 basis point increase in the debt to capitalization ratio as of March 31, 2021 as compared to June 30, 2020, was primarily due to the decreases in shareholders' equity as a result of the loss from operations, partially offset by the decrease in debt as a result of the derecognition of the Company's financing lease liability (see Note 11 to the unaudited Condensed Consolidated Financial Statements).
Share Repurchase Program
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2021, the Company did not repurchase any shares. As of March 31, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” These uncertainties include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, as well as the health and risk appetite of our stylists, customers and employees to return to the salon environment; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; Opensalon® Pro may not yield the intended results on timing and amounts due to the COVID-19 pandemic, efforts by our current third-party back office management system vendor to make it difficult for our franchisees to convert to our new company-owned system and the pending litigation with that third-party vendor; the impact of the COVID-19 pandemic on our key suppliers; the ability to address rent obligations incurred during the government-mandated hibernation of our salons related to the COVID-19 pandemic and the ability to obtain long-term rent concessions; the ability to operate or sell the salons transferred back from TBG; the outcome of the review by the administrator in TBG's insolvency proceedings in the United Kingdom; compliance with credit facility covenants and access to the existing revolving credit facility; our and our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; success of the sale of salons to franchisees; if our capital investments in technology do not achieve appropriate returns; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; the impact of recent actions by Walmart; marketing efforts to drive traffic to our franchisees' salons; changes in regulatory and statutory laws including increases in minimum wages; our ability to maintain and enhance the value of our brands; premature termination of agreements with our franchisees; reliance on information technology systems; reliance on external vendors; consumer shopping trends and changes in manufacturer distribution channels; competition within the personal hair care industry; continued ability to compete in our business markets; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; failure to standardize operating processes across brands; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; changes in economic conditions; changes in consumer tastes and fashion trends; failure at our distribution centers; exposure to uninsured or unidentified risks; reliance on our management team and other key personnel; new merchandising strategy or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Our existing point-of-sale system supplier has challenged the development of certain parts of our technology systems (See Note 7 to the Condensed Consolidated Financial Statements) and similar to certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, except for the revision to the thirty-third risk factor listed below and the addition of the last risk factor listed below.
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
We adopted a new merchandising strategy under which the Company will outsource product distribution to third-party distributors.
The Company is in the process of implementing our new merchandising strategy where we will exit the product distribution business and outsource distribution to third-party distributors.
Our success depends, in part, on our ability to rely upon third-party distributors to procure and deliver beauty products in quantities sufficient to meet the needs of our customers. Any material delay in the delivery of beauty products, and/or any reduction to, or material change in, the assortment of beauty products supplied to our salons could result in reduced retail sales and service offerings. In addition, disruptions and delays in the beauty supply chain, as a result of COVID-19 or otherwise, could adversely impact the third-party distributors’ abilities to meet our customer demands, which could negatively impact our business and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In May 2000, the Company’s Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2021, the Company did not repurchase any shares. As of March 31, 2021, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At March 31, 2021, $54.6 million remains outstanding under the approved stock repurchase program.
The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

1/1/21 - 1/31/21	—	$—	29,974,657	$54,573
2/1/21 - 2/28/21	—	—	29,974,657	54,573
3/1/21 - 3/31/21	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.  Exhibits

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2021, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)