Form 10-K
period 2021-06-30
REGIS CORP
filed 2021-08-26
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2020, was approximately $228,412,983. The registrant has no non-voting common equity.
As of August 19, 2021, the registrant had 35,806,265 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2021 meeting of shareholders (the "2021 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2021) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, including any adverse impact from the Delta variant; the impact of the COVID-19 pandemic on our key suppliers; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes and fashion trends; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; new merchandising strategy; our and our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; success of the sale of salons to franchisees; the ability to operate or sell the salons transferred back from TBG; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; Opensalon® Pro may not yield the intended results on timing and amounts; compliance with credit facility covenants and access to the existing revolving credit facility; ability to re-finance our existing credit facility or the ability to re-finance at a similar rate; if our capital investments in technology do not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2021

PART I

Item 1.    Business
General:
Regis Corporation franchises technology-enabled hairstyling and hair care salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2021, the Company franchised, owned or held ownership interests in 5,917 locations worldwide. The Company's locations consist of 5,563 franchised salons, 276 company-owned salons, and 78 locations in which we maintain a non-controlling ownership interest. Each of the Company's salon concepts generally offer similar salon products and services.
The major services supplied by the salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. Salons also sell a variety of hair care and other beauty products. We earn royalty revenue based on service and product sales at our franchise locations, earn revenue on product sold to franchisees, and earn revenue for services and products sold at our company-owned salons. Salons operate primarily under the trade names of SmartStyle, Supercuts, Cost Cutters, First Choice Haircutters and Roosters and they generally serve the value category within the industry. Salons are primarily located in strip center locations and Walmart Supercenters.
Financial information about our segments and geographic areas for fiscal years 2021, 2020, and 2019 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
In fiscal year 2021, we nearly completed our multi-year transformation to a technology-enabled, asset-light fully-franchised business. Since the transformation began, we have sold 4,671 salons to franchisees. As of June 30, 2021, 95.3% of our salons are owned by franchisees. Of the remaining 276 company-owned salons, approximately 130-150 will be sold in fiscal year 2022 with the remaining salons closed when the leases expire. Additionally, in fiscal year 2021, the Company closed 252 non-performing company-owned SmartStyle salons and 361 other underperforming company-owned salons. In fiscal years 2020 and 2019, the Company closed 250 and 133, respectively, underperforming salons at or near their lease end.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently-owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
In practically every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently-owned salons, department store salons located within malls, in-home hair services, booth rentals and blow dry bars. The Company also faces competition from other franchise organizations outside of the hair salon industry in attracting new franchisees.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, the ability to recruit franchisees, experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality and consistency of the guest experience, convenience, location and price. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.

Salon Franchising Program:
General.    We have various franchising programs supporting our 5,563 franchised salons as of June 30, 2021, consisting mainly of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters salons. We provide our franchisees with a comprehensive system of business training, stylist education, site approval, professional marketing, promotion, and advertising programs, and other forms of on-going support designed to help franchisees build successful businesses. Historically, we have signed the salon lease and then subleased the space to our franchisees. However, moving forward, for all new locations and most lease renewals, franchisees will sign the salon leases directly with the landlords. We have the right to approve salon leases.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control day-to-day franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company's franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees' employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees' employees' wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, and/or discipline and discharge.
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
Additional information regarding each of the major franchised brands is listed below:
Supercuts
Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. All new franchisees enter into development agreements, which give them the right to enter into a defined number of franchise agreements. These franchise agreements are site specific. The development agreement provides limited territorial protection for the stores developed under those franchise agreements. Older franchisees have grandfathered expansion rights, which allow them to develop stores outside of development agreements and provide them with greater territorial protections in their markets. The Company has a comprehensive impact policy that resolves potential conflicts among Supercuts franchisees and/or the Company's Supercuts locations regarding proposed store sites.
SmartStyle and Cost Cutters in Walmart Supercenters
The majority of existing SmartStyle and Cost Cutters franchise agreements for salons located in Walmart Supercenters have a five-year term with a five-year option to renew. The franchise agreements are site specific.
Cost Cutters (not located in Walmart Supercenters), First Choice Haircutters and Magicuts
The majority of existing Cost Cutters franchise agreements have a 15-year term with a 15-year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a ten-year term with a five-year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company, which provide limited territorial protection.
Roosters Men’s Grooming Center
Roosters franchise agreements have a ten-year term with a ten-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrent with the opening of their first store, along with a development agreement with the right to open two additional locations.

Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including: operations, management training, marketing fundamentals and controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides salon managers and stylists with technical training for franchisees.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, differentiating benefits and guest experience elements and comprehensive retail assortments, all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times are essential elements in delivering an efficient guest experience. Our mobile applications and online check-in capabilities, including check-ins directly from Facebook Messenger® and Google®, allow us to capitalize on our guests' desire for convenience. We continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic and managing guest wait times. Our salons are located in high-traffic strip centers and Walmart Supercenters, with guest parking and easy access, and are generally open seven days per week to offer guests a variety of convenient ways to fulfill their beauty needs.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $21 to $27. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control all pricing at their locations.
Salon Safety, Appearance and Atmosphere. Guest and stylist safety is our first priority and became even more important by the COVID-19 global pandemic. We have invested heavily in safety and personal protective equipment, ensuring social distancing in our salons and training employees on safety measures. Our salon repairs and maintenance program is designed to ensure we invest in salon cleanliness and safety, as well as in maintaining the normal operation of our company-owned salons. The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet.
Retail Assortments. Salons sell nationally recognized hair care and beauty products, as well as a complete assortment of corporate-owned brand products. Stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include: L'Oreal Professional Brands, Regis Private Label Brands such as Designline®, Prototype® and Blossom®, and Paul Mitchell. We also distribute our Regis Blossom, Prototype and Designline brands through distribution channels, including amazon.com and walmart.com, to supplement our existing in-salon sales and raise brand awareness.
Technology.  In fiscal year 2021, our proprietary back-office salon management system, Opensalon® Pro, became available to franchisees. Opensalon Pro gives us critical business information at the transaction level. We are building a robust business analytics platform and team that will use the data to transform the Company into a data-driven organization. This data will enable us to drive traffic into our salon, implement relevant promotions, and enhance our loyalty programs and product sales initiatives. Our mobile applications allow guests to view wait times and interact in other ways with salons.
Marketing. Our marketing is brand specific and funded primarily from contractual contributions, based on sales, to the brand's cooperative advertising funds.
Stylists
Our Company depends on its stylists to help deliver great guest experiences. We believe in the importance of the ongoing development of our stylists' craft. We aim to be an industry leader in stylist training, including the utilization of digital training that we enhanced significantly during fiscal years 2019 and 2020. Our stylists deliver a superior experience for our guests when they are well-trained technically and through years of experience. We employ trainers who provide new hire training for stylists joining the Company. We supplement internal training with targeted vendor training and external trainers that bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the operation of a salon and essential elements of guest service training within the context of brand positions. In response to the global COVID-19 pandemic, we have provided stylist training virtually with the benefits of maintaining social distancing, sanitization, personal protective equipment and other safety protocols.

Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that loving our franchisees, guests and stylists mandates a service-oriented mentality in supporting our franchisees' goals as well as our company-owned operations.
Organization. Salon Support and our associated priorities are aligned with our brands to enhance the effectiveness and efficiency of the service we provide.
Simplification. Our ongoing simplification efforts focus on aligning our cost structure with our transition to an asset-light franchise model and improving the way we plan and execute across our portfolio of brands. In fiscal year 2021, we completed a corporate reorganization based on a zero-based budgeting philosophy to ensure each employee was performing the "right work," each team was the "right size" based on resources and priorities and overall, have the "right structure" to succeed as a company. This exercise reduced salon support headcount in fiscal year 2021.
Location. In April 2020, we relocated Salon Support to a new location in Minneapolis, Minnesota. The new headquarters facilitates collaboration amongst our internal teams, supports our employee recruiting efforts, and enhances shareholder value. Due to the COVID-19 pandemic, the majority of our salon support employees worked from home in fiscal year 2021 and have recently returned to the office in a modified schedule.
Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. A description of the Company's salon concepts is listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located exclusively in Walmart Supercenters. SmartStyle has primarily a "walk-in" guest base with value pricing. The Company has 1,666 franchised and 91 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 2,386 franchised and 35 company-owned Supercuts locations throughout North America.
Portfolio Brands.   Portfolio Brands (formerly known as Signature Style) salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters, Roosters, Hair Masters, Cool Cuts for Kids, Style America, Famous Hair, Magicuts, Holiday Hair, Fiesta Salons, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 1,357 franchised and 107 company-owned Portfolio Brands locations throughout North America.
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

System-wide location counts

	June 30,
	2021	2020	2019

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores	1,666	1,317	615
Supercuts	2,386	2,508	2,340
Portfolio Brands (1)	1,357	1,217	766
Total North American salons	5,409	5,042	3,721
Total International salons (2)(3)	154	167	230
Total Franchise salons	5,563	5,209	3,951
as a percent of total Franchise and Company-owned salons	95.3%	76.1%	56.0%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	91	751	1,550
Supercuts	35	210	403
Portfolio Brands (1)	107	505	1,155
Mall-based (2)	43	166	—
Total Company-owned salons	276	1,632	3,108
as a percent of total Franchise and Company-owned salons	4.7%	23.9%	44.0%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	78	82	86

Grand Total, System-wide	5,917	6,923	7,145

Constructed locations (net relocations)

	Fiscal Years
	2021	2020	2019

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores	—	4	3
Supercuts	21	39	55
Portfolio Brands (1)	10	4	6
Total North American salons	31	47	64
Total International salons (2)(3)	1	—	1
Total Franchise salons	32	47	65

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Supercuts	4	9	9
Portfolio Brands (1)	—	6	1
Total Company-owned salons	4	15	10

Closed locations

	Fiscal Years
	2021	2020	2019

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores	(56)	(29)	(18)
Supercuts	(273)	(102)	(72)
Portfolio Brands (1)	(82)	(43)	(33)
Mall based (2)	—	—	(807)
Total North American salons	(411)	(174)	(930)
Total International salons (2)(3)	(14)	(63)	(33)
Total Franchise salons	(425)	(237)	(963)

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	(252)	(72)	(39)
Supercuts	(54)	(26)	(21)
Portfolio Brands (1)	(190)	(111)	(73)
Mall based (2)	(117)	(41)	—
Total Company-owned salons	(613)	(250)	(133)
Conversions (including net franchisee transactions) (4)

	Fiscal Years
	2021	2020	2019

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart stores	405	727	69
Supercuts	130	231	618
Portfolio Brands (1)	212	490	48
Total Franchise salons	747	1,448	735

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart stores	(408)	(727)	(71)
Supercuts	(125)	(176)	(513)
Portfolio Brands (1)	(208)	(545)	(151)
Mall based (2)	(6)	207	—
Total Company-owned salons	(747)	(1,241)	(735)
_______________________________________________________________________________
(1)Portfolio Brands was previously referred to as Signature Style.
(2)In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, and substantially all of its previous International segment, representing approximately 250 salons in the UK, to TBG. These salons were included in discontinued operations in fiscal years 2020 and 2019. On December 31, 2019, 207 mall-based salons were acquired from TBG and are included in continuing operations under the Company-owned segment from January 1, 2020. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion.
(3)Canadian and Puerto Rican salons are included in the North American salon totals.
(4)During fiscal years 2021, 2020, and 2019, the Company acquired 1, 27, and 32 salon locations, respectively, from franchisees. During fiscal years 2021, 2020, and 2019, the Company sold 748, 1,475, and 767 salon locations, respectively, to franchisees.

Affiliated Ownership Interest:
The Company maintains a non-controlling 55.1% ownership interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. We entered into an agreement to sell our stake in EEG to the controlling owner in fiscal year 2020 while enhancing our relationship in order to recruit stylists directly from the beauty school. The transaction is expected to close in fiscal year 2022 upon receipt of state approvals, at which time the Company expects to record an immaterial non-operating gain.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States. and in many foreign countries. The most recognized trademarks are "SmartStyle®", "Supercuts®", "Regis Salons®", "Cost Cutters®", "First Choice Haircutters®", "Roosters®" and "Magicuts®."
Human Capital Management:
Our Culture
The Company believes that being a brand citizen starts with putting your social values in the foreground, defining your purpose in the context of your core business, fostering trust among consumers, and acting with a sense of collective responsibility. In fiscal year 2021, the Company set out to develop a new vision that would allow it to become a model brand citizen. It started with stakeholder interviews with members of the Company's Board of Directors, its executive leadership team, corporate employees, franchisees, and stylists. Next, the Company facilitated a comprehensive review of brand citizen strategies in addition to primary and secondary research. As an outcome of this work, the Company defined its purpose as: Unleash the beauty of potential.
To build values reflective of this newly defined purpose, the Company assembled a cross-functional group of key leaders that represented its Board of Directors, departments throughout the Company, its franchisees, and its stylists, and all together, conducted a values workshop. As a result of this collaborative effort, the Company unveiled its values as:
Foster Trust.    Create powerful relationships by acting with empathy and integrity.
Create Community.    Connect and collaborate with all your partners. Share the challenges as much as you celebrate the wins.
Be Brave.    Dream big and courageously challenge the status quo.
Own It.    You are empowered. Take responsibility and own your role and your results.
Our People
As of June 30, 2021, the Company employed approximately 2,446 employees; 203 of whom served at its corporate headquarters in Minnesota, 28 of whom served at its product engineering headquarters in California, 183 of whom served at its distribution centers, 55 of whom provided artistic education to its hair care salons, and the remainder of whom served as field employees or at its company-owned salons.
Diversity and Inclusion
The Company believes diversity of thoughts, backgrounds, experiences, and ideas help it deliver a world-class system of technology-enabled hair salons. As of June 30, 2021, racial minorities consist of over 46% of the Company's U.S. workforce, which is summarized below.
•54% White
•13% Black or African American
•12% Hispanic or Latinx
•10% Asian
•3% American Indian or Alaska Native
•3% Native Hawaiian
•5% Two or more races
Also, 86% of the Company's entire workforce are women and 61% of the Company's leadership positions are held by women.

Families First
Nearly 100 years ago, the Company began as a family business and its support of families continues today. It offers up to 16 weeks of parental leave so that parents have time to focus on their newest family members. It also offers flexible work options, ranging from occasional work at home to full-time telecommuting. Additionally, the Company offers flexible paid time off, which allows employees to control their time away from work based on individual needs, not years of service. The Company also observes 13 U.S. holidays, including Martin Luther King Jr. Day (MLK Day of Service) and Good Friday, which were added in fiscal year 2021.
Other Compensation and Benefits
The Company also takes care of its people by offering competitive compensation and benefits packages that meet the needs of its employees and their families, including short- and long-term incentive packages, an employee stock purchase plan, retirement plans, health, dental, and vision benefits, basic life insurance, long-term disability coverage, and wellness and employee assistance programs. The Company analyzes market trends and monitors its own compensation practices to attract, retain, and promote employees and reduce turnover and associated costs. In addition, its short- and long-term incentive plans are aligned with its core values and key business objectives, which are intended to motivate strong performance.
Corporate Responsibility
The Company will not do business with organizations that employ or condone unfair labor practices. Instead, it partners with companies who share its commitment to ethical business conduct and fair labor practices. The Company also specifically condemns human trafficking and abuse of child labor.

Information About Our Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

Felipe Athayde	42	President and Chief Executive Officer
Matthew Doctor	34	Executive Vice President and Chief Strategy Officer
Chad Kapadia	52	Executive Vice President and Chief Technology Officer
Jim Lain	57	President, SmartStyle and Portfolio Brands
Amanda Rusin	39	Executive Vice President, General Counsel
Shawn Thompson	38	President, Supercuts
Kersten Zupfer	46	Executive Vice President and Chief Financial Officer
Felipe Athayde was appointed President and Chief Executive Officer in October 2020. Prior to joining the Company, he served as President, Americas of Popeyes Louisiana Kitchen, owned by Restaurant Brands International, a multinational quick-service restaurant holding company, between March 2019 and September 2020. Mr. Athayde has held various positions with Restaurant Brands International between 2011 and 2020, including President, Latin America and Caribbean for Burger King, and President, U.S. for Tim Hortons.
Matthew Doctor was appointed Executive Vice President and Chief Strategy Officer in February 2021. Prior to joining the Company, he was Chief Financial Officer of Kava Restaurants LLC, a Tim Horton's franchisee. Earlier in his career, Mr. Doctor worked in business development at Restaurant Brands International and was in investment banking with J.P. Morgan.
Chad Kapadia was appointed to Executive Vice President and Chief Technology Officer in June 2018. Before joining the Company, he served as Head of Engineering at Target Corporation's New Ventures and Accelerators. Prior to Target Corporation, Mr. Kapadia served in technology positions of increasing responsibility, including Chief Technology Officer and Product Head at Swissclear Global, Inc. and as an Engineering Leader and founding member of Netflix, Inc.'s Content Platform Engineering and Media Pipeline.
Jim Lain was appointed as President of Portfolio Brands in December 2020 and President of SmartStyle in June 2021. Previously, he served as Executive Vice President and Chief Operating Officer since November 2013. Before joining the Company, Mr. Lain served as Vice President at Gap, Inc. from August 2006 to November 2013.
Amanda Rusin was appointed as Executive Vice President, General Counsel and Corporate Secretary in November 2020 and previously served as Senior Vice President, General Counsel and Corporate Secretary since January 2018. Before joining the Company, Ms. Rusin served as Assistant General Counsel at Polaris Industries, Inc. from September 2015 to December 2017 and Senior Attorney at Polaris Industries, Inc. from June 2014 to September 2015. Before joining Polaris Industries, Inc she served as Commercial Director at Cargill, Incorporated from August 2013 to May 2014 and Attorney at Cargill, Incorporated from June 2008 to August 2013.
Shawn Thompson was appointed as President of Supercuts in December 2020. Before joining the Company, Mr. Thompson served as President, U.S. for Tim Hortons and Head of Global operations for Restaurant Brands International.
Kersten Zupfer was appointed to Executive Vice President and Chief Financial Officer in November 2019. For more than 13 years before her promotion to Chief Financial Officer, Ms. Zupfer served in accounting and finance roles of increasing leadership at the Company. Ms. Zupfer served as Senior Vice President and Chief Accounting Officer since November 2017, prior to which she served as Vice President, Corporate Controller and Chief Accounting Officer since December 2014.

Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its beauty-related business, including health and safety. During the third and fourth fiscal quarters of fiscal years 2020 and 2021, state and local governments temporarily mandated the closure of some of our franchise and company-owned salons in the response to the COVID-19 global pandemic. These government-mandated closures have and may continue throughout the pandemic. We monitor state and local regulations carefully to ensure the safety or our stylists and guests.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of a disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in where registration is required. State laws that regulate the franchisee/franchisor relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
In Canada, the Company's franchise operations are subject to franchise laws and regulations in the provinces of Ontario, Alberta, Manitoba, New Brunswick, Prince Edward Island and British Columbia. The offering of franchises in Canada occurs by way of a disclosure document, which contains certain disclosures required by the applicable provincial laws. The provincial franchise laws and regulations primarily focus on disclosure requirements, although each requires certain relationship requirements, such as a duty of fair dealing and the right of franchisees to associate and organize with other franchisees.
The Company believes it is operating in substantial compliance with applicable laws and regulations governing all of its operations.
The Company maintains an ownership interest in Empire Education Group. Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education's Title IV Higher Education Act of 1965. For the students to receive financial assistance at the schools, the beauty schools must maintain eligibility requirements established by the U.S. Department of Education. In 2020, the Company signed an agreement to sell our ownership interest in EEG to the other owner. The transaction is expected to close in fiscal year 2022 after receipt of state ownership transfer approvals.
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
Financial and other information can be accessed in the Investor Relations section of the Company's website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.    Risk Factors
Business and Industry Risks
The impact of the COVID-19 pandemic, including the Delta variant, and the measures implemented to contain the spread of the virus have had, and may continue to have, a material adverse impact on our business and results of operations.
Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. COVID-19 has had, and may continue to have, an adverse impact on our operations. The pandemic may affect the health and welfare of our stylist community, customers, franchise partners or headquarters personnel. As of the date of this filing, our salons across essentially all geographies are allowed to be open; however, states may again decide to require the closure of salons as the level of COVID-19 positive cases continues to fluctuate, as we have already seen in Canada. Each time we are required to close and re-open salons, we will continue to experience the risks and business impacts described here, and further requirements to again close salons or limit and/or modify services or operations may exacerbate these impacts.
The continuing uncertainty surrounding COVID-19, including the changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto, makes it more challenging for our management to estimate the future performance of our business and to develop strategies to resume and/or continue operations, to generate growth, or to achieve our initial objectives for fiscal year 2022.
In addition, some of our franchisees, many of whom were in the early stages of developing their businesses prior to the onset of the pandemic, have chosen, or may choose, not to resume operation of their salons and/or are facing challenges rehiring employees, reestablishing operations with their landlords and other vendors, and attracting customers back to their salons. As a result, many of our franchisees requested reductions or other modifications to their royalty payments or other amounts due to us, which may be critical to their ability to reestablish operations, and they may simply be unable or unwilling to make lease, royalty or other payments to us and may be unable to continue to operate or may need to close their salons. The removal or reduction of these payments, including the added expense associated with closed locations where we may have residual lease liability, has continued, and is expected to continue, to adversely impact our revenues and cash flows. Customers and employees have been cautious about returning to personal service providers, and we and our franchisees are incurring substantial additional costs to ensure the safety of our employees and customers. Furthermore, as a result of the pandemic, many of our customers have themselves experienced adverse financial impacts, including loss of disposable income, which may limit their spending on personal care, including purchasing of beauty products, or have identified other means for hair care. The trend of increased remote work and utilization of advanced video-conferencing technology has led to a less-formal work environment, which could impact the frequency of our hair care services. In addition, COVID-19 may cause additional workers' compensation claims and customer claims associated with the pandemic. Regarding support for our franchisees, the pandemic could impact workers at our headquarters and/or compromise the performance of our technology center in Fremont, California.
As a result, COVID-19 has negatively affected, and may continue to negatively affect, our revenue, increase the cost of salon operations, increase our investment in safety equipment and potentially expose us to additional liability, the combination of which will reduce our profitability, including the profitability of our franchisees. In addition, we retain a residual real estate lease liability of $603.4 million for company-owned and nearly all franchise salons. The combination of the revenue reduction, obligations we ultimately owe to landlords, and other costs both related and unrelated to COVID-19 could significantly reduce or exhaust our available liquidity over time and limit our ability to access liquidity sources.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic, but we currently anticipate a material adverse impact on our financial position and results of operations. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable. Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors, can be difficult to predict.
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

COVID-19 may impact the operations of our key suppliers, including our merchandise, personal protective equipment (PPE) and technology suppliers.
We depend upon the support of a small number of critical suppliers, including our merchandise, PPE, and technology providers, such as our third-party point-of-sale system supplier. We have experienced limited disruption in operations from these suppliers. The continuing impacts of the global COVID-19 pandemic and the transition to two new merchandising distributors may pose additional disruptions in our supply chain or in the availability of products and services, or could increase the prices we pay to our suppliers, which could result in a material impact to our own operations.
Consumer shopping trends and changes in manufacturer choice of distribution channels may negatively affect both service and product revenues.
Our salons are partly dependent on the volume of traffic around their locations in order to generate both service and product revenues. Customer traffic may be adversely affected by changing consumer shopping trends that favor alternative shopping locations, such as the internet. In recent years, we have experienced substantial declines in traffic in some shopping malls and traffic patterns at those salons affect our potential product sales revenues and impact the health of our brands.
In addition, we are experiencing a proliferation of alternative channels of distribution, such as blow dry bars, booth rental facilities, discount brick-and-mortar and online professional products retailers, as well as manufacturers selling direct to consumers online, which may negatively affect our product and service revenue. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us with little advance notice. These trends could reduce the volume of traffic around our salons, and in turn, our revenues may be adversely affected.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.
With 5,917 locations and approximately 2,446 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we or our franchisees employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company.

We are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have an adverse effect on our business, financial condition and revenues.
In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretations, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities or a prohibition on the operation of our salons.
A number of U.S. states, Canadian provinces, and municipalities in which we do business with have recently increased, or are considering increasing, the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages and overtime pay result in an increase in our costs, and our ability to offset these increases through price increases may be limited. In fact, increases in minimum wages have increased our costs over the last five years. In addition, a growing number of states, provinces and municipalities have passed, or are considering passing, requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee's shift as it nears), and other requirements that increase the administrative complexity of managing our workforce. Finally, changes in labor laws, such as recent legislation in Ontario and Alberta that was designed to facilitate union organizing, could increase the likelihood of some of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it would have an adverse effect on our business and financial results.
Increases in minimum wages, administrative requirements and unionization could also have an adverse effect on the performance of our franchisees, especially if the National Labor Relations Board (NLRB) treats our franchisees as "joint employers" with us or if our franchisees are classified as large employers under minimum wage statutes because of their affiliations with us. In addition, we must comply with state employment laws, including the California Labor Code, which has stringent requirements and penalties for non-compliance.
Various state and federal laws govern our relationships with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability or other theories or liabilities. All such legal actions could not only result in changes to laws and interpretations, which could make it more difficult to appropriately support our franchisees and, consequently, impact our performance, but could also result in expensive litigation with our franchisees, third parties or government agencies, which could adversely affect both our profits and our important relationships with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or to the franchisee/franchisor relationship that could negatively impact the franchise business model and, accordingly, our profits.
In addition to employment and franchise laws, we are also subject to a wide range of federal, state, provincial and local laws and regulations in the jurisdictions in which we operate, including those affecting public companies, product manufacturing and sale and those governing the franchisee/franchisor relationship. Compliance with new, complex, and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition and results of operations.
Changes in the general economic environment may impact our business and results of operations.
Changes to the U.S., Canadian and U.K.'s economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders and other casualty events that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns may impact our revenue.
Our success depends, in part, on our ability to anticipate, gauge and react in a timely manner to changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns. If we do not timely identify and properly respond to evolving trends and changing consumer demands for hair care or services, our sales may decline. As a result of the global COVID-19 pandemic, there has been an increase in remote work and schooling, which reduces traffic in downtowns, city centers, and other business districts where our salons are located and reduces our revenue. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are lower than normal prices, which could adversely impact our margins and could further adversely impact our business, financial condition and results of operations.

Operating Risks
To date we have been successful in selling our company-owned salons to franchise owners and we are re-engineering our corporate and field infrastructure to support a fully-franchised portfolio, which involves risks to our financial condition and results of operations in both our company-owned and franchise portfolios.
We have been successful in selling our company-owned salons to franchise owners and, as a result, our inability to re-engineer the infrastructure and reduce our costs in time and in amounts necessary to effectively support a fully-franchised salon portfolio may reduce the anticipated economic benefit of the transformation in the near term.
We are now substantially dependent on franchise royalties and the overall success of our franchisees' salons. It customarily takes new franchisees time to develop their salons and increase their sales. Further, a number of our historically successful and more experienced franchisees are onboarding new salon operations or recovering from the impacts of COVID-19. This could adversely impact our revenue and profitability during this next stage of our transformation. In order to support and enhance our franchisees' businesses, we may need to invest in certain unanticipated new capabilities and/or services and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, our transition to a fully-franchised model may expose us to additional legal, compliance and operational risks specific to this different business model, including the business failure of unproven new salon owners.
We are moving away from our wholesale distribution model to third-party preferred supplier arrangements.
We are exiting the wholesale distribution model and have entered into preferred supplier agreements with two suppliers. This change will reduce our future revenue and we may incur significant costs related to the transition. In addition, if our new suppliers are unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, economic instability and other impactful events and circumstances in the regions in which our suppliers and their manufacturers are located (such as in the ongoing COVID-19 pandemic), the financial instability of our suppliers, our suppliers' failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our suppliers and their manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the areas in which they are located are beyond our control.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is strongly dependent upon the stylists who serve our guests and the customer experience in our salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is typically highly competitive. In addition, labor shortages, increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In most markets, we and our franchisees have experienced a shortage of qualified stylists or a reduction in the hours stylist will work. Offering competitive wages, benefits, education, and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues, and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. In addition, we have observed that some stylists are not comfortable coming back to the salon environment during the COVID-19 pandemic and the enhanced unemployment amounts provided by the federal government during the COVID-19 pandemic, in some cases, decreases stylists' incentive to come back to work or return to their full workload. If our salons are not successful in attracting, training and retaining stylists or in staffing salons, our same-store sales or the performance of our franchise business could experience periods of volatility or sales could decline and our results of operations could be adversely affected.

Our continued success depends in part on the success of our franchisees, which operate independently.
As of June 30, 2021, approximately 95.3% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
We have limited control over how our franchisees' businesses are operated. Though we have established operational standards and guidelines, franchisees own, operate, and oversee the daily operations of their salon, including employee-related matters and pricing. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed, and our financial results could be affected. We could experience greater risks as the scale of our franchised salons increases. Further, some franchise owners may not successfully execute the rebranding and/or turnaround of under-performing salons that we have transferred to them, particularly in the post-COVID environment.
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets and business operations due to public health issues, including pandemics, severe weather and other external events. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially because many of them are small businesses with much more limited access to financing than our Company, by the limited supply of favorable real estate for new salon locations, or by government-mandated restrictions on salon operations due to COVID-19 or other pandemics. They may also experience financial distress as a result of over-leveraging, which could negatively affect our operating results due to delayed or non-payments to us. The bankruptcy, default, abandonment, or other default or breach by or of a franchisee could also expose us to liability under leases, which are generally sub-leased by us to our franchisees.
A deterioration in the financial results of our franchisees, a failure of our franchisees to renew their franchise agreements or closure of locations could adversely affect our operating results through decreased royalty payments and fees. We also must continue to attract qualified franchisees and work with them to make their businesses successful.
In addition, challenges in supporting our expanding franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.
Our business is dependent on franchisees continuing to operate. If a franchisee exits the franchise system, we need to recruit an existing or new franchisee to run that salon location or our salon count would decline and our revenues would decline. A decline in salon count could also reduce the value of our brands. Additionally, we are dependent on our franchisees to grow their business in order for our business to grow. However, franchisees may not have access to capital, labor, etc., to support their growth.

We may face challenges operating the salons that TBG transferred back to us, and our inability to operate them successfully, close them, or transfer these salons to new ownership could adversely affect our business, financial condition, results of operations and cash flows.
On December 31, 2019, we re-acquired certain assets that were used in the operation of the mall-based salon business in the United States and Canada for which we had residual real estate lease liability from our original sale of the salons to TBG. The transfer was consummated in connection with an assignment for the benefit of creditors by TBG. The assets acquired in connection with the salon reacquisition are, in the aggregate, unprofitable and the total lease liability related to the salons is approximately $9 million as of June 30, 2021. We are attempting to renegotiate these lease obligations and re-franchise certain salons; however, the outcome of those negotiations is currently uncertain. In addition to the salons, we assumed limited liabilities for certain employee benefit-related payments. In connection with the reacquisition of the salons, we also terminated certain other agreements with TBG for which we had already recorded a full reserve against the promissory notes evidencing TBG's obligations to us.
While we believe the salons transferred back to us have been able to continue operations without any significant disruptions so far, except for the impacts arising out of COVID-19, these salons have experienced significant changes in recent years. As a result, there is a risk of increased levels of employee attrition, customer losses, and supplier interruption. A loss of key personnel or material erosion of the employee base, particularly our stylists, as well as fruition of other risks could adversely affect our results of operations and could diminish the value of the salons in any future transfer of the ownership of these salons to new ownership as part of our continued commitment to converting to a fully-franchised model. If we are not able to successfully operate these salons, we may not be able to generate sufficient revenue to cover the lease liabilities for these salons. As a result, we may be compelled to close certain salons or sell the assets at depressed values. In the meantime, we expect that our operation of these salons may adversely impact our results of operations. Our inability to successfully operate the salons or transfer them to new stable ownership, could adversely affect our business, financial condition, results of operations and cash flows.
Data security and data privacy compliance requirements could increase our costs, and cybersecurity incidents could result in the compromise of potentially sensitive information about our guests, franchisees, employees, vendors or Company and expose us to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The normal operations of our business and our investments in technology involve processing, transmitting and storing potentially sensitive personal information about our guests, employees, franchisees, vendors and our Company, all of which require the appropriate and secure utilization of such information and subjects us to increased focus regarding our data security compliance. Cyber-attacks, including ransomware, designed to gain access to sensitive information by breaching mission critical systems of large organizations (and their third-party vendors) are constantly evolving and high-profile electronic security breaches leading to unauthorized release of sensitive information have occurred at a number of large U.S. companies in recent years. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. We will continue our efforts to meet any applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. We rely on commercially available systems, software, and tools to provide security for processing, transmitting, and storing of sensitive information. As this risk of cyber-attacks increases, our related insurance premiums may also increase. Despite the security measures and processes we have in place, our efforts (and those of our third-party vendors), to protect sensitive guest, employee, franchisee, vendor, and Company information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence. Such events could also lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could potentially subject us to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages. The costs to remediate security incidents or breaches that may occur could be material. Also, as cyber criminals become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Furthermore, while our franchisees are independently responsible for data security at their franchised salon locations, a security incident or breach at a franchised salon location could negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.

Our ability to franchise our company-owned SmartStyle salons and successfully operate this business is dependent on our relationship with Walmart.
As of June 30, 2021, we had 1,757 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord, and we believe we are Walmart's largest tenant. Our business within each of those 1,757 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties, to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period, and to terminate the lease if the Walmart store is closed. In fiscal year 2017, we began franchising SmartStyle salons. Future franchising activity will require, and be limited, by the approval of Walmart on a location-by-location basis. Walmart may not give its approval to franchise some or all of our company-owned salons. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart.
Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic with advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are developing our marketing and advertising strategies, including national and local campaigns, to build awareness, drive interest, consideration and traffic to our salons. We are also focusing on improving guest experiences to provide brand differentiation and preference as well as ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our company-owned and franchise-owned salons, our business, financial condition, and results of operations may be adversely affected. Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are developing our marketing and advertising strategies, including national and local campaigns, to build awareness and drive interest, consideration and traffic to our salons. We are also focusing on improving guest experiences to provide brand differentiation and preference, and to ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition, and results of operations may be adversely affected.
Our success depends substantially on the value of our brands.
Our success depends, in large part, on our ability to maintain and enhance the value of our brands, our customers' connection to our brands and a positive relationship with our franchisees. Declining franchisee revenue reduces the advertising funds available to invest in the brands and a decline in the Company's investment in its brands could reduce brand awareness and the overall value of our brands. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity, including via social media or if they result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees' business. Other incidents may arise from events that may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise, litigation and claims, security breaches or other fraudulent activities associated with our back-office management or payment systems, and illegal activity targeted at us or others. Consumer demand for our products and services and our brands' value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services. This could result in lower sales and, ultimately, lower royalty income, which could materially and adversely affect our business and operating results.

We rely heavily on our information technology systems for our key business processes. If we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches and natural disasters. In addition, some of our management information systems are currently developed and maintained by external vendors, and some are outdated or limited functionality exists that are not owned by us or not exclusively provided by us. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Also, any such conduct with respect to our franchisees could also result in litigation.
We rely on external vendors for products and services critical to our operations.
We rely on external vendors for the manufacture, supply and distribution of our owned brand products, other retail products we sell, and products we use during salon services, such as color and chemical treatments. We also rely on external vendors for various services critical to our operations and the security of certain Company data. Our dependence upon vendors exposes us to operational, reputational, financial and compliance risk.
If our product offerings do not meet our guests' expectations regarding safety and quality, we could experience lost sales, increased costs, and exposure to legal and reputational risk. All our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products and packages we buy, for either use on a guest during a service or resale to the public, comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns or mislabeling could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities.
Our vendors are also responsible for the security of certain Company data, as discussed above. If one of our key vendors becomes unable to continue to provide products and services, or their systems fail, or are compromised or the quality of their systems deteriorate, we may suffer operational difficulties and financial loss.
The use of social media may have an adverse effect on our reputation.
Our reputation is critical to our ability to compete and succeed. However, our reputation may be damaged by negative publicity on social media or other channels regarding the quality of products or services we provide. There has been a substantial increase in the use of social media platforms, which allow individuals to be heard by a broad audience of consumers and other interested persons. Negative or false commentary regarding us or the products or services we offer may be posted on social media platforms at any time. Customers value readily available information and may act on information without further investigation or regard to its accuracy. The harm to our reputation may be immediate, without affording us an opportunity for redress or correction. Our reputation may also be damaged by factors that are mostly or entirely out of our control, including actions by a franchisee or a franchisee's employee.
We also use social media platforms as marketing tools. As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction, to abide by applicable laws and regulations in the use of these platforms could adversely affect our business, financial condition and revenues.
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
We maintain an enterprise risk management program that is designed to identify, assess, mitigate and monitor the risks that we face. There can be no assurance that our frameworks or models for assessing and managing known risks, compliance with applicable laws and related controls will effectively mitigate risk and limit losses in all market environments or against all types of risk in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs, the performance and value of our business could be adversely affected.
Insurance and other traditional risk-shifting tools may be held by, or made available to, us in order to manage certain types of risks, but they are subject to terms such as deductibles, retentions, limits and policy exclusions, as well as risk of denial of coverage, default or insolvency. If we suffer unexpected or uncovered losses, or if any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered or that exceed our coverage limits and could adversely impact our results of operations, cash flows and financial position.
The franchise agreements require each franchisee to maintain specified insurance coverages and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee's ability to satisfy its obligations under its franchise agreement, including its ability to make royalty payments.
Financial and Economic Risks
We have made significant investments in company-owned technology, including point-of-sale and salon management system that may not yield results on the timing or amounts we expect.
Investments made in company-owned technology, including our internally developed point-of-sale and salon management system, Opensalon® Pro, may not yield the profitable results in the timeframe or in amounts that we anticipate. This new system also increases our susceptibility to data breaches, which could erode franchisee trust and materially impact the business. We expect to make the technology a required brand standard in all of our franchise-owned salons, which may result in litigation from our franchisees. Additionally, we entered into a transition services arrangement with our former point-of-sale and salon management system supplier to facilitate the transition of our remaining salons to Opensalon Pro. If the supplier is unable to perform or the transition is delayed, our results may be adversely impacted.
If we fail to comply with any of the covenants in our existing financing arrangement, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.
If we fail to comply with our existing financing arrangements, such a failure may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. COVID-19 or other significant business disruptions could ultimately impair our ability to comply with the liquidity covenant, which could preclude our ability to access our credit facility or accelerate our debt repayment obligation, which is secured by a lien on substantially all of the Company's assets.
Our existing credit facility expires in March 2023 and we may not be able to re-finance or re-finance at a similar rate.
In March 2023, our existing debt is due and management expects to re-finance the debt prior to the expiration date. Uncertainty in the business, including the impact of COVID-19, may reduce our borrowing options and increase the interest rate. An increase to the rate or a decrease to the facility may impact our ability to achieve our strategic objectives and may materially impact our operations. Additionally, the Company may need to look to other sources of financing, including using the Company's At-The-Market (ATM) offering. Use of the ATM or other equity offerings may be dilutive to shareholders.

If our capital investments in developing new technology-enabled capabilities and improving current technology infrastructure do not achieve appropriate returns, our financial condition and results of operations may be adversely affected.
We are currently making, and expect to continue to make, strategic investments in technology to improve guest experiences and improve our back-office systems, including without limitation, our Opensalon mobile application and platform that we launched in 2019 and our Opensalon Pro salon management system that we launched in August 2020. These investments might not provide the anticipated benefits or desired return and could expose us to additional legal and compliance risks. Furthermore, some of our technology capabilities and developments involve third-party partnerships that we are dependent on. If these partnerships are unsuccessful, the technology-enabled capabilities may not fully achieve their anticipated returns. In addition, if we are unable to successfully protect any intellectual property rights resulting from our investments, the value received from those investments may be eroded, which could adversely affect our financial condition. Among other things, targeting the wrong investment opportunities, failing to successfully meet our strategic objectives when making the correct investments, being unable to make new concepts scalable or achieving appropriate market or franchisee adoption, and/or making an investment commitment significantly above or below our needs could adversely affect our financial condition and results of operations.
Premature termination of franchise agreements can cause losses.
Our franchise agreements may be subject to premature termination in certain circumstances, such as failure of a franchisee to cure a default, monetary or otherwise, a franchisee bankruptcy, voluntary termination, or abandonment of the franchise. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which could cause us to incur significant legal fees and expenses and/or to take back and operate such salons as company-owned salons. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the franchise agreement. In addition, with many of our brands, we remain liable under the lease and, therefore, will be obligated to pay rent or enter into a settlement with the landlord, and we may not be made whole by the franchisee. A significant loss of franchisee agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
Empire Education Group may be unsuccessful, which could adversely affect our financial results.
In 2020, we entered into an agreement to sell to the other owner our 55% ownership stake in Empire Education Group (EEG), an operator of accredited cosmetology schools. The transaction is subject to regulatory approval before it can close, and there is no guarantee that the regulatory approval will occur, which has been delayed, in part, due to COVID-19. Due to poor financial performance of EEG, we fully impaired the investment in prior years. If the transaction does not close as anticipated and EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this investment. The transaction is expected to close in fiscal year 2022, at which time we expect to record an immaterial non-operating gain.
Failure to control costs may adversely affect our operating results.
We must continue to control our expense structure. Failure to manage our cost of product, labor and benefit rates, advertising and marketing expenses, operating lease costs, other store expenses, or indirect spending could delay or prevent us from achieving increased profitability or otherwise adversely affect our operating results.
If we are not able to successfully compete in our business markets, our financial results may be affected.
Competition on a market-by-market basis remains challenging as many smaller chain competitors are franchise systems with local operating strength in certain markets and the hair salon industry, as a whole, is fragmented and highly competitive for customers, stylists and prime locations. Therefore, our ability to attract guests, raise prices and secure suitable locations in certain markets can be adversely impacted by this competition. Our strategies for competing are complicated by the fact that we have multiple brands in multiple segments, which compete on different factors. We also face significant competition for prime real estate, particularly in strip malls. We compete for lease locations not only with other hair salons, but with a wide variety of businesses looking for similar square footage and high-quality locations. If we are unable to successfully compete, we may lose market share and our ability to grow same-store sales and increase our revenue and earnings may be impaired.

Corporate Structure and Governance Risks
We rely on our management team and other key personnel.
We depend on the skills, working relationships and continued services of key personnel, including our management team and others throughout our Company. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. We may be required to increase wages and/or benefits to attract and retain qualified personnel or risk considerable turnover. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results and prevent or detect material misstatement due to fraud, which could reduce investor confidence and adversely affect the value of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline or have other potential adverse consequences.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in determining our tax provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to the examination of our income tax returns, payroll taxes and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes and payroll tax accruals. There can be no assurances as to the outcome of these examinations. Although we believe our tax estimates are reasonable, the final determination of tax audits, and any related litigation, could be materially different from our historical tax provisions and employment taxes. The results of an audit or litigation could have a material effect on our Consolidated Financial Statements in the period or periods where that determination is made. Also, in the future, our effective income tax rate could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws or the outcome of income examinations.
Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings or claims, including possible fines and penalties, could have an adverse effect on our business and any loss contingency accruals may be inadequate to cover actual losses.
From time-to-time in the ordinary course of our business operations, we are subject to litigation, including potential class action and single-plaintiff litigation, arbitration and other legal or regulatory proceedings or claims. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could require significant time commitments from our management team and result in substantial costs and diversion of our resources, which may cause an adverse effect on our business, financial condition and revenues. We establish accruals for potential liabilities arising from litigation and other legal or regulatory proceedings or claims when potential liabilities are probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings as well as claims could adversely affect our business, financial condition or revenues.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company signed a ten-year lease for its corporate headquarters in Minneapolis, Minnesota in March 2019 and moved into the headquarters in April 2020. The leases expires in 2030. The Company also operates an office in Fremont, California under a long-term lease that ends in 2029.
In fiscal year 2019, the Company sold its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed long-term leases to continue to operate in the locations. The Chattanooga facility utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. As part of the Company's transition away from wholesale distribution, the Company plans to exit both facilities by December 31, 2021. In fiscal year 2022, we signed agreements to sublease the facilities in the short-term before a full lease novation in fiscal years 2023 and 2024.
The Company also leases the premises in which approximately 91% of our franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company, negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant.
The Company operates all of its company-owned salons under lease agreements. Salons operating within strip centers, malls and Walmart have leases with original terms of at least five years, generally with the ability to renew at the Company's option, for one or more additional five-year periods.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities
Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS." As of August 19, 2021, Regis had approximately 1,100 shareholders of record. The closing stock price was $6.67 per share on August 19, 2021.
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
The Peer Group consists of the following companies: The Franchise Group, Brinker International, Inc., Cracker Barrel Old Country Store, Dine Brands Global, Inc., Fossil Group, Inc., Jack in the Box, Inc., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, Winmark Corporation, The Cheesecake Factory, Inc. and Ulta Beauty, Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues and market capitalization and are in the franchise industry, beauty industry, or other industries where guest service, multi-unit expansion or franchise play a part in the determination of the Peer Group. Information regarding executive compensation will be set forth in the 2021 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2016 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 30, 2021

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2016
2017
2018
2019
2020
2021
Regis
S & P 500 Index - Total Returns
S & P Midcap 400 Index
Dow Jones Consumer Services Index
Peer Group

	June 30,
	2016	2017	2018	2019	2020	2021

Regis	$100.00	$82.49	$132.85	$133.33	$65.70	$75.18
S & P 500	100.00	117.90	134.84	148.89	160.06	225.36
S & P 400 Midcap	100.00	118.57	134.58	136.41	127.28	195.03
Dow Jones Consumer Services Index	100.00	115.98	138.67	157.87	169.05	233.90
Peer Group	100.00	103.63	101.39	118.71	85.44	150.07

In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million shares remained outstanding under the approved stock repurchase program.
The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2021	2020	2019

Repurchased Shares	—	1,504,000	8,605,430
Average Price (per share)	$—	$17.50	$17.94
Price range (per share)	$—	$16.25 - $18.49	$15.29 - $19.75
Total	$—	$26.4 million	$154.4 million
The following table shows the stock repurchase activity by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

4/1/21 - 4/30/21	—	$—	29,974,657	$54,573
5/1/21 - 5/31/21	—	—	29,974,657	54,573
6/1/21 - 6/30/21	—	—	29,974,657	54,573
Total	—	$—	29,974,657	$54,573

Item 6.    Selected Financial Data
Omitted at registrant's option.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.
BUSINESS DESCRIPTION
Regis Corporation (RGS) franchises, owns and operates beauty salons. As of June 30, 2021, the Company franchised, owned or held ownership interests in 5,917 locations worldwide. Our locations consisted of 5,839 system-wide North American and International salons, and in 78 locations where we maintain a non-controlling ownership interest. Each of the Company's salon concepts generally offer similar salon products and services. As of June 30, 2021, we had approximately 2,446 corporate employees worldwide. See discussion within Part I, Item 1.
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 company-owned salons, and substantially all of its International segment, representing approximately 250 company-owned salons, to TBG. In the second quarter of fiscal year 2020, TBG transferred 207 of its North American salons to the Company. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K, as the results of operations for the mall-based business and International segment are accounted for as discontinued operations for all periods presented. The overall goal of the TBG transaction was to reduce the Company's exposure to the mall-based lease obligations. As of June 30, 2021, we have 43 TBG salons and remaining lease liability of $9 million.
As part of the Company's strategic transition to a fully-franchised model, the Company is selling salons to franchisees. The impact of these transactions are as follows:

	Fiscal Years			Increase (Decrease)
	2021	2020	2019	2021	2020

	(Dollars in thousands)
Salons sold to franchisees	748	1,475	767	(727)	708
Cash proceeds received	$8,437	$91,616	$94,787	$(83,179)	$(3,171)

(Loss) gain on venditions, excluding goodwill derecognition	$(16,696)	$49,660	$69,973	$(66,356)	$(20,313)
Non-cash goodwill derecognition	—	(76,966)	(67,055)	76,966	(9,911)
(Loss) gain from sale of salon assets to franchisees, net	$(16,696)	$(27,306)	$2,918	$10,610	$(30,224)

The Company is also exiting its wholesale distribution business as part of its asset-light transformation. The Company will exit its distribution centers and cease selling products to franchisees in fiscal year 2022. Instead, franchisees will source product from third party distribution partners and the Company will receive a royalty payment based on franchisee purchases. Going forward, this change will significantly decrease both the Company's Franchise product revenue and general and administrative costs, including the Franchise distribution costs discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal year 2021, the Company experienced the following one-time charges related to the plan to exit the distribution centers:

	Financial Statement Caption	Segment	(in thousands)

Inventory reserve (Note 1)	Cost of product	Company-owned	$12,068
Gain from disposal of distribution center assets (Note 8)	Interest income and other, net	Corporate	(14,997)

RESULTS OF OPERATIONS
The Company reports its operations in two operating segments: Franchise salons and Company-owned salons. In fiscal year 2019, the mall-based business and International segment were accounted for as discontinued operations.
COVID-19 Impact:
During fiscal year 2021 and the second half of fiscal year 2020, the global coronavirus pandemic (COVID-19) had an adverse impact on our operations. Nearly all salons were closed for some time during April 2020 with franchise salons gradually starting to open near the end of April. Company-owned salons began opening in June 2020 and our salons did not experience significant mandated closures during the remainder of the year, with the exception of California and Canada. California and Canada had significant mandated closures throughout fiscal year 2021, predominantly in the second half of the year. To offset the loss of revenue, in April 2020, a furlough program was implemented for a majority of the workforce across the corporate headquarters, field support, and distribution centers; and reductions in the pay for executives and other working employees. The furlough program was in effect for the majority of the fourth quarter of fiscal year 2020 and was gradually lifted in the first quarter of fiscal year 2021. Despite actions taken to resume business operations, COVID-19 and the volatile regional and global economic conditions stemming from the pandemic could potentially prolong and intensify the impact on our business.

System-wide results
As an asset-light franchise platform, our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by the Company or our franchisees. While we do not record sales by franchisees as revenue, and such sales are not included in our Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance.
System-wide same-store sales (1) by concept are detailed in the table below:

	Fiscal Years
	2021	2020	2019

SmartStyle	(26.7)%	(5.5)%	1.0%
Supercuts	(25.8)	(4.2)	(0.2)
Portfolio Brands	(24.8)	(3.7)	(0.8)
Total	(25.8)%	(4.4)%	(0.1)%
____________________________________________________________________________
(1)Fiscal year 2021 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal years 2020 and 2019 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Adjusting the definition to include salons that were open under the current ownership for less than one year negatively impacted the 2021 comparables by approximately 1%. Year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2021	2020	2019	2021	2020	2019	2021	2020

	(Dollars in millions)			% of Total Revenues (1)			Basis Point (Decrease) Increase

Service revenues	$108.1	$331.5	$749.7	26.0%	49.5%	70.1%	(2,350)	(2,060)
Product revenues	91.5	137.6	225.6	22.1	20.5	21.1	160	(60)
Franchise royalties and fees	88.1	73.4	93.8	21.2	11.0	8.8	1,020	220
Franchise rental income	127.4	127.2	—	30.7	19.0	—	1,170	N/A

Cost of service (2)	79.1	222.3	452.8	73.2	67.1	60.4	610	670
Cost of product (2)	79.2	84.7	128.8	86.6	61.6	57.1	2,500	450
Site operating expenses	51.5	71.5	141.0	12.4	10.7	13.2	170	(250)
General and administrative	105.4	131.0	177.0	25.4	19.6	16.6	580	300
Rent	40.9	76.4	131.8	9.9	11.4	12.3	(150)	(90)
Franchise rent expense	127.4	127.2	—	30.7	19.0	—	1,170	N/A
Depreciation and amortization	22.7	37.0	37.8	5.5	5.5	3.5	—	200
Long-lived asset impairment	13.0	22.6	—	3.1	3.4	—	(30)	N/A
TBG restructuring	—	2.3	21.8	—	0.3	2.0	(30)	(170)
Goodwill impairment	—	40.2	—	—	6.0	—	(600)	N/A

Operating loss (3)	(104.2)	(145.3)	(22.1)	(25.1)	(21.7)	(2.1)	(340)	(1,960)

Interest expense	(13.8)	(7.5)	(4.8)	(3.3)	(1.1)	(0.4)	(220)	(70)
(Loss) gain from sale of salon assets to franchisees, net	(16.7)	(27.3)	2.9	(4.0)	(4.1)	0.3	10	(440)
Interest income and other, net	15.9	3.4	1.7	3.8	0.5	0.2	330	30

Income tax benefit (3)	5.4	4.6	2.1	4.6	2.6	9.6	N/A	N/A

Income from discontinued operations, net of taxes	—	0.8	5.9	—	0.1	0.6	(10)	(50)

Net loss (3)	(113.3)	(171.4)	(14.2)	(27.3)	(25.6)	(1.3)	(170)	(2,430)
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

Fluctuations in major revenue categories, operating expenses and other income and expense were as follows:
Consolidated Revenues
Consolidated revenues primarily include product and equipment sales to franchisees, franchise royalties and fees, franchise rental income and revenues of company-owned salons. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change.

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Franchise salons:
Product excluding TBG	$56,699	$50,411	$42,915
TBG product	—	2,010	16,990
Total franchise product	56,699	52,421	59,905
Royalties and fees	88,057	73,402	93,761
Franchise rental income	127,392	127,203	—
Total, Franchise salons	272,148	253,026	153,666
Franchise same-store sales (decrease) increase (1)	(24.5)%	(4.4)%	0.3%

Company-owned salons:
SmartStyle	$48,657	$203,361	$208,531
Supercuts	23,055	54,121	383,380
Portfolio Brands	71,253	159,221	323,462
Total, Company-owned salons	142,965	416,703	915,373
Company-owned salon same-store sales decrease (2)	(33.4)%	(4.4)%	(0.4)%

Consolidated revenues	$415,113	$669,729	$1,069,039
Percent change from prior year	(38.0)%	(37.4)%	(13.5)%
_______________________________________________________________________________
(1)Franchise same-store sales in fiscal year 2021 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal years 2020 and 2019 franchise same-store sales are calculated as the total change in sales for franchise locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Adjusting the definition to include salons that were open under the current ownership for less than one year negatively impacted the 2021 comparables by approximately 1%. Year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
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

Fiscal Year Ended June 30, 2021 Compared with Fiscal Year Ended June 30, 2020
Consolidated Revenues
Consolidated revenues are primarily comprised of service and product revenues, franchise royalties and fees, advertising fees and rental income.
Consolidated revenue decreased $254.6 million, or 38.0%, during fiscal year 2021. Service revenue and product revenue decreased $223.4 million and $46.0 million, respectively. The decline in service and product revenue is primarily due to the Company's sale of salons to franchisees. During fiscal year 2021, 747 salons were sold to franchisees, net of buy backs and 1,038 and 36 system-wide salons were closed and constructed, respectively (2021 Net Salon Count Changes). The impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $223.3 million. System-wide sales also declined, primarily due to fewer guest visits and government-mandated closures related to the COVID-19 pandemic, which also contributed to the decline in service, product and royalties and fees revenue. In fiscal year 2020, the Company refunded $14.9 million of previously collected cooperative advertising fees, which reduced royalties and fees in the prior period.
Service Revenues
The decrease of $223.4 million, or 67.4%, in service revenues during fiscal year 2021 was primarily due to 2021 Net Salon Count Changes. The impact to service revenue due to the sale of salons to franchisees and closure of salons was $179.5 million. The remaining decrease in service revenue relates primarily to fewer guest visits as a result of the COVID-19 pandemic.
Product Revenues
The decrease of $46.0 million, or 33.5%, in product revenues during fiscal year 2021 was primarily due to 2021 Net Salon Count Changes. The impact to product revenue due to the sale of salons to franchisees and closure of salons was $43.8 million. Additionally, franchise same-store product sales declined 25.3% contributing to the decline.
Royalties and Fees
Royalties and fees increased $14.7 million, or 20.0%, during fiscal year 2021. This increase was primarily due to an increase in cooperative advertising funds charged to franchisees of $8.7 million. In fiscal year 2020, the Company refunded $14.9 million of previously collected cooperative advertising fund fees, which reduced royalties and fees in the prior period. Cooperative advertising funds were temporarily reduced as part of our COVID-19 pandemic relief effort and also declined due to lower same-store sales. The declines in cooperative advertising are offset in site expense and have no impact on operating income. Royalties and fees were also impacted by the decreases in franchise same-store sales of 24.5%, partially offset by an increase in franchise salons. Total franchised locations open at June 30, 2021 were 5,563 as compared to 5,209 at June 30, 2020.
Franchise Rental Income
The increase of $0.2 million, or 0.1%, in franchise rental income during fiscal year 2021 is due to the increase in franchise salons.
Cost of Service
The 610 basis point increase in cost of service as a percent of service revenues during fiscal year 2021 was primarily due to inefficient and non-productive stylist hours as a result of reduced guest visits and higher minimum wages.
Cost of Product
The 2,500 basis point increase in cost of product as a percent of product revenue during fiscal year 2021 was primarily due to an $12.1 million reserve for excess and obsolete inventory related to the change in the Company's merchandising strategy. The shift from retail sales to franchise product sales also contributed to the basis point increase. Excluding the excess and obsolescence reserve, margins on retail product sales were 40.7% and 47.6% for fiscal years 2021 and 2020, respectively. Margins on franchise product sales were 18.1% and 23.6% for fiscal years 2021 and 2020, respectively. The decrease in product margin is primarily due to lower prices in connection with the closing of company-owned salons and the Company exiting the wholesale distribution product business.

Site Operating Expenses
The decrease of $20.1 million, or 28.1%, in site operating expenses during fiscal year 2021 was primarily due to a net reduction in company-owned salon counts and decreases in marketing spend, partially offset by a $8.7 million increase in cooperative advertising expense, as noted above in Royalties and Fees.
General and Administrative
The decrease of $25.5 million, or 19.5%, in general and administrative during fiscal year 2021 was primarily due to lower administrative and field management salaries due to reductions in headcount as we aligned our cost structure with our transition to an asset-light franchise model. A benefit from the forfeiture of equity awards related to the departure of the Company's former CEO contributed $2.4 million to the decrease in fiscal year 2021. Additionally, $1.3 million of the decline is due to the Company not holding its annual franchise convention in fiscal year 2021 due to the COVID-19 pandemic.
Rent
The decrease of $35.5 million, or 46.4%, in rent expense during fiscal year 2021 was primarily due to the net reduction in the number of company-owned salons associated with the Company's transformation to a fully-franchised portfolio.
Franchise Rent Expense
The increase of $0.2 million, or 0.1%, in franchise rent expense is due to the increase in franchise salons.
Depreciation and Amortization
The decrease of $14.2 million, or 38.5%, in depreciation and amortization during fiscal year 2021 was primarily due to the net reduction in company-owned salon counts. Additionally, salon asset impairment of $3.9 million was recorded to depreciation expense in fiscal year 2020. Salon asset impairment in fiscal year 2021 was recorded to long-lived asset impairment.
Long-Lived Asset Impairment
In fiscal year 2021, the Company recorded a long-lived asset impairment charge of $13.0 million, which included a right of use asset impairment of $9.5 million and a salon asset impairment of $3.5 million. In fiscal year 2020, the Company recorded a long-lived asset impairment charge of $22.6 million, which included a right of use asset impairment of $17.4 million.
TBG Mall Restructuring
In fiscal year 2020, the Company recorded $2.3 million of TBG restructuring charges, which related to professional fees and the Company assisting TBG with operating expenses to mitigate the risk of default associated with TBG's lease obligations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Goodwill Impairment
In fiscal year 2020, the Company recorded $40.2 million of goodwill impairment related to the Company-owned reporting unit. The Company's forecasted cash flows for company-owned salons decreased significantly due to the impact of the COVID-19 pandemic. As a result, the carrying value of the Company-owned reporting unit exceeded its fair value resulting in a full impairment of goodwill.
Interest Expense
The increase of $6.3 million in interest expense for fiscal year 2021 was primarily due to greater levels of debt at higher interest rates.

Loss from Sale of Salon Assets to Franchisees, net
In fiscal year 2021, the loss from sale of salon assets to franchisees was $16.7 million. In fiscal year 2020, the loss from sale of salon assets to franchisees was $27.3 million, including non-cash goodwill derecognition of $77.0 million. There was no goodwill derecognition in fiscal year 2021 due to the company-owned goodwill impairment reported in fiscal year 2020.
Interest Income and Other, net
The increase of $12.5 million in interest income and other, net during fiscal year 2021 was primarily due to the gain associated with the leases for the Company's distribution centers (see Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K), partially offset by the sale of the Company's headquarters recorded in fiscal year 2020.
Income Taxes
During fiscal year 2021, the Company recognized a tax benefit of $5.4 million, with a corresponding effective tax rate of 4.6%, compared to recognizing a tax benefit of $4.6 million, with a corresponding effective tax rate of 2.6% during fiscal year 2020.
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income from Discontinued Operations
Income from discontinued operations was $0.8 million during fiscal year 2020 due to actuarial reserve adjustments.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements in in Part II, Item 8, of this Form 10-K. Significant results of operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2021	2020	2019	2021	2020

	(Dollars in millions)			Increase (Decrease)

Revenue
Product	$56.7	$50.4	$42.9	$6.3	$7.5
Product sold to TBG	—	2.0	17.0	(2.0)	(15.0)
Total Product	$56.7	$52.4	$59.9	$4.3	$(7.5)
Royalties and fees (1)	88.1	73.4	93.8	14.7	(20.4)
Franchise rental income	127.4	127.2	—	0.2	127.2
Total franchise salons revenue (2)	$272.1	$253.0	$153.7	$19.1	$99.4

Franchise same-store sales (3)	(24.5)%	(4.4)%	0.3%

Operating income	$40.7	$35.2	$36.4	$5.5	$(1.2)
Operating loss from TBG	—	(2.3)	(20.2)	2.3	17.9
Total operating income (2)	$40.7	$32.9	$16.1	$7.8	$16.7
_______________________________________________________________________________
(1)Includes $1.6 million of royalties related to TBG during fiscal year 2019.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Franchise same-store sales in fiscal year 2021 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal years 2020 and 2019 franchise same-store sales are calculated as the total change in sales for franchise locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Adjusting the definition to include salons that were open under the current ownership for less than one year negatively impacted the 2021 comparables by approximately 1%. Year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. F same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation. TBG same-store sales are excluded from fiscal year 2019 to be consistent with fiscal years 2020 and 2021.

Fiscal Year Ended June 30, 2021 Compared with Fiscal Year Ended June 30, 2020
Franchise Salon Revenues
Franchise salon revenues increased $19.1 million during fiscal year 2021. The increase in franchise salon revenue was primarily due to increased cooperative fund contributions due to the refunding of $14.9 million of previously collected contributions to the cooperative advertising funds. Product revenue increased primarily due to the increase in franchise salons. During fiscal year 2021, Franchisees purchased (net of Company buybacks) 747 salons from the Company and constructed (net of relocations) and closed 32 and 425 franchise-owned salons, respectively.
Franchise Salon Operating Income
During fiscal year 2021, Franchise salon operations generated operating income of $40.7 million, an increase of $7.8 million compared to the prior comparable period. The increase was primarily due to the increase in royalties per salon due to the net 747 salons purchased from the Company.
Cash Generated from Salons Sold to Franchisees
During fiscal years 2021 and 2020, the Company generated $8.4 million and $91.6 million of cash, respectively, from the sale of company-owned salons to franchisees. The decrease is due to lower proceeds per salon sold due to diminished salon performance due to COVID-19 pandemic as well as the mix of salons sold.

Company-owned Salons

	Fiscal Years
	2021	2020	2019	2021	2020

	(Dollars in millions)			Increase (Decrease)

Total revenue	$143.0	$416.7	$915.4	$(273.7)	$(498.7)

Operating (loss) income	$(70.0)	$(96.1)	$58.3	$26.1	$(154.4)
Total company-owned salons	276	1,632	3,108
Fiscal Year Ended June 30, 2021 Compared with Fiscal Year Ended June 30, 2020
Company-owned Salon Revenues
Company-owned salon revenues decreased $273.7 million in fiscal year 2021, primarily due to the closure of a net 613 salons and the sale of 747 company-owned salons (net of buybacks) to franchisees during the year and a decline in sales as a result of lower traffic.
Company-owned Salon Operating Loss
During fiscal year 2021, company-owned salon operating loss decreased $26.1 million to a loss of $70.0 million. The decrease in the loss was primarily due to the goodwill impairment of $40.2 million recorded in the third quarter of fiscal year 2020, partially offset by an $12.1 million inventory reserve charge recorded in fiscal year 2021.

Corporate
Fiscal Year Ended June 30, 2021 Compared with Fiscal Year Ended June 30, 2020
Corporate Operating Loss (1)
Corporate operating loss of $74.8 million decreased $7.3 million during fiscal year 2021, primarily driven by lower general and administrative salaries due to lower headcount and the cancellation of the traditional in-person franchise convention in fiscal year 2021.
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

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salons sold to franchisees, and our borrowing agreements are our most significant sources of liquidity. Additionally, on February 3, 2021, the Company filed a $150 million shelf registration and $50 million prospectus supplement with the Securities and Exchange Commission under which it may offer and sell, from time to time, up to $50 million worth of its of its Class A common stock in “at-the-market offerings.” Net proceeds from sales of shares under the “at-the-market” program, if any, may be used to, among other things, fund working capital requirements, repay debt and support of our brands and franhisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. To date we have not issued any shares under the agreement.
As of June 30, 2021, cash and cash equivalents were $19.2 million, with $16.8, $2.0 and $0.4 million within the United States, Canada and Europe, respectively.
The Company has a credit agreement which as of June 30, 2021 provided for a $294.4 million five-year unsecured revolving credit facility that expires in March 2023, of which $88.8 million was available as of June 30, 2021. The credit facility includes a minimum liquidity covenant of not less than $75.0 million. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes in the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's response to the COVID-19 pandemic, as well as its strategic plan as discussed within Part I, Item 1. To the best of our knowledge and based on our current liquidity position and forecast, we believe we have adequate liquidity to run our business and support our growth initiatives.

Cash Flows
Cash Flows Used In Operating Activities
During fiscal year 2021, cash used in operating activities was $99.9 million. Cash used in operations increased year-over-year by $13.5 million due to lower revenues, margins and same-store sales, CEO transition expense of $0.7 million, CEO sign-on bonus of $2.5 million and an increase in lease termination payments of $8.3 million. The increase in cash use was partially offset by lower salaries due to lower headcount and a decline in general and administrative expense.
During fiscal year 2020, cash used in operating activities was $86.4 million. Cash from operations declined due to lower revenues and margins and the refunding of the cooperative advertising funds to franchisees as a direct result of the COVID-19 pandemic, as well as lower same-store sales, partially offset by the elimination of certain general and administrative costs.
During fiscal year 2019, cash used in operating activities was $17.5 million, primarily as a result of a decline in Company-owned operating margin, strategic investment in new retail product lines and planned strategic general and administrative investments to enhance the Company's franchisor capabilities and support the increase in volume and cadence of transactions and conversions into the Franchise portfolio, partially offset by the elimination of certain general and administrative costs.
Cash Flows from Investing Activities
During fiscal year 2021, cash used in investing activities of $2.1 million was primarily related to capital investments, partially offset by cash proceeds from the sale of salon assets of $8.4 million.
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
Cash Flows from Financing Activities
During fiscal year 2021, cash provided by financing activities of $7.8 million was primarily due to a net $9.4 million draw on the Company's line of credit.
During fiscal year 2020, cash provided by financing activities of $56.2 million was primarily due to the net $87.5 million draw on the Company's line of credit and for the repurchase of common stock of $28.2 million
During fiscal year 2019, cash used in financing activities of $126.7 million was primarily for repurchase of common stock of $152.7 million and employee taxes paid for shares withheld of $2.5 million, partially offset by proceeds from the sale and leaseback of the Company's distribution centers of $28.8 million.

Financing Arrangements
Financing activities are discussed in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consists of the following:

		June 30,
	Maturity Dates	2021	2020	2021	2020

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)

Revolving credit facility	2023	5.00%	5.50%	$186,911	$177,500
Long-term financing lease liability	2034	N/A	3.30%	—	16,773
Long-term financing lease liability	2034	N/A	3.70%	—	11,208
				$186,911	$205,481
As of June 30, 2021 and 2020, the Company had $186.9 and $177.5 million, respectively, of outstanding borrowings under its revolving credit facility. The five-year revolving credit facility expires in March 2023 and includes a minimum liquidity covenant of not less than $75.0 million, provides the Company's lenders security in substantially all of the Company's assets, adds additional guarantors, and grants a first priority lien and security interest to the lenders in substantially all of the Company's and the guarantors' existing and future property. Total liquidity per the agreement was $128.9 million as of June 30, 2021. See Note 8 to the Consolidated Financial Statements. The revolving credit facility includes a $30.0 million sub-facility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $115.0 million under certain circumstances. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25%, and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit.
In fiscal year 2021, the Company determined it would no longer lease the distribution centers for the majority of the assets' useful lives, which resulted in the transactions being considered sale and leaseback transactions. As a result, the Company derecognized the financing lease liability and the carrying value of the related assets. See Note 8 to the Consolidated Financial Statements.
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization

2021	91.6%
2020	62.0%
2019	26.8%
The increase in the debt to capitalization ratio as of June 30, 2021 compared to June 30, 2020 was primarily due to the loss incurred in fiscal year 2021 and the increase in debt.
The increase in the debt to capitalization ratio as of June 30, 2020 compared to June 30, 2019 was primarily due to the increase in the Company's borrowings.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our revolving credit facility at June 30, 2021.
Non-current deferred benefits of $10.0 million includes $5.0 million related to a Non-qualified Deferred Salary Plan and a salary deferral program of $2.5 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. The loss of revenue related to the COVID-19 pandemic has increased the risk of default by franchisees, which may be material.
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. See Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2021, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
We are a party to a variety of contractual agreements that we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect will result in a material liability.
We do not have other unconditional purchase obligations or significant other commercial commitments such as standby repurchase obligations or other commercial commitments.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2021. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Dividends
In December 2013, the Board elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2021, the Company did not repurchase any shares. As of June 30, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained outstanding under the approved stock repurchase program.

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
Goodwill
As of June 30, 2021 and 2020, the Franchise reporting unit had $229.6 and $227.5 million of goodwill, respectively, and the Company-owned segment had no goodwill at either period. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis during the Company's fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company's operating segments. The goodwill assessment involves a one-step comparison of the reporting unit's fair value to its carrying value, including goodwill (Step 1). If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit's fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit.
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (Step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than-not" that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
The carrying value of the reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total salons or expenses of the reporting unit as a percentage of total company expenses.
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, fixed expense rates, allocated corporate overhead, franchise salon counts, and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K

Long-Lived Assets, Excluding Goodwill
A lessee's Right of Use (ROU) asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2020 and 2021, primarily due to the COVID-19 pandemic, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
Step two of the long-lived asset impairment test requires the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties, the asset group's projected sales for properties with no recently negotiated leases, and a discount rate.
The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include: the market rent of comparable properties, the asset group's projected sales, and a discount rate. In fiscal year 2020, the Company engaged a third-party valuation specialist to assist with the research related to inputs used in their determination of the fair value of the ROU asset, which included providing information related to significant inputs and assumptions utilized in the measurement of the impairment loss.
For fiscal year 2021, the Company recognized a long-lived impairment charge of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment that can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore, if actual results are inconsistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
The Company has a valuation allowance on its deferred tax assets amounting to $192.5 and $122.4 million at June 30, 2021 and 2020, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2021 are as follows:
•The Company recognized a tax loss on its investment in Luxembourg and established a corresponding valuation allowance of $34.4 million.
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
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. In the past, the Company has used interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and adjusts in accordance with market conditions and the Company's short- and long-term borrowing needs. As of June 30, 2021, the Company had outstanding variable rate debt of $186.9 million and the Company did not have any outstanding interest rate swaps.
Foreign Currency Exchange Risk:
Over 92% of the Company's operations are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2021, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2021, 2020 and 2019, the foreign currency gain (loss) included in loss from continuing operations was $0.3, $(0.1) and $0.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Regis Corporation (a Minnesota Corporation) and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of June 30, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated August 26, 2021 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Right of Use Asset Impairment Assessment for the Company-Owned Salon Asset Groups
As described in Notes 1 and 15 to the consolidated financial statements, the Company operates in two reportable segments, Company-owned salons and Franchise salons. Note 6 describes the Company’s Right of Use Assets ("ROU asset"), a portion of which relates to Company-owned salons. Management determined that triggering events had occurred related to Company-owned salons and was required to perform quantitative impairment assessments during fiscal year 2021. The Company first assessed its Company-owned salon asset groups at the individual salon level, which included the ROU assets, to determine if the carrying value was recoverable. Recoverability is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. For the Company-owned salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the ROU asset within the asset group exceeded its fair value, which was determined using a discounted cash flow methodology. As described by management, the results of this assessment indicated that the estimated fair value of certain Company-owned salon asset groups did not exceed the carrying value and an impairment expense was recorded to the ROU asset balance.
We identified the evaluation of the impairment of ROU asset balances at the Company-owned salon asset group level as a critical audit matter. Subjective auditor judgment was required to evaluate, for each Company-owned salon asset group: (i) the assumptions used by management to calculate the undiscounted future cash flow, (ii) management's method to determine the fair value and, (iii) significant judgments and assumptions related to the fair value determination, including the discount rate, the market rent of comparable properties based on recently negotiated leases, as applicable, the projected sales for fiscal years 2022 through 2023 and market capitalization rate for properties with no recently negotiated leases.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We performed the following procedures:
a.evaluated the design and tested the operating effectiveness of relevant controls relating to management’s impairment assessment of the ROU asset balances related to Company-owned salons, including controls over the valuation of the Company-owned salon asset groups
b.tested the Company-owned salon impairment analyses as follows:
i.evaluated the completeness of the population of Company-owned salon locations determined to be impaired,
ii.evaluated and tested management's models and processes for developing the undiscounted and discounted cash flows,
iii.selected a sample of Company-owned salons to test the appropriateness of management's methodology and significant assumptions noted above, and the accuracy of the computations and data used for both the undiscounted and discounted cash flow analyses
c.assessed the reasonableness of management’s ability to forecast future sales by comparing past projections to actual financial statement results
d.performed sensitivity analyses of the significant assumptions to evaluate the impact on the fair value of each of the Company-owned salons resulting from changes in the underlying assumptions.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Minneapolis, Minnesota
August 26, 2021

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Regis Corporation (a Minnesota corporation) and subsidiaries (the "Company") as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated August 26, 2021 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
August 26, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Regis Corporation and its subsidiaries (the "Company") as of June 30, 2020, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the two years in the period ended June 30, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of July 1, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 31, 2020

We served as the Company's auditor from at least 1990 to 2020. We have not been able to determine the specific year we began serving as auditor of the Company.

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$19,191	$113,667
Receivables, net	27,372	31,030
Inventories	22,993	62,597
Other current assets	17,103	19,138
Total current assets	86,659	226,432

Property and equipment, net	23,113	57,176
Goodwill (Note 5)	229,582	227,457
Other intangibles, net	3,761	4,579
Right of use asset (Note 6)	611,880	786,216
Other assets	41,388	40,934
Total assets	$996,383	$1,342,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,157	$50,918
Accrued expenses	54,857	48,825
Short-term lease liability (Note 6)	116,471	137,271
Total current liabilities	198,485	237,014

Long-term debt, net (Note 8)	186,911	177,500
Long-term lease liability (Note 6)	518,866	680,454
Long-term financing liabilities (Note 8)	—	27,981
Other non-current liabilities	75,075	94,142
Total liabilities	979,337	1,217,091
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 35,795,844 and 35,625,716 common shares at June 30, 2021 and 2020, respectively	1,790	1,781
Additional paid-in capital	25,102	22,011
Accumulated other comprehensive income	9,543	7,449
Retained (deficit) earnings	(19,389)	94,462
Total shareholders' equity	17,046	125,703
Total liabilities and shareholders' equity	$996,383	$1,342,794
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2021	2020	2019

Revenues:
Service	$108,120	$331,538	$749,660
Product	91,544	137,586	225,618
Royalties and fees	88,057	73,402	93,761
Franchise rental income (Note 6)	127,392	127,203	—
Total revenue	415,113	669,729	1,069,039
Operating expenses:
Cost of service	79,144	222,279	452,827
Cost of product	79,167	84,698	128,816
Site operating expenses	51,463	71,543	141,031
General and administrative	105,433	130,953	177,004
Rent (Note 6)	40,930	76,382	131,816
Franchise rent expense (Note 6)	127,392	127,203	—
Depreciation and amortization	22,713	36,952	37,848
Long-lived asset impairment (Note 1)	13,023	22,560	—
TBG mall location restructuring (Note 3)	—	2,333	21,816
Goodwill impairment (Note 1)	—	40,164	—
Total operating expenses	519,265	815,067	1,091,158

Operating loss	(104,152)	(145,338)	(22,119)

Other (expense) income:
Interest expense	(13,813)	(7,522)	(4,795)
(Loss) gain from sale of salon assets to franchisees, net	(16,696)	(27,306)	2,918
Interest income and other, net	15,902	3,353	1,729

Loss from continuing operations before income taxes	(118,759)	(176,813)	(22,267)

Income tax benefit	5,428	4,619	2,145

Loss from continuing operations	(113,331)	(172,194)	(20,122)

Income from discontinued operations, net of income taxes (Note 3)	—	832	5,896

Net loss	$(113,331)	$(171,362)	$(14,226)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(3.15)	$(4.79)	$(0.48)
Income from discontinued operations	—	0.02	0.14
Net loss per share, basic and diluted (1)	$(3.15)	$(4.77)	$(0.34)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	35,956	35,936	41,829
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2021	2020	2019

Net loss	$(113,331)	$(171,362)	$(14,226)
Other comprehensive income (loss), net of tax:
Net current period foreign currency translation adjustments	1,888	(1,462)	185
Recognition of deferred compensation	206	(431)	(499)
Other comprehensive income (loss)	2,094	(1,893)	(314)
Comprehensive loss	$(111,237)	$(173,255)	$(14,540)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount

Balance, June 30, 2018	45,258,571	$2,263	$194,436	$9,656	$280,083	$486,438
Net loss	—	—	—	—	(14,226)	(14,226)
Foreign currency translation	—	—	—	185	—	185
Stock repurchase program	(8,605,430)	(431)	(154,114)	—	—	(154,545)
Exercise of SARs	22,263	1	(222)	—	—	(221)
Stock-based compensation	—	—	9,003	—	—	9,003
Recognition of deferred compensation (Note 11)	—	—	—	(499)	—	(499)
Net restricted stock activity	193,845	10	(1,951)	—	—	(1,941)
Minority interest (Note 1)	—	—	—	—	51	51
Balance, June 30, 2019	36,869,249	1,843	47,152	9,342	265,908	324,245
Net loss	—	—	—	—	(171,362)	(171,362)
Foreign currency translation	—	—	—	(1,462)	—	(1,462)
Stock repurchase program	(1,504,000)	(75)	(26,281)	—	—	(26,356)
Exercise of SARs	1,776	—	28	—	—	28
Stock-based compensation	—	—	3,275	—	—	3,275
Recognition of deferred compensation (Note 11)	—	—	—	(431)	—	(431)
Net restricted stock activity	258,691	13	(2,163)	—	—	(2,150)
Minority interest (Note 1)	—	—	—	—	(84)	(84)
Balance, June 30, 2020	35,625,716	1,781	22,011	7,449	94,462	125,703
Net loss	—	—	—	—	(113,331)	(113,331)
Foreign currency translation (Note 1)	—	—	—	1,888	—	1,888
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	3,254	—	—	3,254
Recognition of deferred compensation (Note 11)	—	—	—	206	—	206
Net restricted stock activity	166,353	9	(139)	—	—	(130)
Minority interest (Note 1)	—	—	—	—	(520)	(520)
Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(113,331)	$(171,362)	$(14,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash adjustments related to discontinued operations	—	(1,098)	306
Depreciation and amortization (Note 1)	17,871	33,101	33,261
Salon asset impairment	—	3,851	4,587
Long-lived asset impairment	13,023	22,560	—
Deferred income taxes	(3,388)	(3,934)	(9,812)
Inventory reserve	12,068	—	—
Gain from disposal of distribution center assets	(14,997)	—	—
Gain from sale of company headquarters, net	—	(2,513)	—
Loss (gain) from sale of salon assets to franchisees, net	16,696	27,306	(2,918)
Non-cash TBG mall location restructuring charge (Note 3)	—	—	21,008
Goodwill impairment	—	40,164	—
Stock-based compensation	3,254	3,275	9,003
Amortization of debt discount and financing costs	1,839	398	275
Other non-cash items affecting earnings	(351)	(539)	(903)
Changes in operating assets and liabilities (1):
Receivables	(279)	(3,902)	(17,304)
Inventories	17,879	(2,255)	(8,492)
Income tax receivable	1,295	(1,804)	(703)
Other current assets	1,658	2,827	(783)
Other assets	(2,896)	(10,094)	(5,546)
Accounts payable	(21,669)	4,588	(5,836)
Accrued expenses	5,296	(27,622)	(20,158)
Net lease liabilities	(19,248)	276	—
Other non-current liabilities	(14,603)	368	717
Net cash used in operating activities:	(99,883)	(86,409)	(17,524)
Cash flows from investing activities:
Capital expenditures	(11,475)	(37,494)	(31,616)
Proceeds from sale of company headquarters	—	8,996	—
Proceeds from sale of assets to franchisees	8,437	91,616	94,787
Costs associated with sale of assets to franchisees	(261)	(2,089)	—
Proceeds from company-owned life insurance policies	1,200	—	24,617
Net cash (used in) provided by investing activities:	(2,099)	61,029	87,788
Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	213,000	—
Repayments of revolving credit facility	(589)	(125,500)	—
Repurchase of common stock	—	(28,246)	(152,661)
Proceeds from sale and leaseback transactions	—	—	28,821
Minority interest buyout	(562)	—	—
Distribution center lease payments	(724)	(769)	(378)
Taxes paid for shares withheld	(348)	(2,320)	(2,477)
Net cash provided by (used in) financing activities:	7,777	56,165	(126,695)
Effect of exchange rate changes on cash and cash equivalents	477	(284)	35
(Decrease) increase in cash, cash equivalents and restricted cash	(93,728)	30,501	(56,396)
Cash, cash equivalents and restricted cash:
Beginning of year	122,880	92,379	148,775
End of year	$29,152	$122,880	$92,379
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the Company) franchises technology-enabled hairstyling and hair care salons throughout the United States (U.S.), Canada, Puerto Rico and the United Kingdom (U.K.). The business is evaluated in two segments, Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements. Salons are located in leased space in strip shopping centers, malls or Walmart.
COVID-19 Impact:
During fiscal years 2021 and 2020, the global coronavirus pandemic (COVID-19) had an adverse impact on operations, including government-mandated salon closures in the fourth quarter of fiscal year 2020 and other prolonged closures, particularly in California and Ontario, in fiscal year 2021. The COVID-19 pandemic continues to impact salon guest visits resulting in a significant reduction in revenue and traffic. As a result, COVID-19 has and may continue to negatively affect revenue and profitability.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately-held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE. As of June 30, 2021, the Company has no VIE's where the Company is the primary beneficiary.
The Company has an investment in Empire Education Group, Inc. (EEG). During fiscal year 2020, the Company signed an agreement to sell its interest in EEG to the other shareholder. The transaction is expected to close in fiscal year 2022, at which time the Company expects to record an immaterial non-operating gain. Until the transaction closes, the Company continues to account for EEG as an equity investment under the voting interest model. The Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company's shares such that the other shareholder of EEG has voting control of EEG's common stock, as well as the right to appoint four of the five members of EEG's Board of Directors. The Company wrote off its investment balance in EEG in fiscal year 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2021 and 2020.
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs. The self-insurance restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the Consolidated Statement of Cash Flows:

	June 30,
	2021	2020

	(Dollars in thousands)
Cash and cash equivalents	$19,191	$113,667
Restricted cash, included in other current assets	9,961	9,213
Total cash, cash equivalents and restricted cash	$29,152	$122,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheet primarily includes accounts and notes receivable from franchisees, credit card receivables and receivables related to salons sold to franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2021, 2020 and 2019, the allowance for doubtful accounts was $7.8, $6.9 and $2.0 million, respectively. The allowance for doubtful accounts increased in fiscal year 2021 due to lower franchisees sales increasing the risk of default. See Note 2 to the Consolidated Financial Statements.
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
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company plans to exit its two distribution centers in fiscal year 2022. To facilitate the exit, the Company is selling inventory at discounts and disposing of hard to sell products. Additionally, the reduction in company-owned salons decreases the Company's ability to re-distribute inventory from closed locations to other salons to be sold or used. These two factors resulted in a significant increase in inventory write-offs and an overall increase in the inventory valuation reserve during fiscal year 2021. The fiscal year 2021 non-cash inventory write-off charge of $12.1 million was recorded to Cost of product in the Consolidated Statement of Operations. The inventory valuation reserve as of June 30, 2021 and 2020 was $11.8 million and $1.2 million, respectively.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 30 to 39 years for buildings, 10 years or lease life for improvements and three to ten years or lease life for equipment, furniture and software). Depreciation expense was $17.1, $31.8 and $31.9 million in fiscal years 2021, 2020 and 2019, respectively. Depreciation expense for fiscal year 2021 includes $4.7 million of asset retirement obligations, which is a cash expense. Fiscal years 2020 and 2019 had no asset retirement obligations.
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
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statement of Operations.
For salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The right of use asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $611.9 and $786.2 million as of June 30, 2021 and 2020, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal year 2020 and 2021, primarily due to the COVID-19 pandemic, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The Company assesses impairment of long-lived salon assets and right of use assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted cash flows are compared to the carrying value. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2021. See Note 6 for further discussion related to right of use asset impairment.
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
Step two of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include: the market rent of comparable properties, the asset group's projected sales for properties and a discount rate.
The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include: the market rent of comparable properties, the asset group's projected sales for fiscal years 2021 through 2023, and a discount rate. The Company engaged a third-party valuation specialist to assist with the research related to inputs used in their determination of the fair value of the ROU asset, which included providing information related to significant inputs and assumptions utilized in the measurement of the impairment loss.
For fiscal year 2021, the Company recognized a long-lived asset impairment charge of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statement of Operations. For fiscal year 2020, the Company recognized a long-lived asset impairment charge of $22.6 million, which included a right of use asset impairment of $17.4 million. A long-lived asset impairment charge was not recognized in fiscal year 2019. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown; therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. Our projections of future operating performance do not anticipate future salon closures due to the COVID-19 pandemic. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As of June 30, 2021 and 2020, the Franchise reporting unit had $229.6 and $227.5 million of goodwill and the Company-owned reporting unit had no goodwill for both periods. See Note 5 to the Consolidated Financial Statements. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company's operating segments. In fiscal year 2020, the Company adopted ASU 2017-04, which simplified the test for goodwill impairment. Under this accounting standard, the Company performed its interim impairment test and annual impairment tests by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. This eliminates Step 2 from the goodwill impairment test to simplify the subsequent measure of goodwill. Prior to the adoption, the goodwill assessment involved a one-step comparison of the reporting unit's fair value to its carrying value, including goodwill (Step 1). If the reporting unit's fair value exceeded its carrying value, no further procedures were required. However, if the reporting unit's fair value was less than the carrying value, an impairment charge was recorded for the difference between the fair value and carrying value of the reporting unit.
In applying the goodwill impairment assessment, the Company could assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units was less than its carrying value (Step 0). Qualitative factors could include, but were not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determined it is "more-likely-than-not" that the carrying value was less than the fair value, then performing Step 1 of the goodwill impairment assessment was unnecessary.
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
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2021
During fiscal year 2021, the Company did not experience any triggering events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the fiscal year 2021 annual impairment assessment, the Company performed a Step 1 impairment test for the Franchise reporting unit. The Company compared the carrying value of the Franchise reporting unit, including goodwill, to the estimated fair value. The results of this assessments indicated that the estimated fair value of the Company's Franchise reporting unit significantly exceeded the carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As a result of the impairment testing, the Franchise reporting unit was determined to have a fair value that exceeded carrying value by approximately 50 percent. The Company-owned reporting unit was determined to have a carrying value in excess of its fair value, resulting in a goodwill impairment charge of $40.2 million. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. The Company-owned reporting unit has no remaining goodwill, so there will be no further derecognition of Company-owned goodwill. The Company performed its annual impairment assessment as of April 30, 2020 and noted no significant changes to the carrying value or the fair value of the Franchise reporting unit, which would indicate that the headroom dropped below the 50 percent determined as of March 31, 2020.
If a future triggering event analysis or the Company's annual impairment assessment indicates the fair value of the Franchise reporting unit has potentially fallen below more than the 50 percent headroom, we may be required to perform an updated impairment assessment that may result in a non-cash impairment charge to reduce the carrying value of goodwill.
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
Fiscal 2019
During fiscal year 2019, the Company did not experience any triggering events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the fiscal year 2019 annual impairment assessment, due to the transformational efforts completed during the year, the Company elected to forgo the optional Step 0 assessment and performed the quantitative impairment analysis on the Franchise and Company-owned reporting units. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair value. The results of these assessments indicated that the estimated fair value of the Company's reporting units exceeded their carrying value. The Franchise reporting unit had substantial headroom and the Company-owned reporting unit had headroom of approximately 20 percent.
Investments In Affiliates:
The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. The Company's investments have no value as of June 30, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Self-Insurance Accruals:
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the Consolidated Balance Sheet date.
The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially-determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors and severity factors.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2021, 2020 and 2019, the Company recorded decreases (increases) in expense for changes in estimates related to prior year open policy periods of $3.6, $3.1 and $(1.3) million, respectively. The Company updates loss projections quarterly and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2021, the Company had $6.8 and $12.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2020, the Company had $8.5 and $20.3 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.
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
Cost of product— cost of product sold to guests, labor costs related to selling retail product, the cost of product sold to franchisees and reserve for excess and obsolete inventory.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities and janitorial costs.
General and administrative— costs incurred to support franchise operations, costs associated with field supervision, costs associated with salon training, distribution centers and corporate offices (such as salaries and professional fees).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Costs:
Distribution costs are incurred to store, move and ship product from the Company's distribution centers to salons and includes distribution center overhead. Such distribution costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Distribution costs, including distribution center overhead, related to shipping product to franchise locations totaled $12.1, $8.6 and $7.7 million during fiscal years 2021, 2020 and 2019, respectively, and are included within general and administrative expenses on the Consolidated Statement of Operations.
Advertising and Advertising Funds:
Advertising costs consist of the Company's corporate funded advertising costs, the Company's advertising fund contributions and franchisee's advertising fund contributions. Corporate funded advertising costs are expensed as incurred. The Company has various franchising programs supporting certain of its franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. All salons are required to participate in the advertising funds for the same salon concept. The Company administers the advertising funds in accordance with franchise operating and other agreements. Advertising fund contributions are expensed when the contribution is made.
The Company's advertising costs are included in site operating expenses in the Consolidated Statement of Operations and consist of the following:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Corporate funded advertising costs	$7,015	$13,210	$21,581
Advertising fund contributions from company-owned salons	897	3,715	12,929
Advertising fund contributions from franchisees (1)	22,023	13,341	34,073
Total advertising costs	$29,935	$30,266	$68,583
_____________________________________________________________________________
(1)Fiscal year 2020 includes the refunding of $14.9 million of previously collected cooperative fees to franchisees as a direct result of the COVID-19 pandemic.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2021 and 2020, approximately $9.9 and $4.3 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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
Interest Income and Other, Net:
In December 2019, the Company sold the land and buildings associated with the Company's former headquarters for proceeds of $9.0 million, resulting in a net gain on sale of $2.5 million, which was recorded in Interest income and other, net on the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
The Company has a valuation allowance on its deferred tax assets of $192.5 and $122.4 million at June 30, 2021 and 2020, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2021 are as follows:
•The Company recognized a tax loss on its investment in Luxembourg and established a corresponding valuation allowance of $34.4 million.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. Due to the Company's net loss, basic and dilutive earnings per share are equal.
Comprehensive Loss:
Components of comprehensive loss include net loss, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity.
Foreign Currency Translation:
The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2021, 2020 and 2019, the foreign currency gain (loss) included in loss from continuing operations was $0.3, $(0.1) and $0.1 million, respectively.

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
Leases
In fiscal year 2020, the Company adopted ASU 2016-02, "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842 using the modified retrospective method and elected the option to not restate comparative periods in the year of adoption. The Company also elected the package of practical expedients that do not require reassessment of whether existing contracts are or contain leases, lease classification or initial direct costs. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off of the Consolidated Balance Sheet.
Under adoption of Topic 842, the Company recorded a right of use asset and lease liability of $980.8 and $993.7 million, respectively. The difference between the assets and liabilities are attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right of use assets. The decrease in the right of use asset and lease liability from July 1, 2019 to June 30, 2021 was due to lease modifications, impairment and salon closures.
The lease liability reflects a present value of the Company's current minimum lease payments for existing operating leases primarily relating to real estate leases, over a lease term which may include one option, if the options are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The Company uses the portfolio approach in applying the discount rate.
The accounting guidance for lessors remained largely unchanged from previous guidance with the exception of the presentation of rent payments that the Company passes through to franchisees (lessees). These costs are generally paid by the Company and reimbursed by the franchisee. Historically, the costs had been recorded on a net basis within rent expense in the Consolidated Statements of Operations, but are now presented on a gross basis upon adoption of the guidance. See Note 6 for further information about our transition to Topic 842 and the newly required disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues for company-owned salons are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the customer. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales to franchisees are included within product revenues in the Consolidated Statement of Operations and recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 to 90 days of delivery.
Revenue recognized over time
Franchise revenues primarily include royalties, advertising fund cooperatives fees, franchise fees and other fees. Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenue is billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Consolidated Statement of Operations. This treatment increases both the gross amount of reported franchise revenue and site operating expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, typically ten years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into a sublease arrangement with the franchise. The Company recognizes franchise rental income and expense when it is due to the landlord.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table disaggregates revenue by timing of revenue recognition and is reconciled to reportable segment revenues as follows:

	Year Ended June 30, 2021		Year Ended June 30, 2020		Year Ended June 30, 2019
	Franchise	Company-owned	Franchise	Company-owned	Franchise	Company-owned

	(Dollars in thousands)
Revenue recognized at a point in time:
Service	$—	$108,120	$—	$331,538	$—	$749,660
Product	56,699	34,845	52,421	85,165	59,905	165,713
Total revenue recognized at a point in time	$56,699	$142,965	$52,421	$416,703	$59,905	$915,373

Revenue recognized over time:
Royalty and other franchise fees	$66,034	$—	$60,061	$—	$59,688	$—
Advertising fund fees	22,023	—	13,341	—	34,073	—
Franchise rental income	127,392	—	127,203	—	—	—
Total revenue recognized over time	215,449	—	200,605	—	93,761	—
Total revenue	$272,148	$142,965	$253,026	$416,703	$153,666	$915,373
Information about receivables, broker fees and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2021	June 30, 2020	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$19,112	$22,991	Accounts receivable, net
Broker fees	19,254	20,516	Other assets

Deferred revenue:
Current
Gift card liability	$2,240	$2,543	Accrued expenses
Deferred franchise fees unopened salons	40	77	Accrued expenses
Deferred franchise fees open salons	5,884	5,537	Accrued expenses
Total current deferred revenue	$8,164	$8,157
Non-current
Deferred franchise fees unopened salons	$6,571	$11,855	Other non-current liabilities
Deferred franchise fees open salons	32,365	33,623	Other non-current liabilities
Total non-current deferred revenue	$38,936	$45,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Balance as of June 30, 2020	$6,899
Provision for doubtful accounts (1)	509
Provision for franchisee rent (2)	1,920
Write-offs	(1,554)
Balance as of June 30, 2021	$7,774
_____________________________________________________________________________
(1)The provision for doubtful accounts is recognized as General and administrative expense in the Consolidated Statement of Operations.
(2)The provision for franchisee rent is recognized as Rent in the Consolidated Statement of Operations.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as General and administrative expense over the term of the agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2020	$20,516
Additions	2,112
Amortization	(3,180)
Write-offs	(194)
Balance as of June 30, 2021	$19,254
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Gift card revenue for the years ended June 30, 2021, 2020 and 2019 was $0.9, $2.4 and $5.3 million, respectively. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the years ended June 30, 2021, 2020 and 2019 was $6.6, $5.2 and $3.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2021 is as follows (in thousands):

2022	$5,884
2023	5,820
2024	5,585
2025	5,208
2026	4,734
Thereafter	11,018
Total	$38,249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     TBG DISCONTINUED OPERATIONS AND RESTRUCTURING
The Beautiful Group (TBG):
In October 2017, the Company sold substantially all of its mall-based salon business in North America, representing 858 salons, to The Beautiful Group (TBG), an affiliate of Regent, a private equity firm based in Los Angeles, California. In addition, the Company entered into a share purchase agreement for substantially all of its International segment, representing approximately 250 salons in the UK, with TBG operating these locations as franchise locations until they were transferred to another franchisee in fiscal year 2020. The Company classified the results of its mall-based business and its International segment as discontinued operations for the periods TBG owned the salons in the Consolidated Statement of Operations.
In fiscal year 2019, TBG salons were operating at a loss and TBG struggled to pay the Company for the receivables related to the original purchase agreements as well as royalty and product receivables. The Company reserved $20.7 million of receivables in fiscal year 2019.
In the second quarter of fiscal year 2020, TBG transferred 207 of its North American mall-based salons to the Company. The 207 North American mall-based salons transferred were the salons that the Company was the guarantor of the lease obligation. The transfer of the 207 mall-based salons occurred on December 31, 2019, so the operational results of these mall-based salons are included in the Consolidated Statement of Operations beginning in the third quarter of fiscal year 2020. The assets acquired and liabilities assumed were not material to the Consolidated Balance Sheet.
As of June 30, 2021, prior to any mitigation efforts which may be available, the Company remains liable for up to approximately $9 million related to its mall-based salon lease commitments on the 43 salons that remain open, a $14 million reduction from June 30, 2020. The commitments are included in our lease liabilities.
The following summarizes the results of TBG related charges and TBG discontinued operations for the periods presented:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
TBG mall restructuring:
Accounts and notes receivable reserves	$—	$—	$20,711
Other charges (1)	—	2,333	1,105
Total TBG mall restructuring	$—	$2,333	$21,816

TBG discontinued operations:
(Income) loss from TBG discontinued operations, before taxes (2)	$—	$(1,063)	$1,221
Income tax expense (benefit) from TBG discontinued operations (3)	—	231	(7,117)
Income from TBG discontinued operations, net of tax	$—	$(832)	$(5,896)
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
(3)Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2021	2020

	(Dollars in thousands)
Other current assets:
Prepaid assets	$4,121	$5,165
Restricted cash	9,961	9,213
Other	3,021	4,760
Total other current assets	$17,103	$19,138

Property and equipment:
Buildings and improvements	$8,251	$36,379
Equipment, furniture and leasehold improvements	29,102	198,983
Internal use software	41,927	71,212
Total property and equipment	79,280	306,574
Less accumulated depreciation and amortization	(56,167)	(249,398)
Total property and equipment, net	$23,113	$57,176

Accrued expenses:
Payroll and payroll related costs	$16,176	$18,204
Insurance	7,525	10,278
Rent and related real estate costs	11,197	4,179
Other	19,959	16,164
Total accrued expenses	$54,857	$48,825

Other non-current liabilities:
Deferred income taxes	$10,650	$13,916
Insurance	12,722	20,301
Deferred benefits	10,028	11,106
Deferred franchise fees	38,936	45,478
Other	2,739	3,341
Total other non-current liabilities	$75,075	$94,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2021				2020
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	35	$6,040	$(3,568)	$2,472	33	$6,494	$(3,609)	$2,885
Franchise agreements	19	10,099	(8,901)	1,198	19	9,558	(8,194)	1,364
Other	20	366	(275)	91	20	874	(544)	330
Total	24	$16,505	$(12,744)	$3,761	24	$16,926	$(12,347)	$4,579
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
Total amortization expense related to intangible assets during fiscal year 2021 was approximately $0.8 million and in fiscal years 2020 and 2019 was approximately $1.3 million in both years. As of June 30, 2021, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2022	$398
2023	386
2024	323
2025	327
2026	312
Thereafter	2,015
Total	$3,761
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Cash paid (received) for:
Interest	$11,940	$7,390	$4,408
Taxes and penalties, net	(2,636)	2,150	2,096
Non-cash investing activities:
Unpaid capital expenditures	312	2,569	3,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2021			2020

	Gross Carrying Value (1)	Accumulated Impairment (2)	Net	Gross Carrying Value (1)	Accumulated Impairment (2)	Net

	(Dollars in thousands)
Goodwill	$343,846	$(114,264)	$229,582	$341,721	$(114,264)	$227,457
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates foreign currency translation adjustments.
(2)In fiscal year 2011, the Company realized a $74.1 million goodwill impairment loss associated with the Company-owned reporting unit (the previous North American Value reporting unit). In fiscal year 2020, the Company realized a $40.2 million goodwill impairment associated with the Company-owned reporting unit. Prior to the COVID-19 pandemic, the Company had been derecognizing Company-owned goodwill as part of the calculation of gain or loss on the sale of salons to franchisees. Following the goodwill impairment in fiscal year 2020, the Company-owned reporting unit has no remaining goodwill, so there will be no further derecognition of Company-owned goodwill.
The table below contains details related to the Company's goodwill (in thousands):

Franchise Reporting Unit

Goodwill, net at June 30, 2020	$227,457
Translation rate adjustments	2,125
Goodwill, net at June 30, 2021	$229,582

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

	June 30,
	2021	2020	2019

	(Dollars in thousands)
Minimum rent	$33,596	$57,819	$108,892
Percentage rent based on sales	8	2,043	4,754
Real estate taxes and other expenses	8,644	12,868	16,445
Lease termination expense (1)	13,606	191	123
Lease liability benefit (2)	(20,022)	—	—
Corporate segment rent	2,703	2,589	862
Franchise segment non-reimbursable rent	2,395	872	740
Total	$40,930	$76,382	$131,816
_______________________________________________________________________________
(1)During fiscal year 2021, the Company terminated the leases for 402 company-owned salons before the lease end dates. For the fiscal year ended June 30, 2021, lease termination fees include $8.3 million of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations. For the fiscal year ended June 30, 2021, lease termination fees also include $5.3 million of adjustments to accrue future lease payments for salons that are no longer operating. The early termination payments made during the fiscal year ended June 30, 2021 decreased the future minimum rent liability by $15.7 million plus saved the Company from the associated real estate taxes, other lease expenses and loss incurred operating the salons.
(2)For the fiscal year ended June 30, 2021, upon termination of previously impaired leases, the Company derecognized ROU assets of $18.3 million and lease liabilities of $31.1 million that resulted in a net gain of $12.8 million. In addition, the Company recognized a benefit of $7.1 million from lease liabilities decreasing in excess of previously impaired ROU assets for the fiscal year ended June 30, 2021.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statement of Operations. In fiscal year 2021, franchise rental income and franchise rent expense were $127.4 million. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration. This represents a Board-approved change in estimate that occurred in the second quarter of fiscal year 2021 and was intended to reduce lease exposure. The change in estimate resulted in a decrease to lease liabilities and right of use assets of $72.9 million, with no impact to net income. All lease related costs are passed through to the franchisees.
In April 2020, the FASB issued a question and answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19 (the Lease Modification Q&A). The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease when the total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Company elected this FASB relief for COVID-19-related rent concessions for the Walmart rent abatement received in April and May 2020 and has elected not to remeasure the related lease liability and right of use asset for Walmart leases. The Walmart rent abatement was recognized as a reduction of variable rent expense of $2.7 million in the fourth fiscal quarter of 2020. Additionally, included in accounts payable as of June 30, 2020 is approximately $20 million of rental payments that were due, but the Company had not paid. The Company treated these deferrals as if no change to the underlying lease had been made as of June 30, 2020. If the rent was subsequently forgiven or modified, the Company accounted for the change as a lease modification upon execution of the amended terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $611.9 and $786.2 million as of June 30, 2021 and 2020, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.44 and 6.87 years and the weighted average discount rate was 4.11% and 3.95% for all salon operating leases as of June 30, 2021 and 2020, respectively.
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2020 and 2021, primarily due to the COVID-19 pandemic, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
Step two of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties based on recently negotiated leases as applicable, the asset group's projected sales for properties with no recently negotiated leases, and a discount rate.
The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include; the market rent of comparable properties based on recently negotiated leases as applicable, the asset group's projected sales for fiscal years 2021 through 2023 for properties with no recently negotiated leases, and a discount rate. The Company engaged a third-party valuation specialist to assist with the research related to inputs used in their determination of the fair value of the ROU asset which included providing information related to significant inputs and assumptions utilized in the measurement of the impairment loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For fiscal year 2021, the Company recognized a long-lived impairment charge of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statement of Operations. Impairment related to ROU assets for fiscal year 2020 was $17.4 million. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
As of June 30, 2021, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

2022	$127,656	$8,997	$3,566	$140,219	$(127,656)	$12,563
2023	112,604	7,268	3,550	123,422	(112,604)	10,818
2024	98,764	4,738	3,616	107,118	(98,764)	8,354
2025	83,259	1,881	3,683	88,823	(83,259)	5,564
2026	70,393	938	3,681	75,012	(70,393)	4,619
Thereafter	168,279	780	23,657	192,716	(168,279)	24,437
Total future obligations	$660,955	$24,602	$41,753	$727,310	$(660,955)	$66,355
Less amounts representing interest	81,713	448	9,812	91,973
Present value of lease liabilities	$579,242	$24,154	$31,941	$635,337
Less current lease liabilities	105,946	8,430	2,095	116,471
Long-term lease liabilities	$473,296	$15,724	$29,846	$518,866

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2021 and 2020, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets and accounts payable approximated their carrying values. As of June 30, 2021, the estimated fair value of the Company's debt was $186.9 million, which approximated its carrying value. The estimated fair value of the Company's debt is based on Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets, including the Company's equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.
The following impairment charges were based on fair values using Level 3 inputs:

	Fiscal Year
	2021	2020	2019

	(Dollars in thousands)
Goodwill impairment	$—	$40,164	$—
Long-lived asset impairment (1)	9,494	22,560	—
Salon asset impairment (1)	3,529	3,851	4,587
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:
Revolving Credit Facility

		June 30,
	Maturity Date	2021	2020	2021	2020

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)
Revolving credit facility	2023	5.00%	5.50%	$186,911	$177,500
At June 30, 2021, cash and cash equivalents totaled $19.2 million. As of June 30, 2021, the Company had $186.9 million of outstanding borrowings under a $294.4 million revolving credit facility. The credit facility decreased $0.6 million from $295.0 million as of June 30, 2020, in accordance with the bulk sale provisions in the agreement, due to the sale of secured inventory related to our transition to third party vendors. At June 30, 2021, the Company had outstanding standby letters of credit under the revolving credit facility of $18.7 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $88.8 million at June 30, 2021. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of June 30, 2021. Total liquidity per the agreement was $128.9 million as of June 30, 2021.
In May of 2020, the Company amended its revolving credit facility that expires in March 2023. Under the new terms of the amendment, the Company is required to maintain a minimum liquidity of $75.0 million and provides the Company's lenders security in the Company's assets, adds additional guarantors and grants a first priority lien and security interest to the lenders in substantially all of the Company's and the guarantors' existing and future property. The amendment also increases the applicable interest rate margins and facility fees applicable to the loans and inserts a 1.25% LIBOR floor. The applicable margin for loans bearing interest at LIBOR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit. The Company was in compliance with all covenants and other requirements of the financing arrangements as of June 30, 2021 and believes it will continue to be in compliance for at least one year from the filing date.
Sale and Leaseback Transactions
The Company's long-term financing liabilities consists of the following:

	Maturity Date	Interest Rate	June 30, 2021	June 30, 2020

	(Fiscal year)		(Dollars in thousands)
Financial liability - Salt Lake City Distribution Center	2034	N/A	$—	$16,773
Financial liability - Chattanooga Distribution Center	2034	N/A	—	11,208
Long-term financing liabilities			$—	$27,981
In fiscal year 2019, the Company sold its Salt Lake City and Chattanooga Distribution Centers to an unrelated party. At the time of the sale, the transactions were considered failed sale and leaseback transactions, as the Company had planned to lease the property for more than 75% of its economic life. The sale proceeds received from the buyer-lessor were recognized as a financial liability, which was reduced based on the rental payments made under the lease that were allocated between principal and interest. In the third quarter of fiscal year 2021, as a result of the decision to exit the Company's wholesale product sales business, the Company informed the landlord of its intention to exit the leased spaces. Because the Company no longer plans to lease the distribution centers for the majority of the assets' useful lives, these transactions are subsequently considered sale and leaseback transactions. As a result, the Company derecognized the financial liability of $28.5 million and the carrying value of the related assets of $13.5 million and recognized a gain of $15.0 million for the difference between the liability and asset. The gain on distribution centers was recorded to Interest income and other, net in the Consolidated Statement of Operations. As the leases for the two distribution centers meet the sale and leaseback criteria, the Company recognized a right of use asset and lease liability on the Consolidated Balance Sheet (See Note 6 to the Consolidated Financial Statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Litigation and Settlements:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. In addition, our existing point-of-sale system supplier had challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a commercial services agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, Opensalon® Pro. Under the agreement, the Company expects to pay the supplier between $3.0 and $5.0 million over two years. The Company recorded $3.0 million in general and administrative expense on the Consolidated Statement of Operations and an accrual of $3.0 million on the Consolidated Balance Sheet, which represent the low end of the estimated cost range.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of loss from continuing operations before income taxes are as follows:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Loss before income taxes
U.S.	$(153,962)	$(165,260)	$(17,513)
International	35,203	(11,553)	(4,754)
	$(118,759)	$(176,813)	$(22,267)
The benefit for income taxes consists of:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Current:
U.S.	$(620)	$(925)	$(519)
International	(1,421)	238	1,069
Deferred:
U.S.	(3,701)	(3,353)	(2,303)
International	314	(579)	(392)
	$(5,428)	$(4,619)	$(2,145)
The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to loss from continuing operations before income taxes, as a result of the following:

	Fiscal Years
	2021	2020	2019

U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	7.6	4.0	0.5
Valuation allowance (1)	(58.3)	(29.4)	(14.5)
Foreign income taxes at other than U.S. rates	8.5	(0.6)	0.9
Work opportunity tax credits	0.2	0.4	7.2
Uncertain tax positions	0.2	(6.2)	1.0
Stock-based compensation	(0.6)	0.1	2.2
Capital loss	—	15.0	—
Loss on investment in Luxembourg	26.8	—	—
Other, net (2)	(0.8)	(1.7)	(8.7)
Effective tax rate	4.6%	2.6%	9.6%
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.
(2)The (0.8)% of Other, net in fiscal year 2021 does not include the rate impact of any items in excess of 5% of computed tax. The (1.7)% of Other, net in fiscal year 2020 includes the rate impact of goodwill derecognition and impairment and miscellaneous items of (1.2)% and (0.5)%, respectively. The (8.7)% of Other, net in fiscal year 2019 includes the rate impact of goodwill derecognition and miscellaneous items of (5.9)% and (2.8)%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2021	2020

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$8,523	$9,903
Net operating loss carryforwards	145,823	64,402
Tax credit carryforwards	37,433	37,072
Capital loss carryforwards	14,179	14,978
Deferred franchise fees	10,153	9,342
Operating lease liabilities	154,255	202,940
Financing lease liabilities	—	7,157
Other	12,608	8,214
Subtotal	382,974	354,008
Valuation allowance	(192,522)	(122,447)
Total deferred tax assets	$190,452	$231,561

Deferred tax liabilities:
Goodwill and intangibles	$(43,375)	$(40,904)
Operating lease assets	(150,573)	(197,304)
Other	(7,154)	(7,269)
Total deferred tax liabilities	(201,102)	(245,477)
Net deferred tax liability	$(10,650)	$(13,916)
Significant components of the valuation allowance which occurred during fiscal year 2021 are as follows:
•The Company recognized a tax loss on its investment in Luxembourg and established a corresponding valuation allowance of $34.4 million.
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
•In connection with the CARES Act, NOLs resulting from accounting periods which straddled December 31, 2017 are now considered definite-lived NOLs. Therefore, the Company established a U.S. valuation allowance against the NOLs generated during its fiscal year 2018 and recorded a net tax expense of $14.7 million in continuing operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At June 30, 2021, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $112.3, $26.9, $6.1 and $0.5 million, respectively. The Company's federal loss carryforward consists of $27.3 million that will expire from fiscal years 2034 to 2038 and $85.0 million that has no expiration. The state loss carryforwards consist of $23.5 million that will expire from fiscal years 2022 to 2041 and $3.4 million that has no expiration. The Canada loss carryforward will expire from fiscal years 2036 to 2041. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $37.4 million primarily consist of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2041.
The Company's capital loss carryforward of $14.2 million will expire in fiscal year 2025.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $11.1 million of undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company is no longer subject to Internal Revenue Service examinations for years before 2014. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$14,045	$2,763	$3,027
Additions based on tax positions related to the current year, primarily salon vendition activity and tax positions related to a capital loss	292	11,985	287
Additions/(reductions) based on tax positions of prior years	50	(223)	(154)
Reductions on tax positions related to the expiration of the statute of limitations	(529)	(480)	(397)
Balance at end of period	$13,858	$14,045	$2,763
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $0.9 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During each of the fiscal years 2021, 2020 and 2019, the Company recorded interest and penalties of approximately $0.1 million as additions to the accrual, net of the respective reversal of previously accrued interest and penalties. As of June 30, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.9 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
The discretionary employer contribution profit sharing portion of the RRSP is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, defined as 1,000 hours of service during the RRSP year, are employed by the Company on the last day of the RRSP year and are Salon Support employees, distribution center employees, field leaders, artistic directors or consultants, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component become 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service with participants becoming fully vested after six full years of service.
Nonqualified Deferred Salary Plan:
The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers and all other employees who are highly compensated as defined by the Code. The discretionary employer contribution portion of the Executive Plan is a profit sharing component in which a participant's interest becomes 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service with participants becoming fully vested after six full years of service. Certain participants within the Executive Plan also receive a matching contribution from the Company.
Regis Individual Secured Retirement Plan (RiSRP):
The Company maintains a Regis Individual Secured Retirement Plan (RiSRP), pursuant to which eligible employees may use post-tax dollars to purchase life insurance benefits. Salon Support employees at the director level and above qualify. The Company may make discretionary contributions on behalf of participants within the RiSRP, which may be calculated as a matching contribution. The participant is the owner of the life insurance policy under the RiSRP.
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2021, the Company's cumulative contributions to the ESPP totaled $11.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled zero for fiscal years 2021, 2020, and 2019.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2021	2020

	(Dollars in thousands)
Current portion (included in accrued liabilities)	$1,660	$302
Long-term portion (included in other non-current liabilities)	3,115	4,637
Total	$4,775	$4,939
The accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.3 and $0.1 million at June 30, 2021 and 2020, respectively.
The Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.4 million for fiscal years 2021, 2020 and 2019. Related obligations totaled $2.3 and $2.4 million at June 30, 2021 and 2020, respectively, with $0.5 million within accrued expenses at June 30, 2021 and 2020, and the remainder included in other non-current liabilities in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.     EARNINGS PER SHARE
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. As the Company is in a net loss basic earnings per share is equivalent to dilutive earnings per share.
For fiscal years 2021, 2020 and 2019, 636,310, 963,456 and 1,341,421 of common stock equivalents of dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Year
	2021	2020	2019

Equity-based compensation awards	2,322,006	315,312	118,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting, provides for the granting of nonqualified stock options (SOs), equity-based stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 3,818,895 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and SOs). As of June 30, 2021, a maximum of 3,341,011 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018 Plan generally include various acceleration terms, including upon retirement for participants aged sixty-two years or older or who are aged fifty-five or older and have 15 years of continuous service.
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
Under the 2018 Plan, 2016 Plan and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant. There were no SARs granted in fiscal year 2021.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2021, 2020 and 2019 were as follows:

	Fiscal Years
	2021	2020	2019

SOs (1)	$2.89	$—	$—
RSUs (1)	7.15	16.48	21.12
PSUs (1)	5.83	12.09	14.05
_______________________________________________________________________________
(1)The fair value of market-based SOs granted are estimated on the date of grant using either a Monte Carlo valuation model or a Black-Scholes valuation model. The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2021, 2020 and 2019 were as follows:

	Fiscal Years
	2021	2020	2019

Risk-free interest rate	0.16 - 0.78%	1.43%	2.31 - 2.68%
Expected volatility	44.9 - 66.8%	33.9%	34.2 - 34.6%
Expected dividend yield	—%	—%	—%
Expected term of share options	7.0 years	N/A	N/A
The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the market-based SOs, RSUs and PSUs granted. Expected volatility is established based on historical volatility of the Company's stock price. The Company uses historical data to estimate pre-vesting forfeiture rates. The expected term is the mid-point between shares vesting and expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2021	2020	2019

	(Dollars in thousands)
SARs & SOs	$456	$—	$1,497
RSUs & PSUs	2,798	3,275	7,506
Total stock-based compensation expense (recorded in G&A)	3,254	3,275	9,003
Less: Income tax benefit (1)	—	(688)	(1,891)
Total stock-based compensation expense, net of tax	$3,254	$2,587	$7,112
_______________________________________________________________________________
(1)Federal statutory income tax rate utilized of 0% due to a valuation allowance in fiscal year 2021 and of 21% utilized in fiscal years 2020 and 2019.
Stock Appreciation Rights & Stock Options:
SARs and SOs granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the April 2017 grant to the former Chief Executive Officer, which vested in full after two years. The SOs granted during fiscal year 2021 were granted in connection with the appointment of the Company's CEO and consist of options to purchase shares of the Company's common stock. The SOs are subject to both a four-year service-based condition and a performance-based vesting condition. Additionally, 0.4 million SOs are matching options that vest on the fourth anniversary of employment up to the number of RSUs the CEO still holds of the "sign-on" RSUs.
Activity for all the Company's outstanding SARs and SOs is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	SOs

Outstanding balance at June 30, 2020	1,285	—	$11.79
Granted	—	1,459	6.53
Forfeited/Expired	(187)	—	14.74
Exercised	(57)	—	10.84
Outstanding balance at June 30, 2021	1,041	1,459	$8.52	7.77	$2,100
Exercisable at June 30, 2021	1,041	—	$11.32	5.67	$(2,040)
Unvested awards, net of estimated forfeitures	—	1,459	$6.53	9.27	$4,129
As of June 30, 2021, there was $2.5 million of unrecognized expense related to SOs that is to be recognized over a weighted average period of 4.09 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units:
RSUs granted to employees under the 2018 Plan, 2016 Plan and 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a one, three or five year period subsequent to the grant date. The CEO, who was appointed in October 2020, was granted 0.4 million "sign-on" RSUs that vest pro-rata over one year. RSUs granted to non-employee directors under the 2018 Plan, 2016 Plan and 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2020	706	$17.72
Granted	896	7.15
Forfeited	(231)	16.00
Vested	(196)	16.12
Outstanding balance at June 30, 2021	1,175	$10.30	$10,998
Vested at June 30, 2021	262	$13.76	$2,452
Unvested awards, net of estimated forfeitures	800	$8.87	$7,488
As of June 30, 2021, there was $3.2 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 1.80 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period.
Activity for all of the Company's PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	PSUs

Outstanding balance at June 30, 2020	710	$13.90
Granted	62	5.83
Forfeited	(602)	13.52
Vested	(6)	25.11
Outstanding balance at June 30, 2021	164	$12.56	$1,535
Vested at June 30, 2021	—	$—	$—
Unvested awards, net of estimated forfeitures	141	$10.81	$1,320
PSUs granted in fiscal year 2021 have a performance period of three years, after which they will vest to the extent earned. There was $0.2 million of total unrecognized compensation expense related to the unvested awards to be recognized over 2.2 years.
PSUs granted in fiscal year 2020 have a performance period of three years, after which they will vest to the extent earned. There was $0.2 million of total unrecognized compensation expense related to the unvested awards to be recognized over 1.2 years.
PSUs granted in fiscal year 2019 have a performance period of three years, ending June 30, 2021. As of June 30, 2021, these awards have not been earned and will not vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained outstanding under the approved stock repurchase program.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2021	2020	2019

	(Dollars in thousands)
Foreign currency translation	$9,279	$7,391	$8,853
Unrealized gain on deferred compensation contracts	264	58	489
Accumulated other comprehensive income	$9,543	$7,449	$9,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.     SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. The Franchise reportable operating segment is comprised of 5,563 franchised salons located mainly in strip center locations and Walmart. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the United States and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The Company-owned salons reportable operating segment is comprised of 276 company-owned salons located mainly in strip center locations and Walmart. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the Company-owned salons segment.
Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Year Ended June 30, 2021
	Franchise	Company - owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$108,120	$—	$108,120
Product	56,699	34,845	—	91,544
Royalties and fees	88,057	—	—	88,057
Franchise rental income	127,392	—	—	127,392
	272,148	142,965	—	415,113
Operating expenses:
Cost of service	—	79,144	—	79,144
Cost of product	46,449	32,718	—	79,167
Site operating expenses	22,121	29,342	—	51,463
General and administrative	31,364	8,934	65,135	105,433
Rent	2,395	35,832	2,703	40,930
Franchise rent expense	127,392	—	—	127,392
Depreciation and amortization	1,049	14,730	6,934	22,713
Long-lived asset impairment	726	12,297	—	13,023
Total operating expenses	231,496	212,997	74,772	519,265
Operating income (loss)	40,652	(70,032)	(74,772)	(104,152)
Other (expense) income:
Interest expense	—	—	(13,813)	(13,813)
Loss from sale of salon assets to franchisees, net	—	—	(16,696)	(16,696)
Interest income and other, net	—	—	15,902	15,902
Income (loss) from continuing operations before income taxes	$40,652	$(70,032)	$(89,379)	$(118,759)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2020
	Franchise	Company-owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$331,538	$—	$331,538
Product	52,421	85,165	—	137,586
Royalties and fees	73,402	—	—	73,402
Franchise rental income	127,203	—	—	127,203
	253,026	416,703	—	669,729
Operating expenses:
Cost of service	—	222,279	—	222,279
Cost of product	40,032	44,666	—	84,698
Site operating expenses	13,341	58,202	—	71,543
General and administrative	33,725	24,638	72,590	130,953
Rent	872	72,921	2,589	76,382
Franchise rent expense	127,203	—	—	127,203
Depreciation and amortization	922	29,113	6,917	36,952
Long-lived asset impairment	1,712	20,848	—	22,560
TBG restructuring	2,333	—	—	2,333
Goodwill impairment	—	40,164	—	40,164
Total operating expenses	220,140	512,831	82,096	815,067
Operating income (loss)	32,886	(96,128)	(82,096)	(145,338)
Other (expense) income:
Interest expense	—	—	(7,522)	(7,522)
Loss from sale of salon assets to franchisees, net	—	—	(27,306)	(27,306)
Interest income and other, net	—	—	3,353	3,353
Income (loss) from continuing operations before income taxes	$32,886	$(96,128)	$(113,571)	$(176,813)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2019
	Franchise	Company - owned	Corporate(1)	Consolidated

	(Dollars in thousands)
Revenues:
Service	$—	$749,660	$—	$749,660
Product	59,905	165,713	—	225,618
Royalties and fees	93,761	—	—	93,761
	153,666	915,373	—	1,069,039
Operating expenses:
Cost of service	—	452,827	—	452,827
Cost of product	47,219	81,597	—	128,816
Site operating expenses	34,099	106,932	—	141,031
General and administrative	32,888	57,219	86,897	177,004
Rent	740	130,214	862	131,816
Depreciation and amortization	762	28,263	8,823	37,848
TBG restructuring	21,816	—	—	21,816
Total operating expenses	137,524	857,052	96,582	1,091,158
Operating income (loss)	16,142	58,321	(96,582)	(22,119)
Other (expense) income:
Interest expense	—	—	(4,795)	(4,795)
Gain from sale of salon assets to franchisees, net	—	—	2,918	2,918
Interest income and other, net	—	—	1,729	1,729
Income (loss) from continuing operations before income taxes	$16,142	$58,321	$(96,730)	$(22,267)
_______________________________________________________________________________
(1)Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with salon support, depreciation and amortization related to our corporate headquarters and unallocated insurance, benefit and compensation programs, including stock-based compensation.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2021		2020		2019
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$383,965	$23,014	$613,652	$56,532	$972,994	$75,789
Other countries	31,148	99	56,077	644	96,045	2,301
Total	$415,113	$23,113	$669,729	$57,176	$1,069,039	$78,090

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2021 based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company will be set forth in the sections titled "Item 1—Election of Directors" of the Company's 2021 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Information About Our Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2021 Proxy Statement, and are incorporated herein by reference.
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

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," "Fiscal 2021 Director Compensation Table," and "CEO Pay Ratio" of the Company's 2021 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2021 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2021 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2021 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2021 Proxy Statement and is incorporated herein by reference.

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

10(c)*	Separation and Consulting Agreement, dated July 1, 2021, between the Company and James Townsend.

10(d)*	Separation Agreement, dated December 7, 2020, between the Company and Eric Bakken. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on February 3, 2021.)

10(e)*
Offer Letter, between Felipe A. Athayde and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2020.)

10(f)*
Non-compete, Non-disclosure, Non-Solicitation and Non-Hire Agreement, between Felipe A. Athayde and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 8, 2020.)

10(g)*	Restricted Stock Unit Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde.

10(h)*	Matching Stock Option Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde.

10(i)*	Stock Option Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde.

10(j)*
Transition Services and Release Agreement, between Hugh E. Sawyer and Regis Corporation, dated September 4, 2020. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 8, 2020).

10(k)*	Employment Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(l)*
Restricted Stock Unit Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(m)*
Stock Appreciation Right Agreement, dated April 17, 2017, between the Company and Hugh E. Sawyer. (Incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(n)*
Employment Agreement dated December 1, 2014, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report of Form 10-K filed on August 31, 2020).

10(o)*	Restricted Stock Unit Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer.

10(p)*	Performance Units Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer.

10(q)*	Form of Restricted Stock Unit Agreement (Fiscal 2021 Executive Grants).

10(r)*
Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10(s)*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10(t)*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(u)*	Form of Stock Appreciation Right Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(v)*	Form of Performance Units Agreement (Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10(w)*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2017 and 2016 Executive Grants). (Incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(x)*	Form of Performance Units Agreement (Fiscal 2017 Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2017.)

10(y)*
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

10(aa)*
Senior Executive Severance Policy, dated May 18, 2020, Applicable to Senior Vice Presidents and Above Who Do Not Have an Employment Agreement. (Incorporated by reference to Exhibit 10.3.1 of the Company's Quarterly Report on Form 10-Q filed on June 18, 2020.)

10bb)
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

10(cc)
Amendment No. 1 to Credit Agreement dated as of April 25, 2018 by and among Regis Corporation, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 27, 2018.)

10(dd)
Amendment No. 2 to Credit Agreement dated as of May 15, 2020 by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 18, 2020.)

10(ee)
Amendment No. 3 to Credit Agreement dated as of July 29, 2020 by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K filed on August 31, 2020.)

10(ff)*	Form of Letter Agreement with Executive Officers (August 31, 2018). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(gg)*
Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(hh)*	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Grant, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(ii)*
Form of Performance Stock Unit Award (Annual Fiscal 2019 Executive Grants, Excluding Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(jj)*	Form of Performance Stock Unit Award (Annual Fiscal 2019, Hugh E. Sawyer). (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(kk)*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)

10(ll)*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(mm)*
Regis Corporation Stock Purchase and Matching RSU Program as amended and restated effective March 20, 2019, including form of SPMP and forms of Matching RSU Award Agreements. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10(nn)*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10(oo)*	Form of Restricted Stock Unit Award (Chad Kapadia September 1, and June 5, 2019). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 29, 2019.)

10(pp)
Second US and Canada Omnibus Settlement Agreement dated as of June 27, 2019, among Regis Corp., Regis, Inc., Regis Holdings (Canada), Ltd., and The Barbers, Hairstyling for Men & Women, Inc. ("Regis Entities"), on the one hand, and The Beautiful Group Management, LLC, The Beautiful Group Salons (Canada) Ltd., The Beautiful Group Holdings, LLC, Archetype Capital Group, LLC, The Beautiful Group Ventures, LLC, TBG IP Holder, LLC, and Regent Companies, LLC ("TBG Entities"), on the other hand. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 3, 2019.)

10(qq)
Open Market Sale AgreementSM, dated February 3, 2021, between the Company and Jefferies LLC. (Incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 (No. 333-252700.))

21	List of Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2021, formatted in iXBRL (included as Exhibit 101).
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

REGIS CORPORATION
By	/s/ FELIPE A. ATHAYDE
Felipe A. Athayde, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Chairman of the Board of Directors	Date: August 26, 2021

/s/ FELIPE A. ATHAYDE
Felipe A. Athayde, Director	Date: August 26, 2021

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 26, 2021

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 26, 2021

/s/ VIRGINIA GAMBALE
Virginia Gambale, Director	Date: August 26, 2021

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 26, 2021

/s/ MARK LIGHT
Mark Light, Director	Date: August 26, 2021

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: August 26, 2021