Form 10-Q
period 2021-09-30
REGIS CORP
filed 2021-11-04
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to be submit and post such files). Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2021: 45,370,007

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2021	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$45,508	$19,191
Receivables, net	21,833	27,372
Inventories	16,774	22,993
Other current assets	16,049	17,103
Total current assets	100,164	86,659

Property and equipment, net	22,588	23,113
Goodwill	229,007	229,582
Other intangibles, net	3,604	3,761
Right of use asset (Note 7)	573,475	611,880
Other assets	40,013	41,388
Total assets	$968,851	$996,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,784	$27,157
Accrued expenses	48,099	54,857
Short-term lease liability (Note 7)	113,585	116,471
Total current liabilities	182,468	198,485

Long-term debt, net (Note 8)	195,805	186,911
Long-term lease liability (Note 7)	480,769	518,866
Other non-current liabilities	69,999	75,075
Total liabilities	929,041	979,337
Commitments and contingencies (Note 5)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding 43,964,489 and 35,795,844 common shares at September 30, 2021 and June 30, 2021, respectively	2,198	1,790
Additional paid-in capital	58,310	25,102
Accumulated other comprehensive income	9,069	9,543
Accumulated deficit	(29,767)	(19,389)
Total shareholders' equity	39,810	17,046
Total liabilities and shareholders' equity	$968,851	$996,383
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2021 And 2020
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2021	2020

Revenues:
Royalties	$16,602	$11,405
Fees	3,265	2,042
Product sales to franchisees	8,008	13,742
Advertising fund contributions	8,114	4,509
Franchise rental income (Note 7)	33,762	32,283
Company-owned salon revenue	8,005	47,415
Total revenue	77,756	111,396
Operating expenses:
Cost of product sales to franchisees	8,112	10,678
General and administrative	21,789	26,148
Rent (Note 7)	1,803	13,225
Advertising fund expense	8,114	4,510
Franchise rent expense	33,762	32,283
Company-owned salon expense (1)	7,945	42,943
Depreciation and amortization	1,869	7,376
Long-lived asset impairment	163	5,824
Total operating expenses	83,557	142,987

Operating loss	(5,801)	(31,591)

Other (expense) income:
Interest expense	(3,306)	(3,762)
Loss from sale of salon assets to franchisees, net	(1,080)	(662)
Interest income and other, net	(239)	114

Loss from continuing operations before income taxes	(10,426)	(35,901)

Income tax benefit	48	635

Net loss	$(10,378)	$(35,266)

Net loss per share:
Basic and diluted:
Net loss per share, basic and diluted (2)	$(0.28)	$(0.98)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	36,850	35,908
_______________________________________________________________________________
(1)Includes cost of service and product sold to guests in our Company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to Company-owned salons.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three Months Ended September 30, 2021 And 2020
(Dollars in thousands)

	Three Months Ended September 30,
	2021	2020

Net loss	$(10,378)	$(35,266)
Foreign currency translation adjustments	(474)	502
Comprehensive loss	$(10,852)	$(34,764)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three Months Ended September 30, 2021 And 2020
(Dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(10,378)	(10,378)
Foreign currency translation	—	—	—	(474)	—	(474)
Issuance of common stock, net of offering costs	8,072,304	404	31,789	—	—	32,193
Stock-based compensation	—	—	1,678	—	—	1,678
Net restricted stock activity	96,341	4	(259)	—	—	(255)
Balance, September 30, 2021	43,964,489	$2,198	$58,310	$9,069	$(29,767)	$39,810

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(35,266)	(35,266)
Foreign currency translation	—	—	—	502	—	502
Stock-based compensation	—	—	(1,225)	—	—	(1,225)
Net restricted stock activity	40,067	2	(190)	—	—	(188)
Minority interest	—	—	—	—	15	15
Balance, September 30, 2020	35,665,783	$1,783	$20,596	$7,951	$59,211	$89,541
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2021 And 2020
(Dollars in thousands)

	Three Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,378)	$(35,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,574	6,087
Long-lived asset impairment	163	5,824
Deferred income taxes	(258)	(384)
Loss from sale of salon assets to franchisees, net	1,080	662
Stock-based compensation	1,678	(1,225)
Amortization of debt discount and financing costs	460	438
Other non-cash items affecting earnings	232	4
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(6,805)	(5,006)
Net cash used in operating activities	(12,254)	(28,866)

Cash flows from investing activities:
Capital expenditures	(1,524)	(3,811)
Proceeds from sale of assets to franchisees	—	3,735
Costs associated with sale of salon assets to franchisees	—	(125)
Net cash used in investing activities	(1,524)	(201)

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—
Repayments of revolving credit facility	(1,106)	—
Proceeds from issuance of common stock, net of offering costs	32,193	—
Taxes paid for shares withheld	(255)	(187)
Distribution center lease payments	—	(238)
Net cash provided by (used in) financing activities	40,832	(425)

Effect of exchange rate changes on cash and cash equivalents	(148)	88

Increase (decrease) in cash, cash equivalents, and restricted cash	26,906	(29,404)

Cash, cash equivalents and restricted cash:
Beginning of period	29,152	122,880
End of period	$56,058	$93,476
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2021 and for the three months ended September 30, 2021 and 2020, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2021 and its consolidated results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2021 and other documents filed or furnished with the SEC during the current fiscal year.
COVID-19 Impact:
During the period ended September 30, 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue. As a result, COVID-19 has, and may continue to have, a negative affect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited one distribution center in the quarter and plans to exit its other distribution center in fiscal year 2022. To facilitate the exit, the Company is selling inventory at discounts and disposing of hard-to-sell products. Additionally, the reduction in company-owned salons decreases the Company's ability to re-distribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of September 30, 2021 and June 30, 2021 was $8.8 and $11.8 million, respectively.

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
The Company assesses impairment of long-lived salon assets and right of use (ROU) assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in the use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted salon cash flows are compared to the carrying value of the salon assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. See Note 7 of the unaudited Condensed Consolidated Financial Statements for further discussion related to the ROU asset impairment.
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
Goodwill:
As of September 30, 2021 and June 30, 2021, the Franchise reporting unit had $229.0 and $229.6 million, respectively, of goodwill. The change in goodwill for the three months ended September 30, 2021 is due to foreign currency translation. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An interim impairment analysis was not required in the three months ended September 30, 2021.
The Company performs its annual impairment assessment as of April 30. For the fiscal year 2021 annual impairment assessment, the Company performed a Step 1 impairment test for the Franchise reporting unit. The Company compared the carrying value of the Franchise reporting unit, including goodwill, to the estimated fair value. The results of this assessment indicated that the estimated fair value of the Company's Franchise reporting unit significantly exceeded the carrying value.

Classification of Revenue and Expenses:
Beginning in the first quarter of fiscal year 2022, the Company adjusted its Statement of Operations for both periods presented to align the presentation of results to its franchise-focused business. Below is a summary of the changes to the financial statement captions. The change does not have a financial impact on the Company's reported revenue, operating loss, reported net loss or cash flows from operations.
Royalties - sales-based royalty received from franchisees. In prior years, these fees were included in Royalties and Fees and disclosed in the footnotes.
Fees - fees received from franchisees and third parties, including franchise fees, software and hardware fees related to Opensalon® Pro and fees received from the third-party distributors.
Product sales to franchisees - wholesale product sales to franchisees. This caption equates to Product sales in the Franchise segment in prior years. The Company is changing its franchise product sales business in fiscal year 2022 from a wholesale distribution model to a third-party distribution model. This revenue is expected to decrease significantly during fiscal year 2022.
Advertising fund contributions - sales-based advertising fund contributions received from franchisees. In prior years, these fees were included in Royalties and Fees and disclosed in the footnotes.
Company-owned salon revenue - service revenue and revenue derived from sales of product in Company-owned salons. This caption equates to revenue reported in the Company-owned segment in prior periods.
Cost of product sales to franchisees - direct cost of inventory and freight and other costs of sales. In prior years, these sales were included in the Franchise segment cost of product and site operating expenses.
Company-owned salon expense - cost of service and product sold to guests in our Company-owned salons and other salon-related costs. In prior years, these costs were classified as Company-owned segment cost of service, cost of product and site operating expenses. Excluded from this caption are general and administrative expense, rent and depreciation and amortization related to company-owned salons.
Depreciation:
Depreciation expense in the three months ended September 30, 2021 and 2020 include $0.3 and $1.3 million of asset retirement obligations, which are cash expenses.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized at point of sale
Product sales to franchisees are recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected within 30 to 90 days of delivery. Company-owned salon revenues are recognized at the time when the services are provided or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns.
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, which is typically ten years. Software fees are recognized over the term of the SaaS agreement. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	September 30, 2021	June 30, 2021	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$14,612	$19,112	Receivables, net
Broker fees	18,272	19,254	Other assets

Deferred revenue:
Current
Gift card liability	$2,150	$2,240	Accrued expenses
Deferred franchise fees unopened salons	31	40	Accrued expenses
Deferred franchise fees open salons	5,901	5,884	Accrued expenses
Total current deferred revenue:	$8,082	$8,164
Non-current
Deferred franchise fees unopened salons	$5,824	$6,571	Other non-current liabilities
Deferred franchise fees open salons	31,101	32,365	Other non-current liabilities
Total non-current deferred revenue	$36,925	$38,936

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

Balance as of June 30, 2021	$7,774
Provision for doubtful accounts (1)	237
Provision for franchisee rent (2)	364
Reclass of accrued rent (3)	396
Write-offs	(102)
Balance as of September 30, 2021	$8,669
_______________________________________________________________________________
(1)The provision for doubtful accounts is recognized as General and administrative expense in the unaudited Condensed Consolidated Statement of Operations.
(2)The provision for franchisee rent is recognized as Rent in the unaudited Condensed Consolidated Statement of Operations.
(3)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2021. The amounts were billed in fiscal year 2022 and the related accrual was reclassified to the allowance for doubtful accounts.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2021	$19,254
Additions	25
Amortization	(862)
Write-offs	(145)
Balance as of September 30, 2021	$18,272
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2021 and 2020 was $1.6 and $1.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2021 is as follows (in thousands):

Remainder of 2022	$4,391
2023	5,866
2024	5,631
2025	5,246
2026	4,776
Thereafter	11,092
Total	$37,002

3.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three months ended September 30, 2021, the Company granted one equity award as follows:

Three Months Ended September 30, 2021

Restricted stock units	2,987
The RSUs granted during the three months ended September 30, 2021 vest on October 27, 2021 and were granted to a Board member who joined the Company during the quarter.
Total compensation cost for stock-based payment arrangements totaling $1.7 and $(1.2) million for the three months ended September 30, 2021 and 2020, respectively, was recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the three months ended September 30, 2020, stock compensation includes a $2.4 million benefit from the forfeiture of awards related to the departure of the Company's former CEO.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2021, the Company raised gross proceeds of $33.2 million related to the "at-the-market" offering and paid fees to sales agents and other fees of $1.0 million. On September 29, 2021, the Company sold 1.2 million shares for net proceeds of $5.0 million, which settled on October 1, 2021. The settlement occurred in the second quarter so it is excluded from interim unaudited Condensed Consolidated Statement of Shareholders' Equity and Cash Flows. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies.

4.     INCOME TAXES:
 A summary of income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended September 30,
	2021	2020

	(Dollars in thousands)

Income tax benefit	$48	$635
Effective tax rate	0.5%	1.8%
The recorded tax provisions and effective tax rates for the three months ended September 30, 2021 and 2020 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance.
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

5.     COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. In addition, our existing point-of-sale system supplier had challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a commercial services agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, Opensalon® Pro. The Company's accrual related to the agreement was $3.0 million as of September 30, 2021 and June 30, 2021.

6.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	September 30, 2021	June 30, 2021

	(Dollars in thousands)

Cash and cash equivalents	$45,508	$19,191
Restricted cash, included in other current assets (1)	10,550	9,961
Total cash, cash equivalents and restricted cash	$56,058	$29,152
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

7.    LEASES:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from 1 to 20 years with many leases renewable for an additional 5 to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Three Months Ended September 30,
	2021	2020

	(Dollars in thousands)

Office and warehouse rent	$1,669	$1,203
Lease termination expense (1)	1,340	5,554
Lease liability benefit (2)	(2,431)	(6,061)
Franchise salon rent	329	718
Company-owned salon rent	896	11,811
Total	$1,803	$13,225
_______________________________________________________________________________
(1)During the three months ended September 30, 2021, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.4 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. For the three months ended September 30, 2020, lease termination fees includes $2.5 million of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations and $3.1 million to accrue future lease payments for salons that are no longer operating.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2021 and 2020, franchise rental income and franchise rent expense were $33.8 and $32.3 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration. All lease-related costs are passed through to the franchisees.

For salon operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. The Company's consolidated ROU asset balance was $573.5 and $611.9 million as of September 30, 2021 and June 30, 2021, respectively. For leases classified as operating leases, expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.38 and 6.44 years and the weighted average discount rate was 4.14% and 4.11% for all salon operating leases as of September 30, 2021 and June 30, 2021, respectively.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include: the market rent of comparable properties based on recently negotiated leases as applicable, the asset group's projected sales for properties with no recently negotiated leases, and a discount rate.
In the three months ended September 30, 2021 and 2020, the Company recognized a long-lived impairment charge of $0.2 and $5.8 million, respectively, which included $0.1 and $4.6 million, respectively, related to the ROU assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded for the three months ended September 30, 2021 were primarily the result of triggering events identified on certain underperforming salons, salons that were identified to close in the year, and certain salons where franchisees were unable to fulfill their rent obligations. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. Our projections of future operating performance do not anticipate future salon closures due to the COVID-19 pandemic. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore; if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of September 30, 2021, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

Remainder of 2022	$96,767	$4,460	$2,071	$103,298	$(96,767)	$6,531
2023	115,343	4,944	2,365	122,652	(115,343)	7,309
2024	100,818	3,005	1,486	105,309	(100,818)	4,491
2025	84,740	1,013	1,525	87,278	(84,740)	2,538
2026	71,674	566	1,563	73,803	(71,674)	2,129
Thereafter	177,274	904	6,498	184,676	(177,274)	7,402
Total future obligations	$646,616	$14,892	$15,508	$677,016	$(646,616)	$30,400
Less amounts representing interest	79,466	925	2,271	82,662
Present value of lease liabilities	$567,150	$13,967	$13,237	$594,354
Less current lease liabilities	106,010	5,407	2,168	113,585
Long-term lease liabilities	$461,140	$8,560	$11,069	$480,769

8.    FINANCING ARRANGEMENTS:
The Company's long-term debt consists of the following:
Revolving Credit Facility

	Maturity Date	September 30, 2021	September 30, 2021	June 30, 2021

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Revolving credit facility	2023	5.00%	$195,805	$186,911
At September 30, 2021, cash and cash equivalents totaled $45.5 million. As of September 30, 2021, the Company has $195.8 million of outstanding borrowings under a $293.3 million revolving credit facility. The credit facility decreased $1.1 million from $294.4 million as of June 30, 2021 in accordance with the bulk sale provisions in the revolving credit facility agreement, due to the sale of secured inventory related to our transition to third-party distribution partners. At September 30, 2021, the Company had outstanding standby letters of credit under the revolving credit facility of $15.7 million, primarily related to the Company's self-insurance program. The unused available credit under the revolving credit facility was $81.8 million as of September 30, 2021. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of September 30, 2021. Total liquidity per the agreement was $148.2 million as of September 30, 2021. The revolving credit facility has a minimum liquidity covenant of $75.0 million. As of September 30, 2021, the Company had cash, cash equivalents and restricted cash of $56.1 million and current liabilities of $182.5 million.
The Company was in compliance with all covenants and other requirements of the financing arrangements as of September 30, 2021 and believes it will continue to be in compliance for at least one year from the filing date.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2021 and June 30, 2021, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets and accounts payable approximated their carrying values. The estimated fair values of the Company's debt is based on Level 2 inputs.
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
The following impairments were based on fair values using Level 3 inputs:

	Three Months Ended September 30,
	2021	2020

	(Dollars in thousands)

Long-lived asset impairment (1)	$163	$5,824
_______________________________________________________________________________
(1)See Note 1 to the unaudited Condensed Consolidated Financial Statements.

10.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes. Beginning in fiscal year 2022, corporate costs are included within the Franchise segment to reflect how the chief operating decision maker reviews the business.
The Company's reportable operating segments consisted of the following salons:

	September 30, 2021	June 30, 2021

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,676	1,666
Supercuts	2,369	2,386
Portfolio Brands	1,391	1,357
Total North American salons	5,436	5,409
Total International salons (1)	151	154
Total Franchise salons	5,587	5,563
as a percent of total Franchise and Company-owned salons	96.9%	95.3%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	67	91
Supercuts	24	35
Portfolio Brands	88	150
Total Company-owned salons	179	276
as a percent of total Franchise and Company-owned salons	3.1%	4.7%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	77	78

Grand Total, System-wide	5,843	5,917
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of September 30, 2021, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended September 30, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$16,602	$—	$16,602
Fees	3,265	—	3,265
Product sales to franchisees	8,008	—	8,008
Advertising fund contributions	8,114	—	8,114
Franchise rental income	33,762	—	33,762
Company-owned salon revenue	—	8,005	8,005
Total revenue	69,751	8,005	77,756

Operating expenses:
Cost of product sales to franchisees	8,112	—	8,112
General and administrative	21,243	546	21,789
Rent	1,677	126	1,803
Advertising fund expense	8,114	—	8,114
Franchise rent expense	33,762	—	33,762
Company-owned salon expense	—	7,945	7,945
Depreciation and amortization	1,623	246	1,869
Long-lived asset impairment	—	163	163
Total operating expenses	74,531	9,026	83,557
Operating loss	$(4,780)	$(1,021)	$(5,801)

	Three Months Ended September 30, 2020
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$11,405	$—	$11,405
Fees	2,042	—	2,042
Product sales to franchisees	13,742	—	13,742
Advertising fund contributions	4,509	—	4,509
Franchise rental income	32,283	—	32,283
Company-owned salon revenue	—	47,415	47,415
Total revenue	63,981	47,415	111,396

Operating expenses:
Cost of product sales to franchisees	10,678	—	10,678
General and administrative	23,171	2,977	26,148
Rent	1,279	11,946	13,225
Advertising fund expense	4,510	—	4,510
Franchise rent expense	32,283	—	32,283
Company-owned salon expense	—	42,943	42,943
Depreciation and amortization	2,294	5,082	7,376
Long-lived asset impairment	610	5,214	5,824
Total operating expenses	74,825	68,162	142,987
Operating loss	$(10,844)	$(20,747)	$(31,591)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2021 Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
MANAGEMENT'S OVERVIEW
Regis Corporation (RGS) franchises technology-enabled hairstyling and hair care salons throughout the United States, Puerto Rico and the United Kingdom. As of September 30, 2021, the Company franchised, owned or held ownership interests in 5,843 worldwide locations. Our locations consisted of 5,766 system-wide North American and international salons, and in 77 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2021, the Company had 1,172 employees worldwide.
Impact of COVID-19 on Business Operations
During the period ended September 30, 2021, the COVID-19 pandemic had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue. As a result, COVID-19 has, and may continue to have, a negative affect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants, and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing brands, and in line with its capital-light business, a new merchandise strategy to outsource product distribution was adopted in the third quarter of fiscal year 2021. The Company is shifting its product business from a wholesale model to a third-party distribution model. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company will receive a fee from the third-party distributors which is included in Fees on the interim unaudited Condensed Consolidated Statement of Operations. The change is expected to result in product sales to franchisees providing significantly less revenue by the end of fiscal year 2022. Cost of product sales to franchisees and general and administrative expense are expected to decrease once the transition is complete which is expected to be by the end of fiscal year 2022.
CRITICAL ACCOUNTING POLICIES
The interim unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the interim unaudited Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the interim unaudited Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our interim unaudited Condensed Consolidated Financial Statements.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2021 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under "Critical Accounting Policies" in Part II, Item 7 of our June 30, 2021 Annual Report on Form 10-K. Our policies related to revenue recognition guidance can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
System-wide results
As an asset-light franchise platform, our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance.
System-wide same-store sales (1) by concept are detailed in the table below:

	Three Months Ended September 30,
	2021	2020

SmartStyle	17.0%	(33.9)%
Supercuts	30.5	(33.4)
Portfolio Brands	18.5	(30.2)
Consolidated system-wide same-store sales	23.2%	(32.6)%
_______________________________________________________________________________
(1)Fiscal year 2022 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal year 2021 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the increase (decrease) is measured in basis points.

	Three Months Ended September 30,
	2021	2020	2021	2020	2021

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$16.6	$11.4	21.4%	10.3%	1,110
Fees	3.3	2.0	4.2	1.8	240
Product sales to franchisees	8.0	13.7	10.3	12.3	(200)
Advertising fund contributions	8.1	4.5	10.4	4.0	640
Franchise rental income	33.8	32.3	43.4	29.0	1,440
Company-owned salon revenue	8.0	47.4	10.3	42.6	(3,230)

Cost of product sales to franchisees (2)	8.1	10.7	101.3	78.1	2,320
General and administrative	21.8	26.1	28.0	23.4	460
Rent	1.8	13.2	2.3	11.8	(950)
Advertising fund expense	8.1	4.5	10.4	4.0	640
Franchise rent expense	33.8	32.3	43.4	29.0	1,440
Company-owned salon expense	7.9	42.9	10.2	38.5	(2,830)
Depreciation and amortization	1.9	7.4	2.4	6.6	(420)
Long-lived asset impairment	0.2	5.8	0.3	5.2	(490)

Operating loss (3)	(5.8)	(31.6)	(7.5)	(28.4)	2,090

Interest expense	(3.3)	(3.8)	(4.2)	(3.4)	(80)
Loss from sale of salon assets to franchisees, net	(1.1)	(0.7)	(1.4)	(0.6)	(80)
Interest income and other, net	(0.2)	0.1	(0.3)	0.1	(40)

Income tax benefit (4)	—	0.6	0.5	1.8	N/A

Net loss (3)	(10.4)	(35.3)	(13.4)	(31.7)	1,830
_______________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Excludes depreciation and amortization expense.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(4)Computed as a percent of loss from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues
Consolidated revenues primarily include franchise royalties, fees, product sales to franchisees, advertising contributions, rental income, and service and product sales in company-owned salons. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Three Months Ended September 30,
	2021	2020

	(Dollars in thousands)

Franchise:
Royalties	$16,602	$11,405
Fees	3,265	2,042
Product sales to franchisees	8,008	13,742
Advertising fund contributions	8,114	4,509
Franchise rental income	33,762	32,283
Total, Franchise	$69,751	$63,981
Franchise same-store sales (1)	23.7%	(31.9)%

Total, Company-owned salons	$8,005	$47,415

Consolidated revenues	$77,756	$111,396
Percent change from prior year (2)	(30.2)%	(54.9)%
_______________________________________________________________________________
(1)Franchise same-store sales in fiscal year 2022 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Franchise same-store sales in fiscal year 2021 are calculated as the total change in sales for franchise locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
(2)Decrease due to the Company's strategic shift from a company-owned salon business to an asset-light franchise model.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Consolidated Revenues
Consolidated revenues are primarily comprised of royalties, fees, advertising fund contributions, franchise product sales, rental income and company-owned salon revenue.
Consolidated revenue decreased $33.6 million, or 30.2%, for the three months ended September 30, 2021. Royalty revenue increased $5.2 million in the three months ended September 30, 2021 due to higher franchise system-wide sales and higher franchise salon counts. During the twelve months ended September 30, 2021, 692 salons were sold to franchisees and 799 and 31 system-wide salons were closed and constructed, respectively (2022 Net Salon Count Changes). During the three months ended September 30, 2021, company-owned salon revenue decreased $39.4 million due primarily to the sale of salons to franchisees and salon closures. For the three months ended September 30, 2021, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $35.3 million.
Royalties
During the three months ended September 30, 2021, royalties increased $5.2 million, or 45.6%, primarily due to the increase in franchise salons and higher franchise system-wide sales. Total franchised locations open at September 30, 2021 were 5,587 as compared to 5,226 at September 30, 2020.
Fees
During the three months ended September 30, 2021, fees increased $1.3 million, primarily due to the increase in franchise salons and an increase in salons running Opensalon® Pro.
Product Sales to Franchisees
Product sales to franchisees decreased $5.7 million, or 41.6%, during the three months ended September 30, 2021, primarily due to the Company's shift to third-party distribution partners. The Company expects revenue from product sales to decrease significantly during fiscal year 2022.
Advertising Fund Contributions
Advertising fund contributions increased $3.6 million, or 80.0%, during the three months ended September 30, 2021, primarily due to the increase in franchise salon count and system-wide sales.
Franchise Rental Income
During the three months ended September 30, 2021, franchise rental income increased $1.5 million, or 4.6%, primarily due to the increase in franchise salon count.
Company-owned Salon Revenue
Company-owned salon revenue decreased $39.4 million due to the decrease in Company-owned salons as a result of the sale of salons to franchisees and salon closures, a decline in product sales, and exiting our third-party logistic revenue.
Cost of Product Sales to Franchisees
The 2,320 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2021 was primarily due to the Company reducing prices to liquidate inventory at its distribution centers to facilitate exiting the distribution centers.
General and Administrative
The decrease of $4.3 million, or 16.5%, in general and administrative expense during the three months ended September 30, 2021 was primarily due to lower administrative and field management salaries due to reductions in headcount as we align our cost structure with our transition to an asset-light franchise model. Additionally, bad debt expense decreased $2.1 million year-over-year. These decreases were offset by an increase in stock compensation expense of $2.9 million, due primarily to a $2.4 million benefit from the forfeiture of awards related to the departure of the Company's former CEO in fiscal year 2021.

Rent
The decrease of $11.4 million, or 86.4%, in rent expense during the three months ended September 30, 2021 was primarily due to the net reduction in the number of company-owned salons. Partially offsetting the decrease is a $1.3 million broker fee incurred this fiscal year related to exiting the Company's distribution centers.
Advertising Fund Expense
Advertising fund expense increased $3.6 million, or 80.0%, during the three months ended September 30, 2021, primarily due to the increase in franchise salon count and system-wide sales.
Franchise Rent Expense
During the three months ended September 30, 2021, franchise rent expense increased $1.5 million, or 4.6%, primarily due to the increase in franchise salon count.
Company-owned Salon Expense
Company-owned salon expense for the three months ended September 30, 2021 decreased $35.0 million, or 81.6%, primarily due to the reduction in company-owned salons.
Depreciation and Amortization
The decrease of $5.5 million, or 74.3%, in depreciation and amortization during the three months ended September 30, 2021 was primarily due to the net reduction in company-owned salon counts and no depreciation expense in the current year related to the distribution center assets that were derecognized in the third quarter of fiscal year 2021.
Long-Lived Asset Impairment
In the three months ended September 30, 2021 and 2020, the Company recorded a long-lived asset impairment charge of $0.2 and $5.8 million, respectively, which included a ROU asset impairment charge of $0.1 and $4.6 million, respectively, and salon asset impairment of $0.1 and $1.2 million, respectively. The decrease in long-lived asset impairment is primarily due to more salons being impaired in prior periods.
Interest Expense
The $0.5 million decrease in interest expense for the three months ended September 30, 2021 was primarily due to a lower interest rate in fiscal year 2022.
Loss from Sale of Salon Assets to Franchisees, net
The $0.4 million increase in the loss from the sale of salon assets to franchisees, net in the three months ended September 30, 2021 was primarily due to no proceeds being received for the salons sold in fiscal year 2022 compared to $3.7 million of proceeds in fiscal year 2021.
Interest Income and Other, net
The decrease of $0.3 million in interest income and other, net during the three months ended September 30, 2021 was primarily due to the foreign exchange loss of $0.3 million in fiscal year 2022 compared to no loss in fiscal year 2021.
Income Tax Benefit
During the three months ended September 30, 2021, the Company recognized a tax benefit of $0.05 million, with a corresponding effective tax rate of 0.5% as compared to recognizing a tax benefit of $0.6 million, with a corresponding effective tax rate of 1.8% during the three months ended September 30, 2020.
See Note 4 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 10 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) (1)

	(Dollars in millions)

Royalties	$16.6	$11.4	$5.2
Fees	3.3	2.0	1.3
Product sales to franchisees	8.0	13.7	(5.7)
Advertising fund contributions	8.1	4.5	3.6
Franchise rental income	33.8	32.3	1.5
Total franchise revenue (1)	$69.8	$64.0	$5.8

Franchise same-store sales (2)	23.7%	(31.9)%

Operating loss	$(4.8)	$(10.8)	$6.0
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(2)Franchise same-store sales in fiscal year 2022 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Franchise same-store sales in fiscal year 2021 are calculated as the total change in sales for franchise locations for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
Franchise Revenues
Franchise salon revenues increased $5.8 million during the three months ended September 30, 2021. The increase in franchise salon revenue during the three months ended September 30, 2021 was primarily due to higher royalties and advertising contributions due to an increase in salon count and system-wide sales. During the twelve months ended September 30, 2021, franchisees constructed (net of relocations) and closed 27 and 358 Franchise-owned salons, respectively, and purchased 692 salons from the Company during the same period. The increase in royalties and advertising contributions was partially offset by a decline in franchise product sales, which the Company expects revenue to significantly decrease throughout fiscal year 2022 due to the Company exiting its whole-sale product business.
Franchise Operating Loss
During the three months ended September 30, 2021, franchise salon operations generated an operating loss of $4.8 million, a $6.0 million improvement from the prior comparable period. The improvement in the three months ended September 30, 2021 was primarily due to an increase in royalties and reduced general and administrative expense related primarily to salaries and bad debt expense.

Company-owned Salons

	Three Months Ended September 30,
	2021	2020	(Decrease) Increase (1)

	(Dollars in millions)

Total revenue	$8.0	$47.4	$(39.4)
Operating loss	(1.0)	(20.7)	19.7
Total company-owned salons	179	1,308	(1,129)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Company-owned Salon Revenues
Company-owned salon revenues decreased $39.4 million during the three months ended September 30, 2021, primarily due to the 2022 Net Salon Count Changes.
Company-owned Salon Operating Loss
During the three months ended September 30, 2021, company-owned salon operating loss improved $19.7 million compared to the prior comparable period. The improvement in the loss during the three months ended September 30, 2021 was primarily due to reduced general and administrative expense primarily related to salaries and a decrease in marketing expense.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, proceeds from sale of salons sold to franchisees, and our borrowing agreements are our most significant sources of liquidity.
As of September 30, 2021, cash and cash equivalents were $45.5 million, with $42.3 and $3.2 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $293.3 million five-year revolving credit facility that expires in March 2023, of which $81.8 million was available as of September 30, 2021. The revolving credit facility has a minimum liquidity covenant of $75.0 million (see Note 8 to the unaudited Condensed Consolidated Financial Statements).
Additionally, on February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies. Such strategies may include positioning the Company for potential expansion through targeted industry acquisitions and alternatives to fund additional capital investment requirements related to potential partnership opportunities to facilitate continued growth of our proprietary technology, Opensalon® Pro. During the three months ended September 30, 2021, the Company issued 8.1 million shares and received net proceeds of $32.2 million. On September 29, 2021, the Company sold 1.2 million shares for net proceeds of $5.0 million, which settled on October 1, 2021.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, capital expenditures, credit facilities and borrowing arrangements, and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes to the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2021, cash used in operating activities was $12.3 million. Cash used in operations decreased due to higher royalties and lower general and administrative expense. These cash inflows were partially offset by the Company's bonus payment of $2.1 million to non-executives paid during the first quarter. In the prior year, bonuses were paid in the second quarter.
Cash Flows from Investing Activities
During the three months ended September 30, 2021, cash used in investing activities of $1.5 million was due to capital expenditures primarily related to internally-developed capitalized software.
Cash Flows from Financing Activities
During the three months ended September 30, 2021, cash provided by financing activities was $40.8 million, primarily as a result of net proceeds of $32.2 million related to the issuance of common stock and a net $8.9 million draw on the Company's revolving credit facility.
Financing Arrangements
See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2021	83.1%
June 30, 2021	91.6%
_______________________________________________________________________________
(1)Debt includes long-term debt. It excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of September 30, 2021 as compared to June 30, 2021, was primarily due to the increase in shareholders' equity as a result of the common stock issued in the quarter
Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2021, the Company issued 8.1 million shares for net proceeds of $32.2 million.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2021, the Company did not repurchase any shares. As of September 30, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, including any adverse impact from the Delta variant; the impact of the COVID-19 pandemic on our key suppliers; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes and fashion trends; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; new merchandising strategy; our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; the ability to operate or sell the salons transferred back from TBG; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; Opensalon® Pro may not yield the intended results; compliance with credit facility covenants and access to the existing revolving credit facility; ability to re-finance our existing credit facility or the ability to re-finance at a similar rate; our capital investments in technology may not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2021 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business and similar to certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations (See Note 5 to the unaudited Condensed Consolidated Financial Statements). Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2021, the Company issued 8.1 million shares for proceeds of $33.2 million offset by fees of $1.0 million.
The following table shows the stock issuance activity for the three months ended September 30, 2021:

Period	Total Number of Shares Issued	Average Price per Share	Total Number of Shares Issued As Part of Publicly Announced Plans	Gross Proceeds Received in Q1

7/1/21 - 7/31/21	—	$—	—	$—
8/1/21 - 8/31/21	46,212	5.99	46,212	276,593
9/1/21 - 9/28/21	8,026,092	4.11	8,072,304	32,960,804
Total	8,072,304	$4.12	8,072,304	$33,237,397
On September 29, 2021, the Company sold 1.2 million shares for net proceeds of $5.0 million, which settled on October 1, 2021. The settlement occurred in the second quarter, so it is excluded from the table above. Including the shares settled in the second quarter, $11.6 million remains under the prospectus supplement, which equates to 3.3 million shares based on the share price as of September 30, 2021.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of September 30, 2021, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At September 30, 2021, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2022.

Item 5. Other Information
As previously disclosed in the Company’s definitive proxy statement for its 2021 annual meeting of shareholders filed September 13, 2021, the Compensation Committee of the Board approved certain fiscal 2022 long term incentive awards to the Company’s continuing executive officers, which will be granted in the form of stock options and cash-settled stock appreciation rights (SARs) on November 5, 2021. The forms of awards agreements for the stock options and SARs are filed as Exhibits 10.1 and 10.2, respectively.

Item 6.  Exhibits

Exhibit 10.1	Form of Stock Option Award Agreement (Annual Executive Grants).
Exhibit 10.2	Form of Cash-Settled SAR Agreement (Annual Executive Grants).
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2021, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)