Form 10-Q
period 2021-12-31
REGIS CORP
filed 2022-02-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 28, 2022: 45,490,592

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2021	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$35,442	$19,191
Receivables, net	16,624	27,372
Inventories	16,008	22,993
Other current assets	15,439	17,103
Total current assets	83,513	86,659

Property and equipment, net	22,244	23,113
Goodwill	229,028	229,582
Other intangibles, net	3,474	3,761
Right of use asset (Note 7)	548,598	611,880
Other assets	39,301	41,388
Total assets	$926,158	$996,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,579	$27,157
Accrued expenses	39,041	54,857
Short-term lease liability (Note 7)	110,597	116,471
Total current liabilities	168,217	198,485

Long-term debt, net (Note 8)	194,177	186,911
Long-term lease liability (Note 7)	457,924	518,866
Other non-current liabilities	67,552	75,075
Total liabilities	887,870	979,337
Commitments and contingencies (Note 5)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding 45,490,074 and 35,795,844 common shares at December 31, 2021 and June 30, 2021, respectively	2,277	1,790
Additional paid-in capital	61,601	25,102
Accumulated other comprehensive income	9,105	9,543
Accumulated deficit	(34,695)	(19,389)
Total shareholders' equity	38,288	17,046
Total liabilities and shareholders' equity	$926,158	$996,383
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three And Six Months Ended December 31, 2021 And 2020
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenues:
Royalties	$16,125	$12,749	$32,726	$24,154
Fees	4,867	2,438	8,132	4,480
Product sales to franchisees	2,428	14,236	10,436	27,978
Advertising fund contributions	8,021	4,715	16,136	9,224
Franchise rental income (Note 7)	33,772	32,285	67,534	64,568
Company-owned salon revenue	5,043	37,897	13,048	85,312
Total revenue	70,256	104,320	148,012	215,716
Operating expenses:
Cost of product sales to franchisees	3,419	11,324	11,532	22,003
General and administrative	15,984	26,690	37,773	52,837
Rent (Note 7)	3,088	12,902	4,891	26,127
Advertising fund expense	8,021	4,715	16,136	9,224
Franchise rent expense	33,772	32,285	67,534	64,568
Company-owned salon expense (1)	5,067	33,611	13,011	76,554
Depreciation and amortization	1,980	6,388	3,849	13,764
Long-lived asset impairment	52	3,160	215	8,984
Total operating expenses	71,383	131,075	154,941	274,061

Operating loss	(1,127)	(26,755)	(6,929)	(58,345)

Other (expense) income:
Interest expense	(3,449)	(3,701)	(6,755)	(7,463)
Loss from sale of salon assets to franchisees, net	(615)	(3,226)	(1,695)	(3,888)
Interest income and other, net	99	403	(140)	517

Loss from operations before income taxes	(5,092)	(33,279)	(15,519)	(69,179)

Income tax benefit	164	400	213	1,035

Net loss	$(4,928)	$(32,879)	$(15,306)	$(68,144)

Net loss per share:
Basic and diluted:
Net loss per share, basic and diluted (2)	$(0.11)	$(0.92)	$(0.37)	$(1.90)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	45,721	35,931	41,274	35,889
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three And Six Months Ended December 31, 2021 And 2020
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net loss	$(4,928)	$(32,879)	$(15,306)	$(68,144)
Foreign currency translation adjustments	36	835	(438)	1,337
Comprehensive loss	$(4,892)	$(32,044)	$(15,744)	$(66,807)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Six Months Ended December 31, 2021 And 2020
(Dollars in thousands)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2021	43,964,489	$2,198	$58,310	$9,069	$(29,767)	$39,810
Net loss	—	—	—	—	(4,928)	(4,928)
Foreign currency translation	—	—	—	36	—	36
Issuance of common stock, net of offering costs	1,223,314	61	4,931	—	—	4,992
Stock-based compensation	—	—	(1,374)	—	—	(1,374)
Net restricted stock activity	302,271	18	(266)	—	—	(248)
Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, September 30, 2020	35,665,783	$1,783	$20,596	$7,951	$59,211	$89,541
Net loss	—	—	—	—	(32,879)	(32,879)
Foreign currency translation	—	—	—	835	—	835
Stock-based compensation	—	—	1,314	—	—	1,314
Net restricted stock activity	102,303	5	166	—	—	171
Minority interest	—	—	—	—	(534)	(534)
Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(15,306)	(15,306)
Foreign currency translation	—	—	—	(438)	—	(438)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	—	—	37,185
Stock-based compensation	—	—	305	—	—	305
Net restricted stock activity	398,612	22	(526)	—	—	(504)
Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(68,144)	(68,144)
Foreign currency translation	—	—	—	1,337	—	1,337
Stock-based compensation	—	—	89	—	—	89
Net restricted stock activity	142,370	7	(24)	—	—	(17)
Minority interest	—	—	—	—	(520)	(520)
Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2021 And 2020
(Dollars in thousands)

	Six Months Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(15,306)	$(68,144)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,284	11,123
Long-lived asset impairment	215	8,984
Deferred income taxes	(529)	(669)
Loss from sale of salon assets to franchisees, net	1,695	3,888
Stock-based compensation	305	89
Amortization of debt discount and financing costs	920	875
Other non-cash items affecting earnings	551	202
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(15,463)	(21,812)
Net cash used in operating activities	(24,328)	(65,464)

Cash flows from investing activities:
Capital expenditures	(2,947)	(7,502)
Proceeds from sale of assets to franchisees	—	7,148
Costs associated with sale of salon assets to franchisees	—	(222)
Proceeds from company-owned life insurance policies	—	1,200
Net cash (used in) provided by investing activities	(2,947)	624

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—
Repayments of revolving credit facility	(2,734)	—
Proceeds from issuance of common stock, net of offering costs	37,185	—
Taxes paid for shares withheld	(823)	(212)
Minority interest buyout	—	(562)
Distribution center lease payments	—	(478)
Net cash provided by (used in) financing activities	43,628	(1,252)

Effect of exchange rate changes on cash and cash equivalents	(134)	(68)

Increase (decrease) in cash, cash equivalents, and restricted cash	16,219	(66,160)

Cash, cash equivalents and restricted cash:
Beginning of period	29,152	122,880
End of period	$45,371	$56,720
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2021 and its consolidated results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
COVID-19 Impact:
During the period ended December 31, 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the U.S. employee retention payroll tax credit, Canada Emergency Wage Subsidy (CEWS) and Canada Emergency Rent Subsidy (CERS) were introduced for eligible employers. In fiscal year 2021, the Company recorded a $1.5 million benefit related to the U.S. employee retention tax credit. In fiscal years 2022 and 2021, the Company received $1.4 and $1.6 million, respectively, in CEWS and $1.2 and $0.0 million, respectively, in CERS that partially cover expenses incurred in Canada during those years. Overall, COVID-19 has, and may continue to have, a negative effect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its distribution centers in fiscal year 2022. To facilitate the exit, the Company sold and continues to sell inventory at discounts and dispose of hard-to-sell products. Additionally, the reduction in company-owned salons decreases the Company's ability to re-distribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of December 31, 2021 and June 30, 2021 was $7.8 and $11.8 million, respectively. Included in Company-owned salon expense is an inventory reserve charge of $1.2 and $1.5 million in the three and six months ended December 31, 2021, respectively. Included in Company-owned salon expense is an inventory reserve charge of $1.1 and $1.6 million in the three and six months ended December 31, 2020, respectively.

Long-Lived Asset Impairment Assessments:
The Company assesses impairment of long-lived salon assets and right of use (ROU) assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in the use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted salon cash flows are compared to the carrying value of the salon assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the long-lived asset group is estimated using market participant methods based on the best information available. See Note 7 of the unaudited Condensed Consolidated Financial Statements for further discussion related to the ROU asset impairment.
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
Goodwill:
During the three months ended December 31, 2021, the Company determined a triggering event occurred, resulting in a quantitative impairment test performed over goodwill. This determination was made considering the sustained decrease in share price and a change in the Company's chief operating decision maker in the three months ended December 31, 2021.
Due to the triggering event experienced in the second quarter, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flow model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. The discount rate of 18.5% was also a key assumption utilized in the discounted cash flow.
As a result of the impairment testing, the Franchise reporting unit, which has goodwill of $229.0 million, was determined to have a fair value that exceeded its carrying value by 15% as of December 31, 2021. At the time of the Company's annual goodwill impairment test in the fourth quarter of fiscal year 2021, the fair value exceeded the book value by 30%. The decrease in headroom is primarily due to an increase in the company-specific risk factor that drove an increase in discount rate from 14% to 18.5%. As of June 30, 2021, the Franchise reporting unit had goodwill of $229.6 million. The change in goodwill for the six months ended December 31, 2021 is due to foreign currency translation.

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
Depreciation:
Depreciation expense in the three months ended December 31, 2021 and 2020 include $0.3 and $1.4 million, respectively, and for the six months ended December 31, 2021 and 2020 include $0.6 and $2.7 million, respectively, of asset retirement obligations, which are cash expenses.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	December 31, 2021	June 30, 2021	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$9,238	$19,112	Receivables, net
Broker fees	17,288	19,254	Other assets

Deferred revenue:
Current
Gift card liability	$2,131	$2,240	Accrued expenses
Deferred franchise fees unopened salons	21	40	Accrued expenses
Deferred franchise fees open salons	5,897	5,884	Accrued expenses
Total current deferred revenue	$8,049	$8,164
Non-current
Deferred franchise fees unopened salons	$4,128	$6,571	Other non-current liabilities
Deferred franchise fees open salons	29,761	32,365	Other non-current liabilities
Total non-current deferred revenue	$33,889	$38,936

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

Balance as of June 30, 2021	$7,774
Provision for doubtful accounts (1)	(41)
Provision for franchisee rent (2)	811
Reclass of accrued rent (3)	396
Write-offs	(589)
Balance as of December 31, 2021	$8,351
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
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2021	$19,254
Additions	25
Amortization	(1,625)
Write-offs	(366)
Balance as of December 31, 2021	$17,288
The decrease in non-current deferred franchise fees for unopened salons from June 30, 2021 to December 31, 2021 is primarily due to $1.7 million of deferred fees related to terminated development agreements being recognized as fees in the unaudited Condensed Consolidated Statement of Operations in the six months ended December 31, 2021, of which $1.5 million was recognized in the second quarter. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2021 and 2020 was $1.6 and $1.6 million, respectively, and for the six months ended December 31, 2021 and 2020 was $3.2 and $3.3 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2021 is as follows (in thousands):

Remainder of 2022	$3,034
2023	5,724
2024	5,489
2025	5,096
2026	4,630
Thereafter	11,685
Total	$35,658

3.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three and six months ended December 31, 2021, the Company granted various equity awards including RSUs, SOs, and SARs as follows:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021

Restricted stock units (RSUs)	770,309	773,296
Stock options (SOs)	537,500	537,500
Stock appreciation rights (SARs)	487,500	487,500
The RSUs granted during the three months ended December 31, 2021 vest 20%,20%,60% over a three-year period subsequent to the grant date or cliff vest after a one-year period subsequent to the grant date. The RSUs granted during the first quarter of fiscal year 2022 were granted to a Board member who joined the Company during the quarter and vested on October 27, 2021. The SOs and SARs granted during the three months ended December 31, 2021 vest 20%,20%,60% over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $(1.4) and $1.3 million for the three months ended December 31, 2021 and 2020, respectively, and $0.3 and $0.1 million for the six months ended December 31, 2021 and 2020, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the three months ended December 31, 2021 and 2020, stock compensation includes a benefit related to executive forfeitures of $2.0 and $0.3 million, respectively. In the six months ended December 31, 2021 and 2020, stock compensation includes a benefit related to executive forfeitures of $2.0 and $2.7 million, respectively.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three and six months ended December 31, 2021, the Company received gross proceeds of $5.2 and $38.4 million, respectively, related to the "at-the-market" offering and paid fees to sales agents and other fees of $0.2 and $1.2 million, respectively. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies.

4.     INCOME TAXES:
 A summary of income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Income tax benefit	$164	$400	$213	$1,035
Effective tax rate	3.2%	1.2%	1.4%	1.5%
The recorded tax provisions and effective tax rates for the three and six months ended December 31, 2021 and 2020 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance.
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

5.     COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, similar to other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In the three months ended December 31, 2021, the Company recorded $1.0 million of settlement and legal fees related to litigation in the quarter. Other litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. In addition, our existing point-of-sale system supplier had challenged the development of certain parts of our technology systems in litigation brought in the Northern District of California, case No. 20-cv-02181-MMC. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a commercial services agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, Opensalon® Pro. The Company's accrual related to the agreement was $2.7 and $3.0 million as of December 31, 2021 and June 30, 2021, respectively.

6.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	December 31, 2021	June 30, 2021

	(Dollars in thousands)

Cash and cash equivalents	$35,442	$19,191
Restricted cash, included in other current assets (1)	9,929	9,961
Total cash, cash equivalents and restricted cash	$45,371	$29,152
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Office and warehouse rent	$1,248	$1,194	$2,917	$2,397
Lease termination expense (1)	238	1,117	1,578	6,670
Lease liability benefit (2)	(496)	(2,226)	(2,927)	(8,286)
Franchise salon rent	246	440	575	1,158
Company-owned salon rent	1,852	12,377	2,748	24,188
Total	$3,088	$12,902	$4,891	$26,127
_______________________________________________________________________________
(1)During the three months ended December 31, 2021, the Company incurred costs of $0.2 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. During the six months ended December 31, 2021, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.7 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. For the three and six months ended December 31, 2020, lease termination fees includes $2.2 and $4.6 million, respectively, of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations and $(1.1) and $2.0 million, respectively, of adjustments to accrue future lease payments for salons that are no longer operating.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended December 31, 2021 and 2020, franchise rental income and franchise rent expense were $33.8 and $32.3 million, respectively and $67.5 and $64.6 million, respectively, for the six months ended December 31, 2021 and 2020. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.26 and 6.44 years and the weighted average discount rate was 4.17% and 4.11% for all salon operating leases as of December 31, 2021 and June 30, 2021, respectively.
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
In the three months ended December 31, 2021 and 2020, the Company recognized a long-lived impairment charge of $0.1 and $3.2 million, respectively, which included $0.0 and $1.5 million, respectively, related to the ROU assets, in the unaudited Condensed Consolidated Statement of Operations. In the six months ended December 31, 2021 and 2020, the Company recognized a long-lived impairment charge of $0.2 and $9.0 million, respectively, which included $0.2 and $6.0 million, respectively, related to the ROU assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded were primarily the result of triggering events identified on certain underperforming salons, salons that were identified to close in the year, and certain salons where franchisees were unable to fulfill their rent obligations. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. Our projections of future operating performance do not anticipate future salon closures due to the COVID-19 pandemic. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore; if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of December 31, 2021, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

Remainder of 2022	$64,122	$2,548	$1,163	$67,833	$(64,122)	$3,711
2023	116,691	4,361	2,365	123,417	(116,691)	6,726
2024	102,001	2,579	1,486	106,066	(102,001)	4,065
2025	85,465	808	1,525	87,798	(85,465)	2,333
2026	72,253	447	1,563	74,263	(72,253)	2,010
Thereafter	180,236	499	6,498	187,233	(180,236)	6,997
Total future obligations	$620,768	$11,242	$14,600	$646,610	$(620,768)	$25,842
Less amounts representing interest	75,330	619	2,140	78,089
Present value of lease liabilities	$545,438	$10,623	$12,460	$568,521
Less current lease liabilities	104,122	4,606	1,869	110,597
Long-term lease liabilities	$441,316	$6,017	$10,591	$457,924

8.    FINANCING ARRANGEMENTS:
The Company's long-term debt consists of the following:
Revolving Credit Facility

	Maturity Date	December 31, 2021	December 31, 2021	June 30, 2021

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Revolving credit facility	2023	5.125%	$194,177	$186,911
At December 31, 2021, cash and cash equivalents totaled $35.4 million. As of December 31, 2021, the Company has $194.2 million of outstanding borrowings under a $291.7 million revolving credit facility. The credit facility decreased $2.7 million from $294.4 million as of June 30, 2021 in accordance with the bulk sale provisions in the revolving credit facility agreement, due to the sale of secured inventory related to our transition to third-party distribution partners. At December 31, 2021, the Company had outstanding standby letters of credit under the revolving credit facility of $15.7 million, primarily related to the Company's self-insurance program. The unused available credit under the revolving credit facility was $81.8 million as of December 31, 2021. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of December 31, 2021. Total liquidity per the agreement was $138.1 million as of December 31, 2021. The revolving credit facility has a minimum liquidity covenant of $75.0 million. As of December 31, 2021, the Company had cash, cash equivalents and restricted cash of $45.4 million and current liabilities of $168.2 million.
The Company was in compliance with all covenants and other requirements of the financing arrangements as of December 31, 2021 and believes it will continue to be in compliance for at least one year from the filing date.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2021 and June 30, 2021, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets and accounts payable approximated their carrying values. The estimated fair values of the Company's debt is based on Level 2 inputs.
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
The following impairments were based on fair values using Level 3 inputs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(Dollars in thousands)

Long-lived asset impairment (1)	$52	$3,160	$215	$8,984
_______________________________________________________________________________
(1)See Note 1 to the unaudited Condensed Consolidated Financial Statements.

10.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker reviews financial information for operational decision-making purposes. Beginning in fiscal year 2022, corporate costs are included within the Franchise segment to reflect how the chief operating decision maker reviews the business. The Company re-assessed its chief operating decision maker conclusion in the second quarter of fiscal year 2022 as part of the CEO transition. The Company concluded the Interim CEO was the chief operating decision maker.
The Company's reportable operating segments consisted of the following salons:

	December 31, 2021	June 30, 2021

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,676	1,666
Supercuts	2,345	2,386
Portfolio Brands	1,386	1,357
Total North American salons	5,407	5,409
Total International salons (1)	146	154
Total Franchise salons	5,553	5,563
as a percent of total Franchise and Company-owned salons	97.4%	95.3%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	63	91
Supercuts	22	35
Portfolio Brands	65	150
Total Company-owned salons	150	276
as a percent of total Franchise and Company-owned salons	2.6%	4.7%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	78

Grand Total, System-wide	5,779	5,917
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of December 31, 2021, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended December 31, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$16,125	$—	$16,125
Fees	4,867	—	4,867
Product sales to franchisees	2,428	—	2,428
Advertising fund contributions	8,021	—	8,021
Franchise rental income	33,772	—	33,772
Company-owned salon revenue	—	5,043	5,043
Total revenue	65,213	5,043	70,256

Operating expenses:
Cost of product sales to franchisees	3,419	—	3,419
General and administrative	14,922	1,062	15,984
Rent	1,355	1,733	3,088
Advertising fund expense	8,021	—	8,021
Franchise rent expense	33,772	—	33,772
Company-owned salon expense	—	5,067	5,067
Depreciation and amortization	1,503	477	1,980
Long-lived asset impairment	128	(76)	52
Total operating expenses	63,120	8,263	71,383
Operating income (loss)	$2,093	$(3,220)	$(1,127)

	Three Months Ended December 31, 2020
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$12,749	$—	$12,749
Fees	2,438	—	2,438
Product sales to franchisees	14,236	—	14,236
Advertising fund contributions	4,715	—	4,715
Franchise rental income	32,285	—	32,285
Company-owned salon revenue	—	37,897	37,897
Total revenue	66,423	37,897	104,320

Operating expenses:
Cost of product sales to franchisees	11,324	—	11,324
General and administrative	24,255	2,435	26,690
Rent	1,058	11,844	12,902
Advertising fund expense	4,715	—	4,715
Franchise rent expense	32,285	—	32,285
Company-owned salon expense	—	33,611	33,611
Depreciation and amortization	2,077	4,311	6,388
Long-lived asset impairment	94	3,066	3,160
Total operating expenses	75,808	55,267	131,075
Operating loss	$(9,385)	$(17,370)	$(26,755)

	Six Months Ended December 31, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$32,726	$—	$32,726
Fees	8,132	—	8,132
Product sales to franchisees	10,436	—	10,436
Advertising fund contributions	16,136	—	16,136
Franchise rental income	67,534	—	67,534
Company-owned salon revenue	—	13,048	13,048
Total revenue	134,964	13,048	148,012

Operating expenses:
Cost of product sales to franchisees	11,532	—	11,532
General and administrative	36,165	1,608	37,773
Rent	3,032	1,859	4,891
Advertising fund expense	16,136	—	16,136
Franchise rent expense	67,534	—	67,534
Company-owned salon expense	—	13,011	13,011
Depreciation and amortization	3,125	724	3,849
Long-lived asset impairment	128	87	215
Total operating expenses	137,652	17,289	154,941
Operating loss	$(2,688)	$(4,241)	$(6,929)

	Six Months Ended December 31, 2020
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$24,154	$—	$24,154
Fees	4,480	—	4,480
Product sales to franchisees	27,978	—	27,978
Advertising fund contributions	9,224	—	9,224
Franchise rental income	64,568	—	64,568
Company-owned salon revenue	—	85,312	85,312
Total revenue	130,404	85,312	215,716

Operating expenses:
Cost of product sales to franchisees	22,003	—	22,003
General and administrative	47,426	5,411	52,837
Rent	2,337	23,790	26,127
Advertising fund expense	9,224	—	9,224
Franchise rent expense	64,568	—	64,568
Company-owned salon expense	—	76,554	76,554
Depreciation and amortization	4,371	9,393	13,764
Long-lived asset impairment	704	8,280	8,984
Total operating expenses	150,633	123,428	274,061
Operating loss	$(20,229)	$(38,116)	$(58,345)

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
MANAGEMENT'S OVERVIEW
Regis Corporation (RGS) franchises technology-enabled hairstyling and hair care salons throughout the United States, Canada, Puerto Rico and the United Kingdom. As of December 31, 2021, the Company franchised, owned or held ownership interests in 5,779 worldwide locations. Our locations consisted of 5,703 system-wide North American and international salons, and in 76 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2021, the Company had 853 employees worldwide.
COVID-19 Impact
During the period ended December 31, 2021, the COVID-19 pandemic had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the U.S. employee retention payroll tax credit, Canada Emergency Wage Subsidy (CEWS) and Canada Emergency Rent Subsidy (CERS) were introduced for eligible employers. In fiscal year 2021, the Company recorded a $1.5 million benefit related to the U.S. employee retention payroll tax credit. In fiscal years 2022 and 2021, the Company received $1.4 and $1.6 million, respectively, in CEWS and $1.2 and $0.0 million, respectively, in CERS that partially cover expenses incurred in Canada during those years. Overall, COVID-19 has, and may continue to have, a negative effect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants, and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
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
System-wide same-store sales (1) by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

SmartStyle	13.2%	(32.2)%	15.1%	(33.0)%
Supercuts	30.8	(32.9)	30.6	(33.2)
Portfolio Brands	16.6	(30.0)	17.6	(30.1)
Consolidated system-wide same-store sales	22.1%	(32.0)%	22.6%	(32.3)%
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

	Three Months Ended December 31,					Six Months Ended December 31,
	2021	2020	2021	2020	2021	2021	2020	2021	2020	2021

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$16.1	$12.7	23.0%	12.2%	1,080	$32.7	$24.2	22.1%	11.2%	1,090
Fees	4.9	2.4	7.0	2.3	470	8.1	4.5	5.5	2.1	340
Product sales to franchisees	2.4	14.2	3.4	13.6	(1,020)	10.4	28.0	7.0	13.0	(600)
Advertising fund contributions	8.0	4.7	11.4	4.5	690	16.1	9.2	10.9	4.3	660
Franchise rental income	33.8	32.3	48.1	31.0	1,710	67.5	64.6	45.7	29.9	1,580
Company-owned salon revenue	5.0	37.9	7.1	36.4	(2,930)	13.0	85.3	8.8	39.5	(3,070)

Cost of product sales to franchisees (2)	3.4	11.3	141.7	79.6	6,210	11.5	22.0	110.6	78.6	3,200
General and administrative	16.0	26.7	22.8	25.6	(280)	37.8	52.8	25.6	24.5	110
Rent	3.1	12.9	4.4	12.4	(800)	4.9	26.1	3.3	12.1	(880)
Advertising fund expense	8.0	4.7	11.4	4.5	690	16.1	9.2	10.9	4.3	660
Franchise rent expense	33.8	32.3	48.1	31.0	1,710	67.5	64.6	45.7	29.9	1,580
Company-owned salon expense	5.1	33.6	7.3	32.2	(2,490)	13.0	76.6	8.8	35.5	(2,670)
Depreciation and amortization	2.0	6.4	2.8	6.1	(330)	3.8	13.8	2.6	6.4	(380)
Long-lived asset impairment	0.1	3.2	0.1	3.1	(300)	0.2	9.0	0.1	4.2	(410)

Operating loss (3)	(1.1)	(26.8)	(1.6)	(25.7)	2,410	(6.9)	(58.3)	(4.7)	(27.0)	2,230

Interest expense	(3.4)	(3.7)	(4.8)	(3.5)	(130)	(6.8)	(7.5)	(4.6)	(3.5)	(110)
Loss from sale of salon assets to franchisees, net	(0.6)	(3.2)	(0.9)	(3.1)	220	(1.7)	(3.9)	(1.2)	(1.8)	60
Interest income and other, net	0.1	0.4	0.1	0.4	(30)	(0.1)	0.5	(0.1)	0.2	(30)

Income tax benefit (4)	0.2	0.4	3.2	1.2	N/A	0.2	1.0	1.4	1.5	N/A

Net loss (3)	(4.9)	(32.9)	(7.0)	(31.6)	2,460	(15.3)	(68.1)	(10.4)	(31.6)	2,120
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

Three and Six Months Ended December 31, 2021 Compared with Three and Six Months Ended December 31, 2020
Consolidated Revenues
Consolidated revenues are comprised of royalties, fees, advertising fund contributions, franchise product sales, rental income and company-owned salon revenue.
Consolidated revenue decreased $34.0 and $67.7 million, or 32.6% and 31.4%, for the three and six months ended December 31, 2021, respectively. Royalty revenue increased $3.4 and $8.5 million, respectively, in the three and six months ended December 31, 2021 due to higher franchise system-wide sales and higher franchise salon counts. During the twelve months ended December 31, 2021, 560 salons were sold to franchisees and 628 and 25 system-wide salons were closed and constructed, respectively (2022 Net Salon Count Changes). During the three and six months ended December 31, 2021, company-owned salon revenue decreased $32.9 and $72.3 million, respectively, due primarily to the sale of salons to franchisees and salon closures. For the three and six months ended December 31, 2021, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $28.8 and $64.0 million, respectively.
Royalties
During the three and six months ended December 31, 2021, royalties increased $3.4 and $8.5 million, or 26.8% and 35.1%, respectively, primarily due to the increase in franchise salons and higher franchise system-wide sales. Total franchised locations open at December 31, 2021 were 5,553 as compared to 5,269 at December 31, 2020.
Fees
During the three and six months ended December 31, 2021, fees increased $2.5 and $3.6 million, respectively, primarily due to the increase in franchise salons, an increase in salons running Opensalon® Pro and an increase in terminated development agreements (see Note 3 to the unaudited Condensed Consolidated Financial Statements).
Product Sales to Franchisees
Product sales to franchisees decreased $11.8 and $17.6 million, or 83.1% and 62.9%, respectively, during the three and six months ended December 31, 2021, primarily due to the Company's shift to third-party distribution partners. The Company expects revenue from product sales to decrease significantly during fiscal year 2022.
Advertising Fund Contributions
Advertising fund contributions increased $3.3 and $6.9 million, or 70.2% and 75.0%, respectively, during the three and six months ended December 31, 2021, primarily due to the increase in franchise salon count and system-wide sales.
Franchise Rental Income
During the three and six months ended December 31, 2021, franchise rental income increased $1.5 and $2.9 million, or 4.6% and 4.5%, respectively, primarily due to the increase in franchise salon count.
Company-owned Salon Revenue
During the three and six months ended December 31, 2021, company-owned salon revenue decreased $32.9 and $72.3 million, or 86.8% and 84.8%, respectively, due to the decrease in Company-owned salons as a result of the sale of salons to franchisees and salon closures, a decline in product sales, and exiting our third-party logistic revenue.
Cost of Product Sales to Franchisees
The 6,210 and 3,200 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2021, respectively, were primarily due to the Company reducing prices to liquidate inventory at its distribution centers to facilitate exiting the distribution centers.
General and Administrative
The decreases of $10.7 and $15.0 million, or 40.1% and 28.4%, in general and administrative expense during the three and six months ended December 31, 2021, respectively, were primarily due to lower administrative and field management compensation due to reductions in headcount as we align our cost structure with our asset-light franchise model, partially offset by $1.0 million of legal expenses (see Note 5 to the unaudited Condensed Consolidated Financial Statements). Additionally, the provision for doubtful accounts expense also contributed to the decline in the six months ended December 31, 2021.

Rent
The decreases of $9.8 and $21.2 million, or 76.0% and 81.2%, in rent expense during the three and six months ended December 31, 2021, respectively, were primarily due to the net reduction in the number of company-owned salons. Partially offsetting the decrease in the six month period was a $0.9 million broker fee incurred in the six months ended December 31, 2021 related to exiting the Company's distribution centers.
Advertising Fund Expense
Advertising fund expense increased $3.3 and $6.9 million, or 70.2% and 75.0%, during the three and six months ended December 31, 2021, respectively, primarily due to the increase in franchise salon count and system-wide sales.
Franchise Rent Expense
During the three and six months ended December 31, 2021, franchise rent expense increased $1.5 and $2.9 million, or 4.6% and 4.5%, respectively, primarily due to the increase in franchise salon count.
Company-owned Salon Expense
Company-owned salon expense for the three and six months ended December 31, 2021 decreased $28.5 and $63.6 million, or 84.8% and 83.0%, respectively, primarily due to the reduction in company-owned salons, a decline in product sales, and exiting third-party logistics.
Depreciation and Amortization
The decreases of $4.4 and $10.0 million, or 68.8% and 72.5%, in depreciation and amortization during the three and six months ended December 31, 2021, respectively, were primarily due to the net reduction in company-owned salon counts and no depreciation expense in the current year related to the distribution center assets that were derecognized in the third quarter of fiscal year 2021.
Long-Lived Asset Impairment
In the three months ended December 31, 2021 and 2020, the Company recorded a long-lived asset impairment charge of $0.1 and $3.2 million, respectively, which included an ROU asset impairment charge of $0.0 and $1.5 million, respectively. In the six months ended December 31, 2021 and 2020, the Company recorded a long-lived asset impairment charge of $0.2 and $9.0 million, respectively, which included an ROU asset impairment charge of $0.2 and $6.0 million, respectively. The decreases in long-lived asset impairment were primarily due to more salons being impaired in prior periods.
Interest Expense
The $0.3 and $0.7 million decreases in interest expense for the three and six months ended December 31, 2021, respectively, were primarily due to a lower average interest rate in fiscal year 2022.
Loss from Sale of Salon Assets to Franchisees, net
The $2.6 and $2.2 million decreases in the loss from the sale of salon assets to franchisees, net in the three and six months ended December 31, 2021, respectively, were primarily due to fewer salons sold in fiscal year 2022.
Interest Income and Other, net
The decrease of $0.3 million in interest income and other, net during the three months ended December 31, 2021 was primarily due to the foreign exchange gains of $0.3 million in the three months ended December 31, 2020 compared to no gain in the three months ended December 31, 2021. The decrease of $0.6 million in interest income and other, net during the six months ended December 31, 2021 was primarily due to the foreign exchange losses of $0.3 million in the six months ended December 31, 2021 compared to foreign exchange gains of $0.3 million in the six months ended December 31, 2020.
Income Tax Benefit
During the three and six months ended December 31, 2021, the Company recognized tax benefits of $0.2 and $0.2 million, respectively, with corresponding effective tax rates of 3.2% and 1.4% as compared to recognizing tax benefits of $0.4 and $1.0 million, respectively, with corresponding effective tax rates of 1.2% and 1.5% during the three and six months ended December 31, 2020.
See Note 4 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 10 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	Increase (Decrease) (1)	2021	2020	Increase (Decrease) (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$16.1	$12.7	$3.4	$32.7	$24.2	$8.5
Fees	4.9	2.4	2.5	8.1	4.5	3.6
Product sales to franchisees	2.4	14.2	(11.8)	10.4	28.0	(17.6)
Advertising fund contributions	8.0	4.7	3.3	16.1	9.2	6.9
Franchise rental income	33.8	32.3	1.5	67.5	64.6	2.9
Total franchise revenue (1)	$65.2	$66.4	$(1.2)	$135.0	$130.4	$4.6

Franchise same-store sales (2)	22.4%	(31.1)%		23.0%	(31.5)%

Operating income (loss)	$2.1	$(9.4)	$11.5	$(2.7)	$(20.2)	$17.5
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
Franchise Revenues
Franchise revenues decreased $1.2 million during the three months ended December 31, 2021 and increased $4.6 million during the six months ended December 31, 2021. The decrease in franchise salon revenue during the three months ended December 31, 2021 was primarily due to the decrease in product sales to franchisees due to the Company's shift to third-party distributors, partially offset by higher royalties and advertising fund contributions. The increase in franchise revenue during the six months ended December 31, 2021 was primarily due to higher royalties and advertising contributions due to an increase in salon count and system-wide sales. During the twelve months ended December 31, 2021, franchisees constructed (net of relocations) and closed 23 and 299 franchise salons, respectively, and purchased 560 salons from the Company during the same period. The increases in royalties and advertising contributions were partially offset by a decline in franchise product sales, which the Company expects revenue to significantly decrease throughout fiscal year 2022 due to the Company exiting its whole-sale product business.
Franchise Operating Income (Loss)
During the three and six months ended December 31, 2021, franchise salon operations generated operating income of $2.1 million and operating loss of $2.7 million, an $11.5 and $17.5 million improvement from the prior comparable period. The improvement in the three and six months ended December 31, 2021 was primarily due to increases in royalties and reduced general and administrative expense related primarily to cost saving initiatives.

Company-owned Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	(Decrease) Increase (1)	2021	2020	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$5.0	$37.9	$(32.9)	$13.0	$85.3	$(72.3)
Operating loss	$(3.2)	$(17.4)	$14.2	$(4.2)	$(38.1)	$33.9
Total company-owned salons	150	1,037	(887)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Company-owned Salon Revenues
Company-owned salon revenues decreased $32.9 and $72.3 million during the three and six months ended December 31, 2021, respectively, primarily due to the 2022 Net Salon Count Changes.
Company-owned Salon Operating Loss
During the three and six months ended December 31, 2021, company-owned salon operating loss improved $14.2 and $33.9 million, respectively, compared to the prior comparable period. The improvement in the loss during the three and six months ended December 31, 2021 was primarily due to reduced general and administrative expense primarily related to salaries, a decrease in depreciation and long-lived asset impairment and the exiting of loss making company-owned salons.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity.
As of December 31, 2021, cash and cash equivalents were $35.4 million, with $33.1 and $2.3 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $291.7 million five-year revolving credit facility that expires in March 2023, of which $81.8 million was available as of December 31, 2021. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of December 31, 2021. Total liquidity per the agreement was $138.1 million as of December 31, 2021. The revolving credit facility has a minimum liquidity covenant of $75.0 million (see Note 8 to the unaudited Condensed Consolidated Financial Statements).
Additionally, on February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies. Such strategies may include positioning the Company for potential expansion through targeted industry acquisitions and alternatives to fund additional capital investment requirements related to potential partnership opportunities to facilitate continued growth of our proprietary technology, Opensalon® Pro. During the six months ended December 31, 2021, the Company issued 9.3 million shares and received net proceeds of $37.2 million.
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

Cash Flows
Cash Flows from Operating Activities
During the six months ended December 31, 2021, cash used in operating activities was $24.3 million. Cash used in operations improved due to higher royalties, lower general and administrative expense and the exiting of loss making company-owned salons. These improvements were partially offset by $2.5 million of social security contributions remitted in the second quarter that had been deferred under the CARES Act.
Cash Flows from Investing Activities
During the six months ended December 31, 2021, cash used in investing activities of $2.9 million was due to capital expenditures primarily related to internally-developed capitalized software. During the six months ended December 31, 2020, cash provided by investing activities of $0.6 million was primarily due to proceeds from the sale of salon assets, partially offset by capital expenditures.
Cash Flows from Financing Activities
During the six months ended December 31, 2021, cash provided by financing activities was $43.6 million, primarily as a result of net proceeds of $37.2 million related to the issuance of common stock and a net $7.3 million draw on the Company's revolving credit facility. During the six months ended December 31, 2020, cash used in financing activities was $1.3 million, primarily due to the Company's purchase of its non-controlling interest from the minority shareholders.
Financing Arrangements
The Company's existing revolving credit facility is due in March 2023 and management expects to refinance the debt prior to the expiration date. Uncertainty in the business, including the impact of COVID-19, may reduce our borrowing options and increase the interest rate. An increase to the rate or a decrease to the facility may impact our ability to achieve our strategic objectives and may materially impact our operations. Additionally, the Company may need to look to other sources of financing, including additional use of the Company's At-The-Market (ATM) offering or other equity offerings that may be dilutive to shareholders. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

December 31, 2021	83.5%
June 30, 2021	91.6%
_______________________________________________________________________________
(1)Debt includes long-term debt. It excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of December 31, 2021 as compared to June 30, 2021, was primarily due to the increase in shareholders' equity as a result of the common stock issued in the first quarter.

Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three and six months ended December 31, 2021, the Company issued 1.2 and 9.3 million shares for net proceeds of $5.0 and $37.2 million, respectively.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and six months ended December 31, 2021, the Company did not repurchase any shares. As of December 31, 2021, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, including any adverse impact from Delta, Omicron and other variants; the impact of the COVID-19 pandemic on our key suppliers; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes and fashion trends; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; new merchandising strategy; our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; the ability to operate or sell the salons transferred back from TBG; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; Opensalon® Pro may not yield the intended results; compliance with credit facility covenants and access to the existing revolving credit facility; ability to re-finance our existing credit facility, including our ability to re-finance at a similar rate, and our ability to raise additional debt or equity capital; our capital investments in technology may not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, similar to other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations (See Note 5 to the unaudited Condensed Consolidated Financial Statements). Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three and six months ended December 31, 2021, the Company issued 1.2 million and 9.3 million shares for proceeds of $5.2 million and $38.4 million offset by fees of $0.2 million and $1.2 million, respectively.
The following table shows the stock issuance activity for the three months ended December 31, 2021:

Period	Total Number of Shares Issued (1)	Average Price per Share	Total Number of Shares Issued As Part of Publicly Announced Plans	Gross Proceeds Received in Q2

10/1/21 - 10/31/21	1,223,314	$4.25	9,295,618	$5,197,617
11/1/21 - 11/30/21	—	—	9,295,618	—
12/1/21 - 12/31/21	—	—	9,295,618	—
Total	1,223,314	$4.25	9,295,618	$5,197,617
_______________________________________________________________________________
(1)These shares were issued before September 30, 2021, but settled in the second quarter due to timing.
On December 31, 2021, $11.6 million remains under the prospectus supplement, which equates to 6.6 million shares based on the share price as of December 31, 2021.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2021, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of December 31, 2021, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At December 31, 2021, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2022.

Item 6.  Exhibits

Exhibit 10.1	Offer letter, between Matthew Doctor and Regis Corporation, dated December 22, 2021.
Exhibit 10.2	Offer letter, between Jim B. Lain and Regis Corporation, dated December 22, 2021.
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2022	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)