Form 10-Q
period 2022-03-31
REGIS CORP
filed 2022-05-10
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2022: 45,505,055

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2022	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$25,630	$19,191
Receivables, net	15,443	27,372
Inventories	8,606	22,993
Other current assets	13,254	17,103
Total current assets	62,933	86,659

Property and equipment, net	21,922	23,113
Goodwill (Note 1)	213,362	229,582
Other intangibles, net	3,420	3,761
Right of use asset (Note 7)	525,429	611,880
Other assets	35,712	41,388
Total assets	$862,778	$996,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,319	$27,157
Accrued expenses	36,469	54,857
Short-term debt, net (Note 8)	193,814	—
Short-term lease liability (Note 7)	107,373	116,471
Total current liabilities	351,975	198,485

Long-term debt, net (Note 8)	—	186,911
Long-term lease liability (Note 7)	437,117	518,866
Other non-current liabilities	62,567	75,075
Total liabilities	851,659	979,337
Commitments and contingencies (Note 5)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding 45,505,055 and 35,795,844 common shares at March 31, 2022 and June 30, 2021, respectively	2,275	1,790
Additional paid-in capital	62,131	25,102
Accumulated other comprehensive income	9,326	9,543
Accumulated deficit	(62,613)	(19,389)
Total shareholders' equity	11,119	17,046
Total liabilities and shareholders' equity	$862,778	$996,383
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three And Nine Months Ended March 31, 2022 And 2021
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenues:
Royalties	$15,799	$12,835	$48,526	$36,989
Fees	3,364	5,120	11,496	9,600
Product sales to franchisees	1,293	13,079	11,729	41,057
Advertising fund contributions	8,078	5,580	24,213	14,804
Franchise rental income (Note 7)	32,666	31,317	100,200	95,885
Company-owned salon revenue	3,549	32,336	16,597	117,648
Total revenue	64,749	100,267	212,761	315,983
Operating expenses:
Cost of product sales to franchisees	2,598	11,168	14,129	33,171
Inventory reserve (1)	6,420	—	6,420	—
General and administrative	15,569	24,582	53,342	77,419
Rent (Note 7)	1,246	8,001	6,137	34,128
Advertising fund expense	8,078	5,580	24,213	14,804
Franchise rent expense	32,666	31,317	100,200	95,885
Company-owned salon expense (2)	5,292	33,707	18,304	110,261
Depreciation and amortization	1,997	3,620	5,846	17,384
Long-lived asset impairment	327	833	542	9,817
Goodwill impairment	16,000	—	16,000	—
Total operating expenses	90,193	118,808	245,133	392,869

Operating loss	(25,444)	(18,541)	(32,372)	(76,886)

Other (expense) income:
Interest expense	(3,403)	(3,163)	(10,158)	(10,626)
Loss from sale of salon assets to franchisees, net	(494)	(4,575)	(2,189)	(8,463)
Interest income and other, net	153	15,099	13	15,616

Loss from operations before income taxes	(29,188)	(11,180)	(44,706)	(80,359)

Income tax benefit	1,270	333	1,482	1,368

Net loss	$(27,918)	$(10,847)	$(43,224)	$(78,991)

Net loss per share:
Basic and diluted:
Net loss per share, basic and diluted	$(0.61)	$(0.30)	$(1.01)	$(2.20)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	45,886	36,011	42,789	35,929
_______________________________________________________________________________
(1)Includes charge in the third quarter associated with liquidation of distribution center inventory. Excludes reserves for inventory at salons.
(2)Includes cost of service and product sold to guests in our Company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to Company-owned salons.

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three And Nine Months Ended March 31, 2022 And 2021
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net loss	$(27,918)	$(10,847)	$(43,224)	$(78,991)
Foreign currency translation adjustments	221	306	(217)	1,643
Comprehensive loss	$(27,697)	$(10,541)	$(43,441)	$(77,348)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
For The Three And Nine Months Ended March 31, 2022 And 2021
(Dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288
Net loss	—	—	—	—	(27,918)	(27,918)
Foreign currency translation	—	—	—	221	—	221
Stock-based compensation	—	—	549	—	—	549
Net restricted stock activity	14,981	(2)	(19)	—	—	(21)
Balance, March 31, 2022	45,505,055	$2,275	$62,131	$9,326	$(62,613)	$11,119

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2020	35,768,086	$1,788	$22,076	$8,786	$25,798	$58,448
Net loss	—	—	—	—	(10,847)	(10,847)
Foreign currency translation	—	—	—	306	—	306
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	1,703	—	—	1,703
Net restricted stock activity	17,964	1	(83)	—	—	(82)
Balance, March 31, 2021	35,789,825	$1,789	$23,672	$9,092	$14,951	$49,504

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(43,224)	(43,224)
Foreign currency translation	—	—	—	(217)	—	(217)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	.	—	37,185
Stock-based compensation	—	—	854	—	—	854
Net restricted stock activity	413,593	20	(545)	—	—	(525)
Balance, March 31, 2022	45,505,055	$2,275	$62,131	$9,326	$(62,613)	$11,119

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(78,991)	(78,991)
Foreign currency translation	—	—	—	1,643	—	1,643
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	1,792	—	—	1,792
Net restricted stock activity	160,334	8	(107)	—	—	(99)
Minority interest	—	—	—	—	(520)	(520)
Balance, March 31, 2021	35,789,825	$1,789	$23,672	$9,092	$14,951	$49,504
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2022 And 2021
(Dollars in thousands)

	Nine Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(43,224)	$(78,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,944	13,968
Long-lived asset impairment	542	9,817
Deferred income taxes	(1,693)	(806)
Inventory reserve (1)	9,007	6,875
Gain from disposal of distribution center assets	—	(14,878)
Loss from sale of salon assets to franchisees, net	2,189	8,463
Goodwill impairment	16,000	—
Stock-based compensation	854	1,792
Amortization of debt discount and financing costs	1,379	1,313
Other non-cash items affecting earnings	419	183
Changes in operating assets and liabilities, excluding the effects of asset sales (2)	(24,770)	(27,743)
Net cash used in operating activities	(34,353)	(80,007)

Cash flows from investing activities:
Capital expenditures	(4,258)	(9,609)
Proceeds from sale of assets to franchisees	—	7,743
Costs associated with sale of salon assets to franchisees	—	(242)
Proceeds from company-owned life insurance policies	—	1,200
Net cash used in investing activities	(4,258)	(908)

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	—
Repayments of revolving credit facility	(3,096)	—
Proceeds from issuance of common stock, net of offering costs	37,185	—
Taxes paid for shares withheld	(844)	(316)
Minority interest buyout	—	(562)
Distribution center lease payments	—	(724)
Net cash provided by (used in) financing activities	43,245	(1,602)

Effect of exchange rate changes on cash and cash equivalents	(88)	6

Increase (decrease) in cash, cash equivalents, and restricted cash	4,546	(82,511)

Cash, cash equivalents and restricted cash:
Beginning of period	29,152	122,880
End of period	$33,698	$40,369
_______________________________________________________________________________
(1)Includes salon and distribution center reserves.
(2)Changes in operating assets and liabilities exclude assets and liabilities sold.
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2022 and for the three and nine months ended March 31, 2022 and 2021, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2022 and its consolidated results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
COVID-19 Impact:
During the periods ended March 31, 2022 and 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the Canada Emergency Wage Subsidy (CEWS), Canada Emergency Rent Subsidy (CERS) and the U.S. employee retention payroll tax credit were introduced for eligible employers. In fiscal years 2022 and 2021, the Company received $1.9 and $1.6 million, respectively, in CEWS and $1.2 and $0.0 million, respectively, in CERS that partially cover expenses incurred in Canada during those years. In fiscal year 2021, the Company recorded a $1.5 million benefit related to the U.S. employee retention tax credit. Additionally, in December 2021 the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act. Overall, COVID-19 has, and may continue to have, a negative effect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Liquidity:
The Company's debt of $193.8 million is due in March 2023 and management's current projected cash flows do not support the ability to repay this obligation in full at maturity. As a result of the maturity date, our debt is reflected as a current liability at March 31, 2022. Management is working with advisors to determine alternative financing arrangements and believes the ability to refinance alleviates substantial doubt related to the Company's ability to continue as a going concern. If the Company is not able to refinance our debt at terms acceptable to us by the maturity date, the lender would be able to call the debt and pursue other remedies that could be harmful to our business.
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold and continues to sell inventory at discounts and dispose of hard-to-sell products. Additionally, the reduction in company-owned salons decreases the Company's ability to redistribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of March 31, 2022 and June 30, 2021 was $14.3 and $11.8 million, respectively. In the three and nine months ended March 31, 2022, the Company recorded total inventory reserve charges of $7.5 and $9.0 million, respectively. In the three months ended March 31, 2022, $6.4 and $1.1 million were recorded in Inventory reserve and Company-owned salon expense, respectively. In the nine months ended March 31, 2022, $6.4 and $2.6 million were recorded in Inventory reserve and Company-owned salon expense, respectively. Included in Company-owned salon expense is an inventory reserve charge of $5.3 and $6.9 million in the three and nine months ended March 31, 2021, respectively.

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
Goodwill:
The Company assesses goodwill on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting below its carrying value. At the end of the period ended March 31, 2022, the Company determined a triggering event occurred related to a decrease in forecasted revenue due to slower than expected recovery from COVID-19, resulting in a quantitative impairment test performed over goodwill. Accordingly, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business as of March 31, 2022. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. Management's assumptions related to revenue growth rates were reduced and management increased expected salon closures compared to prior valuations. These changes, along with a decline in value from the market approach, reduced the fair value of the reporting unit from previous valuations. The discount rate of 19.5% was also a key assumption utilized in the discounted cash flows which was an increase of 1% from the second quarter valuation due to an increase in market interest rates.
As a result of the impairment testing as of March 31, 2022, the Franchise reporting unit was determined to have a carrying value in excess of its fair value, resulting in a goodwill impairment charge of $16.0 million in the third quarter. As of March 31, 2022 and June 30, 2021, the Franchise reporting unit had goodwill of $213.4 and $229.6 million, respectively. The Company's projections of future operating performance do not anticipate future salon closures due to the COVID-19 pandemic. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore; if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
The table below contains details related to the Company's goodwill (in thousands):

Franchise Reporting Unit

Goodwill, net at June 30, 2021	$229,582
Goodwill impairment	(16,000)
Translation rate adjustments	(220)
Goodwill, net at March 31, 2022	$213,362

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
Depreciation:
Depreciation expense in the three months ended March 31, 2022 and 2021 include $0.3 and $0.8 million, respectively, and for the nine months ended March 31, 2022 and 2021 include $0.9 and $3.4 million, respectively, of asset retirement obligations, which are cash expenses.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	March 31, 2022	June 30, 2021	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$10,209	$19,112	Receivables, net
Broker fees	16,515	19,254	Other assets

Deferred revenue:
Current
Gift card liability	$2,097	$2,240	Accrued expenses
Deferred franchise fees unopened salons	25	40	Accrued expenses
Deferred franchise fees open salons	5,801	5,884	Accrued expenses
Total current deferred revenue	$7,923	$8,164
Non-current
Deferred franchise fees unopened salons	$3,778	$6,571	Other non-current liabilities
Deferred franchise fees open salons	28,473	32,365	Other non-current liabilities
Total non-current deferred revenue	$32,251	$38,936

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

Balance as of June 30, 2021	$7,774
Benefit to reserve for doubtful accounts (1)	(88)
Provision for franchisee rent (2)	847
Reclass of accrued rent (3)	396
Write-offs	(1,600)
Balance as of March 31, 2022	$7,329
_______________________________________________________________________________
(1)The benefit to reserve for doubtful accounts is recognized as general and administrative in the unaudited Condensed Consolidated Statement of Operations.
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
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated (in thousands):

Balance as of June 30, 2021	$19,254
Additions	25
Amortization	(2,398)
Write-offs	(366)
Balance as of March 31, 2022	$16,515
The decrease in non-current deferred franchise fees for unopened salons from June 30, 2021 to March 31, 2022 is primarily due to $1.9 million of deferred fees related to terminated development agreements being recognized as fees in the unaudited Condensed Consolidated Statement of Operations in the nine months ended March 31, 2022, of which $0.1 million was recognized in the third quarter. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2022 and 2021 was $1.6 and $1.6 million, respectively, and for the nine months ended March 31, 2022 and 2021 was $4.9 and $4.9 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$1,503
2023	5,731
2024	5,489
2025	5,100
2026	4,632
Thereafter	11,819
Total	$34,274

3.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three and nine months ended March 31, 2022, the Company granted various equity awards including RSUs, SOs, and SARs as follows:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022

Restricted stock units (RSUs)	54,545	827,841
Stock options (SOs)	92,500	630,000
Stock appreciation rights (SARs)	112,500	600,000
The RSUs granted during the third quarter of fiscal year 2022 were granted to a Board member who was appointed the chairman of the Board and vest on November 14, 2022. The RSUs granted during the nine months ended March 31, 2022 vest 20%, 20%, 60% over a three-year period subsequent to the grant date or cliff vest after a one-year period subsequent to the grant date. The SOs and SARs granted during the third quarter of fiscal year 2022 were granted to newly appointed members of the Company's executive team. The SOs and SARs granted during the three and nine months ended March 31, 2022 vest 20%, 20%, 60% over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.5 and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, and $0.9 and $1.8 million for the nine months ended March 31, 2022 and 2021, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2022 and 2021, stock compensation includes a benefit related to executive forfeitures of $2.0 and $2.7 million, respectively.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2022, the Company received gross proceeds of $38.4 million related to the "at-the-market" offering and paid fees to sales agents and other fees of $1.2 million. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies.

4.     INCOME TAXES:
 A summary of income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Income tax benefit	$1,270	$333	$1,482	$1,368
Effective tax rate	4.4%	3.0%	3.3%	1.7%
The recorded tax benefits and effective tax rates for the three and nine months ended March 31, 2022 and 2021 were different than what would normally be expected primarily due to the impact of the deferred tax valuation allowance.
The Company is no longer subject to IRS examinations for years before 2014. Furthermore, with limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2012.

5.     COMMITMENTS AND CONTINGENCIES:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of non-payment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In the three and nine months ended March 31, 2022, the Company recorded $1.0 and $2.0 million of potential settlement exposure related to litigation, respectively, of which $1.1 million was paid during the year. The Company's accrual related to potential settlement fees was $0.9 million as of March 31, 2022. Included in the charge in the third quarter is litigation brought in the 11th Judicial Circuit, St. Charles County, Missouri, in which the Company challenged a landlord regarding a lease the Company secured but the landlord leased to another tenant. The landlord in the case prevailed and the court ordered the Company to pay the landlord $0.5 million in attorney’s fees. The Company requested leave to appeal and plans to vigorously pursue overturning this judgment. In addition, the Company's existing point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a commercial services agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, Opensalon® Pro. The Company's accrual related to the agreement was $2.6 and $3.0 million as of March 31, 2022 and June 30, 2021, respectively. Other litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

6.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash flows:

	March 31, 2022	June 30, 2021

	(Dollars in thousands)

Cash and cash equivalents	$25,630	$19,191
Restricted cash, included in other current assets (1)	8,068	9,961
Total cash, cash equivalents and restricted cash	$33,698	$29,152
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Office and warehouse rent	$987	$1,351	$3,904	$3,748
Lease termination expense (benefit) (1)	225	(147)	1,803	6,523
Lease liability benefit (2)	(357)	(3,009)	(3,284)	(11,295)
Franchise salon rent (3)	(464)	297	111	1,455
Company-owned salon rent	855	9,509	3,603	33,697
Total	$1,246	$8,001	$6,137	$34,128
_______________________________________________________________________________
(1)During the three months ended March 31, 2022, the Company incurred costs of $0.2 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. During the nine months ended March 31, 2022, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.9 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. For the three and nine months ended March 31, 2021, lease termination fees include $0.3 and $4.9 million, respectively, of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations and $(0.5) and $1.5 million, respectively, of adjustments to accrue future lease payments for salons that are no longer operating.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)Includes the provision for uncollectible franchisee rent. The credit in the three months ended March 31, 2022 relates to lower estimated exposure.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2022 and 2021, franchise rental income and franchise rent expense were $32.7 and $31.3 million, respectively and $100.2 and $95.9 million, respectively, for the nine months ended March 31, 2022 and 2021. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.15 and 6.44 years and the weighted average discount rate was 4.22% and 4.11% for all salon operating leases as of March 31, 2022 and June 30, 2021, respectively.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate.
In the three months ended March 31, 2022 and 2021, the Company recognized a long-lived impairment charge of $0.3 and $0.8 million, respectively, which included $0.3 and $0.3 million, respectively, related to the ROU assets, in the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2022 and 2021, the Company recognized a long-lived impairment charge of $0.5 and $9.8 million, respectively, which included $0.5 and $6.3 million, respectively, related to the ROU assets, in the unaudited Condensed Consolidated Statement of Operations. The impairments recorded were primarily the result of triggering events identified on certain underperforming salons, salons that were identified to close in the year, and certain salons where franchisees were unable to fulfill their rent obligations. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. The Company's projections of future operating performance do not anticipate future salon closures due to the COVID-19 pandemic. However, the ultimate severity and longevity of the COVID-19 pandemic is unknown, therefore; if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of March 31, 2022, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

Remainder of 2022	$31,816	$1,091	$584	$33,491	$(31,816)	$1,675
2023	117,500	3,743	2,365	123,608	(117,500)	6,108
2024	102,920	2,133	1,486	106,539	(102,920)	3,619
2025	86,453	735	1,525	88,713	(86,453)	2,260
2026	73,152	414	1,563	75,129	(73,152)	1,977
Thereafter	184,351	370	6,498	191,219	(184,351)	6,868
Total future obligations	$596,192	$8,486	$14,021	$618,699	$(596,192)	$22,507
Less amounts representing interest	71,797	396	2,016	74,209
Present value of lease liabilities	$524,395	$8,090	$12,005	$544,490
Less current lease liabilities	101,655	3,818	1,900	107,373
Long-term lease liabilities	$422,740	$4,272	$10,105	$437,117

8.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:
Revolving Credit Facility

	Maturity Date	March 31, 2022	March 31, 2022	June 30, 2021

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Revolving credit facility	2023	5.125%	$193,814	$186,911
At March 31, 2022, cash and cash equivalents totaled $25.6 million. As of March 31, 2022, the Company has $193.8 million of outstanding borrowings under a $291.3 million revolving credit facility. The credit facility decreased $3.1 million from $294.4 million as of June 30, 2021 in accordance with the bulk sale provisions in the revolving credit facility agreement, due to the sale of secured inventory related to our transition to third-party distribution partners. At March 31, 2022, the Company had outstanding standby letters of credit under the revolving credit facility of $15.7 million, primarily related to the Company's self-insurance program. The unused available credit under the revolving credit facility was $81.8 million as of March 31, 2022. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of March 31, 2022. Total liquidity per the agreement was $128.3 million as of March 31, 2022. The revolving credit facility has a minimum liquidity covenant of $75.0 million. As of March 31, 2022, the Company had cash, cash equivalents and restricted cash of $33.7 million and current liabilities of $352.0 million.
The Company was in compliance with all covenants and other requirements of the financing arrangements as of March 31, 2022. Management's current projected cash flows do not support the ability to repay this obligation in full at maturity, however, management is working with advisors to determine alternative financing arrangements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2022 and June 30, 2021, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets and accounts payable approximated their carrying values.
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
The following impairments were based on fair values using Level 3 inputs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Goodwill impairment (1)	$16,000	$—	$16,000	$—
Long-lived asset impairment (1)	327	833	542	9,817
_______________________________________________________________________________
(1)See Note 1 to the unaudited Condensed Consolidated Financial Statements.

10.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. Beginning in fiscal year 2022, corporate costs are included within the Franchise segment to reflect how the CODM reviews the business. The Company re-assessed its CODM conclusion in the second quarter of fiscal year 2022 as part of the CEO transition. As of March 31, 2022, the Company concluded the Interim CEO was the chief operating decision maker.
The Company's reportable operating segments consisted of the following salons:

	March 31, 2022	June 30, 2021

FRANCHISE SALONS:
SmartStyle/Cost Cutters in Walmart Stores	1,667	1,666
Supercuts	2,316	2,386
Portfolio Brands	1,378	1,357
Total North American salons	5,361	5,409
Total International salons (1)	143	154
Total Franchise salons	5,504	5,563
as a percent of total Franchise and Company-owned salons	97.9%	95.3%

COMPANY-OWNED SALONS:
SmartStyle/Cost Cutters in Walmart Stores	52	91
Supercuts	19	35
Portfolio Brands	46	150
Total Company-owned salons	117	276
as a percent of total Franchise and Company-owned salons	2.1%	4.7%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	78

Grand Total, System-wide	5,697	5,917
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of March 31, 2022, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of SmartStyle®, Supercuts®, Cost Cutters®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended March 31, 2022
	Franchise	Company-owned	Consolidated (1)

	(Dollars in thousands)

Revenues:
Royalties	$15,799	$—	$15,799
Fees	3,364	—	3,364
Product sales to franchisees	1,293	—	1,293
Advertising fund contributions	8,078	—	8,078
Franchise rental income	32,666	—	32,666
Company-owned salon revenue	—	3,549	3,549
Total revenue	61,200	3,549	64,749

Operating expenses:
Cost of product sales to franchisees	2,598	—	2,598
Inventory reserve (1)	—	—	6,420
General and administrative	14,934	635	15,569
Rent	327	919	1,246
Advertising fund expense	8,078	—	8,078
Franchise rent expense	32,666	—	32,666
Company-owned salon expense	—	5,292	5,292
Depreciation and amortization	1,592	405	1,997
Long-lived asset impairment	322	5	327
Goodwill impairment	16,000	—	16,000
Total operating expenses	76,517	7,256	90,193
Operating loss	$(15,317)	$(3,707)	$(25,444)
_______________________________________________________________________________
(1)This charge, primarily related to reserving for personal protective equipment acquired as a result of the COVID-19 pandemic, relates to the wind down of our distribution centers and is reviewed separately from the segment results by the CODM. Consolidated results will not cross foot as the inventory reserve is not part of the Company's segments.

	Three Months Ended March 31, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$12,835	$—	$12,835
Fees	5,120	—	5,120
Product sales to franchisees	13,079	—	13,079
Advertising fund contributions	5,580	—	5,580
Franchise rental income	31,317	—	31,317
Company-owned salon revenue	—	32,336	32,336
Total revenue	67,931	32,336	100,267

Operating expenses:
Cost of product sales to franchisees	11,168	—	11,168
General and administrative	23,057	1,525	24,582
Rent	772	7,229	8,001
Advertising fund expense	5,580	—	5,580
Franchise rent expense	31,317	—	31,317
Company-owned salon expense	—	33,707	33,707
Depreciation and amortization	1,933	1,687	3,620
Long-lived asset impairment	22	811	833
Total operating expenses	73,849	44,959	118,808
Operating loss	$(5,918)	$(12,623)	$(18,541)

	Nine Months Ended March 31, 2022
	Franchise	Company-owned	Consolidated (1)

	(Dollars in thousands)

Revenues:
Royalties	$48,526	$—	$48,526
Fees	11,496	—	11,496
Product sales to franchisees	11,729	—	11,729
Advertising fund contributions	24,213	—	24,213
Franchise rental income	100,200	—	100,200
Company-owned salon revenue	—	16,597	16,597
Total revenue	196,164	16,597	212,761

Operating expenses:
Cost of product sales to franchisees	14,129	—	14,129
Inventory reserve (1)	—	—	6,420
General and administrative	51,099	2,243	53,342
Rent	3,359	2,778	6,137
Advertising fund expense	24,213	—	24,213
Franchise rent expense	100,200	—	100,200
Company-owned salon expense	—	18,304	18,304
Depreciation and amortization	4,718	1,128	5,846
Long-lived asset impairment	450	92	542
Goodwill impairment	16,000	—	16,000
Total operating expenses	214,168	24,545	245,133
Operating loss	$(18,004)	$(7,948)	$(32,372)
_______________________________________________________________________________
(1)This charge, primarily related to reserving for personal protective equipment acquired as a result of the COVID-19 pandemic, relates to the wind down of our distribution centers and is reviewed separately from the segment results by the CODM. Consolidated results will not cross foot as the inventory reserve is not part of the Company's segments.

	Nine Months Ended March 31, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$36,989	$—	$36,989
Fees	9,600	—	9,600
Product sales to franchisees	41,057	—	41,057
Advertising fund contributions	14,804	—	14,804
Franchise rental income	95,885	—	95,885
Company-owned salon revenue	—	117,648	117,648
Total revenue	198,335	117,648	315,983

Operating expenses:
Cost of product sales to franchisees	33,171	—	33,171
General and administrative	70,483	6,936	77,419
Rent	3,109	31,019	34,128
Advertising fund expense	14,804	—	14,804
Franchise rent expense	95,885	—	95,885
Company-owned salon expense	—	110,261	110,261
Depreciation and amortization	6,304	11,080	17,384
Long-lived asset impairment	726	9,091	9,817
Total operating expenses	224,482	168,387	392,869
Operating loss	$(26,147)	$(50,739)	$(76,886)

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
MANAGEMENT'S OVERVIEW
Regis Corporation (RGS) franchises hairstyling and hair care salons throughout the United States, Canada, Puerto Rico and the United Kingdom. As of March 31, 2022, the Company franchised, owned or held ownership interests in 5,697 worldwide locations. Our locations consisted of 5,621 system-wide North American and international salons, and in 76 locations we maintained a non-controlling ownership interest less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2022, the Company had 735 employees worldwide.
COVID-19 Impact
During the periods ended March 31, 2022 and 2021, the COVID-19 pandemic had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the Canada Emergency Wage Subsidy (CEWS), Canada Emergency Rent Subsidy (CERS) and the U.S. employee retention payroll tax credit were introduced for eligible employers. In fiscal years 2022 and 2021, the Company received $1.9 and $1.6 million, respectively, in CEWS and $1.2 and $0.0 million, respectively, in CERS that partially cover expenses incurred in Canada during those years. In fiscal year 2021, the Company recorded a $1.5 million benefit related to the U.S. employee retention payroll tax credit. Additionally, in December 2021 the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act. Overall, COVID-19 has, and may continue to have, a negative effect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short and long term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the availability and acceptance of preventative vaccines, the emergence and impact of new COVID-19 variants, and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing brands, and in line with its capital-light business, a new merchandise strategy to outsource product distribution was adopted in the third quarter of fiscal year 2021. The Company has shifted its product business from a wholesale model to a third-party distribution model. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company will receive a fee from the third-party distributors which is included in fees on the interim unaudited Condensed Consolidated Statement of Operations. The change is expected to result in product sales to franchisees providing significantly less revenue by the end of fiscal year 2022.
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
System-wide same-store sales (1) by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

SmartStyle	(2.5)%	(19.6)%	8.8%	(28.7)%
Supercuts	17.8	(22.3)	26.0	(29.9)
Portfolio Brands	4.0	(17.9)	13.2	(26.6)
Consolidated system-wide same-store sales	8.6%	(20.7)%	17.8%	(28.7)%
_______________________________________________________________________________
(1)Fiscal year 2022 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Fiscal year 2021 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations open for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the increase (decrease) is measured in basis points.

	Three Months Ended March 31,					Nine Months Ended March 31,
	2022	2021	2022	2021	2022	2022	2021	2022	2021	2022

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$15.8	$12.8	24.4%	12.8%	1,160	$48.5	$37.0	22.8%	11.7%	1,110
Fees	3.4	5.1	5.2	5.1	10	11.5	9.6	5.4	3.0	240
Product sales to franchisees	1.3	13.1	2.0	13.1	(1,110)	11.7	41.1	5.5	13.0	(750)
Advertising fund contributions	8.1	5.6	12.5	5.6	690	24.2	14.8	11.4	4.7	670
Franchise rental income	32.7	31.3	50.5	31.2	1,930	100.2	95.9	47.1	30.3	1,680
Company-owned salon revenue	3.5	32.3	5.4	32.2	(2,680)	16.6	117.6	7.8	37.3	(2,950)

Cost of product sales to franchisees (2)	2.6	11.2	200.0	85.5	11,450	14.1	33.2	120.5	80.8	3,970
Inventory reserve	6.4	—	9.9	—	N/A	6.4	—	3.0	—	N/A
General and administrative	15.6	24.6	24.1	24.6	(50)	53.3	77.4	25.0	24.5	50
Rent	1.2	8.0	1.9	8.0	(610)	6.1	34.1	2.9	10.8	(790)
Advertising fund expense	8.1	5.6	12.5	5.6	690	24.2	14.8	11.4	4.7	670
Franchise rent expense	32.7	31.3	50.5	31.2	1,930	100.2	95.9	47.1	30.3	1,680
Company-owned salon expense	5.3	33.7	8.2	33.6	(2,540)	18.3	110.3	8.6	34.9	(2,630)
Depreciation and amortization	2.0	3.6	3.1	3.6	(50)	5.8	17.4	2.7	5.5	(280)
Long-lived asset impairment	0.3	0.8	0.5	0.8	(30)	0.5	9.8	0.2	3.1	(290)
Goodwill impairment	16.0	—	24.7	—	N/A	16.0	—	7.5	—	N/A

Operating loss (3)	(25.4)	(18.5)	(39.2)	(18.5)	(2,070)	(32.4)	(76.9)	(15.2)	(24.3)	910

Interest expense	(3.4)	(3.2)	(5.2)	(3.2)	(200)	(10.2)	(10.6)	(4.8)	(3.4)	(140)
Loss from sale of salon assets to franchisees, net	(0.5)	(4.6)	(0.8)	(4.6)	380	(2.2)	(8.5)	(1.0)	(2.7)	170
Interest income and other, net	0.2	15.1	0.3	15.1	(1,480)	—	15.6	—	4.9	(490)

Income tax benefit (4)	1.3	0.3	4.4	3.0	N/A	1.5	1.4	3.3	1.7	N/A

Net loss (3)	(27.9)	(10.8)	(43.1)	(10.8)	(3,230)	(43.2)	(79.0)	(20.3)	(25.0)	470
_______________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Excludes depreciation and amortization expense. The Company exited its warehouses in fiscal year 2022 and is selling inventory below cost to facilitate the wind down of the whole-sale distribution business.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(4)Computed as a percent of loss from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Three and Nine Months Ended March 31, 2022 Compared with Three and Nine Months Ended March 31, 2021
Consolidated Revenues
Consolidated revenues are comprised of royalties, fees, advertising fund contributions, product sales to franchisees, franchise rental income and company-owned salon revenue.
Consolidated revenue decreased $35.6 and $103.2 million, or 35.5% and 32.7%, for the three and nine months ended March 31, 2022, respectively. Royalty revenue increased $3.0 and $11.5 million, respectively, in the three and nine months ended March 31, 2022 due to higher franchise system-wide sales and higher franchise salon counts. The overall decrease in revenue is due to the decrease in company-owned salons. During the twelve months ended March 31, 2022, 448 salons were sold to franchisees and 544 and 22 system-wide salons were closed and constructed, respectively (2022 Net Salon Count Changes). During the three and nine months ended March 31, 2022, company-owned salon revenue decreased $28.8 and $101.0 million, respectively, due primarily to the sale of salons to franchisees and salon closures. For the three and nine months ended March 31, 2022, the impact to consolidated revenue due to the sale of salons to franchisees and closure of salons was $24.8 and $88.8 million, respectively.
Royalties
During the three and nine months ended March 31, 2022, royalties increased $3.0 and $11.5 million, or 23.4% and 31.1%, respectively, primarily due to the increase in franchise salons and higher franchise system-wide sales. Total franchised locations open at March 31, 2022 were 5,504 as compared to 5,317 at March 31, 2021.
Fees
During the three months ended March 31, 2022, fees decreased $1.7 million, or 33.3%, primarily due an increase in terminated development agreements in the three months ended March 31, 2021, partially offset by the increase in franchise salons and an increase in salons running Opensalon® Pro in the three months ended March 31, 2022. In fiscal year 2022, the Company recorded $1.5 million of terminated development agreement fees in the second quarter. During the nine months ended March 31, 2022, fees increased $1.9 million, or 19.8%, primarily due to the increase in franchise salons and an increase in salons running Opensalon® Pro.
Product Sales to Franchisees
Product sales to franchisees decreased $11.8 and $29.4 million, or 90.1% and 71.5%, respectively, during the three and nine months ended March 31, 2022, primarily due to the Company's shift to third-party distribution partners. The Company expects revenue from product sales to decrease significantly during fiscal year 2022.
Advertising Fund Contributions
Advertising fund contributions increased $2.5 and $9.4 million, or 44.6% and 63.5%, respectively, during the three and nine months ended March 31, 2022, primarily due to the increase in franchise salon count and system-wide sales. Additionally, the increase in the nine months ended March 31, 2022 is also due to an increase in the contribution rate that had been reduced in the first half of fiscal year 2021 in response to COVID-19.
Franchise Rental Income
During the three and nine months ended March 31, 2022, franchise rental income increased $1.4 and $4.3 million, or 4.5% and 4.5%, respectively, primarily due to the increase in franchise salon count.
Company-owned Salon Revenue
During the three and nine months ended March 31, 2022, company-owned salon revenue decreased $28.8 and $101.0 million, or 89.2% and 85.9%, respectively, due to the decrease in Company-owned salons as a result of the sale of salons to franchisees and salon closures, a decline in product sales, and exiting our third-party logistic revenue associated with the closure of our warehouses in fiscal year 2022.
Cost of Product Sales to Franchisees
The 11,450 and 3,970 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2022, respectively, were primarily due to the Company reducing prices to liquidate distribution center inventory.

Inventory Reserve
During the three and nine months ended March 31, 2022, the Company recorded an inventory reserve of $6.4 million related to distribution center inventory, primarily consisting of personal protective equipment the Company no longer believes is marketable.
General and Administrative
The decreases of $9.0 and $24.1 million, or 36.6% and 31.1%, in general and administrative expense during the three and nine months ended March 31, 2022, respectively, were primarily due to lower administrative and field management compensation due to reductions in headcount as we align our cost structure with our asset-light franchise model, partially offset by $1.0 and $2.0 million, respectively, of estimated potential legal settlements (see Note 5 to the unaudited Condensed Consolidated Financial Statements). Additionally, the provision for doubtful accounts expense also contributed to the decline in the nine months ended March 31, 2022.
Rent
The decreases of $6.8 and $28.0 million, or 85.0% and 82.1%, in rent expense during the three and nine months ended March 31, 2022, respectively, were primarily due to the net reduction in the number of company-owned salons. Additionally, in the three months ended March 31, 2022 the Company accrued less rent deemed uncollectible from franchisees. Partially offsetting the decrease in the nine month period was a $0.9 million broker fee incurred in the nine months ended March 31, 2022 related to exiting the Company's distribution centers.
Advertising Fund Expense
Advertising fund expense increased $2.5 and $9.4 million, or 44.6% and 63.5%, during the three and nine months ended March 31, 2022, respectively, primarily due to the increase in franchise salon count and system-wide sales. Additionally, the increase in the nine months ended March 31, 2022 is also due to an increase in the contribution rate that had been reduced in the first half of fiscal year 2021 in response to COVID-19.
Franchise Rent Expense
During the three and nine months ended March 31, 2022, franchise rent expense increased $1.4 and $4.3 million, or 4.5% and 4.5%, respectively, primarily due to the increase in franchise salon count.
Company-owned Salon Expense
Company-owned salon expense for the three and nine months ended March 31, 2022 decreased $28.4 and $92.0 million, or 84.3% and 83.4%, respectively, primarily due to the reduction in company-owned salons, a decline in product sales, and exiting third-party logistics.
Depreciation and Amortization
The decreases of $1.6 and $11.6 million, or 44.4% and 66.7%, in depreciation and amortization during the three and nine months ended March 31, 2022, respectively, were primarily due to the net reduction in company-owned salon counts and no depreciation expense in the current year related to the distribution center assets that were derecognized in the third quarter of fiscal year 2021.
Long-Lived Asset Impairment
In the three months ended March 31, 2022 and 2021, the Company recorded a long-lived asset impairment charge of $0.3 and $0.8 million, respectively, which included an ROU asset impairment charge of $0.3 and $0.3 million, respectively. In the nine months ended March 31, 2022 and 2021, the Company recorded a long-lived asset impairment charge of $0.5 and $9.8 million, respectively, which included an ROU asset impairment charge of $0.5 and $6.3 million, respectively. The decreases in long-lived asset impairment were primarily due to more salons being impaired in prior periods.
Goodwill Impairment
In the three and nine months ended March 31, 2022, the Company recorded a goodwill impairment charge of $16.0 million (see Note 1 to the unaudited Condensed Consolidated Financial Statements).

Interest Expense
The $0.2 million increase in interest expense for the three months ended March 31, 2022 was primarily due to increased borrowings. The $0.4 million decrease in interest expense for the nine months ended March 31, 2022 was primarily due to interest incurred related to the financing liabilities associated with our sale leasebacks that ended in fiscal year 2021, partially offset by an increase in borrowings.
Loss from Sale of Salon Assets to Franchisees, net
The $4.1 and $6.3 million decreases in the loss from the sale of salon assets to franchisees, net in the three and nine months ended March 31, 2022, respectively, were primarily due to fewer salons sold in fiscal year 2022.
Interest Income and Other, net
The decreases of $14.9 and $15.6 million in interest income and other, net during the three and nine months ended March 31, 2022 were primarily due to the gain associated with the leases for the Company's distribution centers recognized in the three months ended March 31, 2021.
Income Tax Benefit
During the three and nine months ended March 31, 2022, the Company recognized tax benefits of $1.3 and $1.5 million, respectively, with corresponding effective tax rates of 4.4% and 3.3% as compared to recognizing tax benefits of $0.3 and $1.4 million, respectively, with corresponding effective tax rates of 3.0% and 1.7% during the three and nine months ended March 31, 2021.
See Note 4 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 10 to the unaudited Condensed Consolidated Financial Statements. Significant results of operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	Increase (Decrease) (1)	2022	2021	Increase (Decrease) (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$15.8	$12.8	$3.0	$48.5	$37.0	$11.5
Fees	3.4	5.1	(1.7)	11.5	9.6	1.9
Product sales to franchisees	1.3	13.1	(11.8)	11.7	41.1	(29.4)
Advertising fund contributions	8.1	5.6	2.5	24.2	14.8	9.4
Franchise rental income	32.7	31.3	1.4	100.2	95.9	4.3
Total franchise revenue (1)	$61.2	$67.9	$(6.7)	$196.2	$198.3	$(2.1)

Franchise same-store sales (2)	8.8%	(19.3)%		18.0%	(27.6)%

Operating loss	$(15.3)	$(5.9)	$(9.4)	$(18.0)	$(26.1)	$8.1
Total franchise salons	5,504	5,317	187
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(2)Franchise same-store sales in fiscal year 2022 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Franchise same-store sales in fiscal year 2021 are calculated as the total change in sales for franchise locations open for more than one year that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
Franchise Revenues
Franchise revenues decreased $6.7 and $2.1 million during the three and nine months ended March 31, 2022. The decrease in franchise salon revenue during the three months and nine months ended March 31, 2022 was primarily due to the decrease in product sales to franchisees due to the Company's shift to third-party distributors, partially offset by higher royalties and advertising fund contributions due to an increase in salon count and system-wide sales. During the twelve months ended March 31, 2022, franchisees constructed (net of relocations) and closed 22 and 283 franchise salons, respectively, and purchased 448 salons from the Company during the same period. The Company expects product revenue to continue to decrease throughout fiscal year 2022 due to the Company exiting its wholesale product business.
Franchise Operating Loss
During the three and nine months ended March 31, 2022, franchise salon operations generated operating losses of $15.3 million and $18.0 million, respectively. The loss in the three months ended March 31, 2022 was $9.4 million higher than the prior year due to a goodwill impairment charge of $16.0 million in the period. Excluding the goodwill impairment, operating income increased primarily due to higher royalty revenue and decreased general and administrative expense and rent. The operating loss improved $8.1 million in the nine months ended March 31, 2022 from the prior comparable period due to the increase in royalties and decrease in general and administrative expense and rent, partially offset by the goodwill impairment charge.

Company-owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	(Decrease) Increase (1)	2022	2021	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$3.5	$32.3	$(28.8)	$16.6	$117.6	$(101.0)
Operating loss	$(3.7)	$(12.6)	$8.9	$(7.9)	$(50.7)	$42.8
Total company-owned salons	117	826	(709)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Company-owned Salon Revenues
Company-owned salon revenues decreased $28.8 and $101.0 million during the three and nine months ended March 31, 2022, respectively, primarily due to the 2022 Net Salon Count Changes.
Company-owned Salon Operating Loss
During the three and nine months ended March 31, 2022, company-owned salon operating loss improved $8.9 and $42.8 million, respectively, compared to the prior comparable period. The improvement in the loss during the three and nine months ended March 31, 2022 was primarily due to reduced general and administrative expense primarily related to salaries, a decrease in depreciation and long-lived asset impairment and the exiting of loss making company-owned salons.

LIQUIDITY AND CAPITAL RESOURCES
The Company's debt of $193.8 million is due in March 2023 and management's current projected cash flows do not support the ability to repay this obligation in full at maturity. As a result of the maturity date, our debt is reflected as a current liability at March 31, 2022. Management is working with advisors to determine alternative financing arrangements and believes the ability to refinance alleviates substantial doubt related to the Company's ability to continue as a going concern. If the Company is not able to refinance our debt at terms acceptable to us by the maturity date, the lender would be able to call the debt and pursue other remedies that could be harmful to our business.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity.
As of March 31, 2022, cash and cash equivalents were $25.6 million, with $23.7 and $1.9 million within the United States and Canada, respectively.
The Company's borrowing arrangements include a $291.3 million five-year revolving credit facility that expires in March 2023, of which $81.8 million was available as of March 31, 2022. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of March 31, 2022. Total liquidity per the agreement was $128.3 million as of March 31, 2022. The revolving credit facility has a minimum liquidity covenant of $75.0 million (see Note 8 to the unaudited Condensed Consolidated Financial Statements).
Additionally, on February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program may be used to, among other things, fund working capital requirements, repay debt and support growth strategies. Such strategies may include positioning the Company for potential expansion through targeted industry acquisitions and alternatives to fund additional capital investment requirements related to potential partnership opportunities to facilitate continued growth of our proprietary technology, Opensalon® Pro. During the nine months ended March 31, 2022, the Company issued 9.3 million shares and received net proceeds of $37.2 million.
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

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2022, cash used in operating activities was $34.4 million compared to $80.0 million in the prior year. Cash used in operations improved due to higher royalties, lower general and administrative expense, lower rent and the exiting of loss making company-owned salons. These improvements were partially offset by $2.5 million of social security contributions remitted in the second quarter that had been deferred under the CARES Act.
Cash Flows from Investing Activities
During the nine months ended March 31, 2022, cash used in investing activities of $4.3 million was due to capital expenditures primarily related to internally-developed capitalized software. During the nine months ended March 31, 2021, cash used in investing activities of $0.9 million was primarily due to capital expenditures, partially offset by proceeds from the sale of salon assets.
Cash Flows from Financing Activities
During the nine months ended March 31, 2022, cash provided by financing activities was $43.2 million, primarily as a result of net proceeds of $37.2 million related to the issuance of common stock and a net $6.9 million draw on the Company's revolving credit facility. During the nine months ended March 31, 2021, cash used in financing activities was $1.6 million.
Financing Arrangements
The Company's existing revolving credit facility is due in March 2023 and management is working with advisors to determine alternate financing. Uncertainty in the business, including the impact of COVID-19, may reduce our borrowing options and increase the interest rate. An increase to the rate or a decrease to the facility may impact our ability to achieve our strategic objectives and may materially impact our operations. Additionally, the Company may need to look to other sources of financing, including additional use of the Company's At-The-Market (ATM) offering or other equity offerings that may be dilutive to shareholders. See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

March 31, 2022	94.6%
June 30, 2021	91.6%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The increase in the debt to capitalization ratio as of March 31, 2022 as compared to June 30, 2021, was primarily due to the decrease in shareholders' equity as a result of the loss from operations.

Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2022, the Company issued 9.3 million shares for net proceeds of $37.2 million.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three and nine months ended March 31, 2022, the Company did not repurchase any shares. As of March 31, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of the uncertain duration and severity of the COVID-19 pandemic, including any adverse impact from Delta, Omicron and other variants; the impact of the COVID-19 pandemic on our key suppliers; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes and fashion trends; the continued ability of the Company to implement its strategy, priorities and initiatives including the re-engineering of our corporate and field infrastructure; new merchandising strategy; our franchisees' ability to attract, train and retain talented stylists; financial performance of our franchisees; the ability to operate or sell the salons transferred back from TBG; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; Opensalon® Pro may not yield the intended results; compliance with credit facility covenants and access to the existing revolving credit facility; ability to re-finance our existing credit facility, including our ability to re-finance at a similar rate, and our ability to raise additional debt or equity capital; our capital investments in technology may not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company faces allegations of non-payment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations (See Note 5 to the unaudited Condensed Consolidated Financial Statements). Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, except for the revision of the ninth and fourteenth risk factor listed below and the addition of the last risk factor listed below.
We are moving away from our wholesale distribution model to third-party preferred supplier arrangements.
We are exiting the wholesale distribution model and have entered into a preferred supplier agreement with a supplier. This change has and will continue to reduce our future revenue and we have and may continue to incur significant costs related to the transition. We have sold inventory at a loss and have significantly reduced our inventory balance to management’s estimated realizable value. These inventory related losses may continue and we may have to reduce the value of our existing inventory in the future. In addition, if our new supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, economic instability and other impactful events and circumstances in the regions in which our supplier and their manufacturers are located (such as in the ongoing COVID-19 pandemic), the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and their manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the areas in which they are located are beyond our control.
Our ability to franchise our company-owned SmartStyle salons and successfully operate this business is dependent on our relationship with Walmart.
As of March 31, 2022, we had 1,719 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord, and we believe we are Walmart's largest tenant. Our business within each of those 1,719 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to close up to 100 of our salons per year for any reason, upon payment of certain penalties, to terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period, and to terminate the lease if the Walmart store is closed. In fiscal year 2017, we began franchising SmartStyle salons. Future franchising activity will require, and be limited, by the approval of Walmart on a location-by-location basis. Walmart may not give its approval to franchise some or all of our company-owned salons. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our stores in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.
Our ability to use our U.S. net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
Utilization of the net operating loss carryforwards may be subject to an annual limitation if an ownership change under Section 382 of the Internal Revenue Code of 1986 occurs. An ownership change could be triggered by subsequent sales of securities by us or our stockholders and such a change of ownership may limit our utilization of net operating losses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2022, the Company issued 9.3 million shares for proceeds of $38.4 million offset by fees of $1.2 million.
The following table shows the stock issuance activity for the three months ended March 31, 2022:

Period	Total Number of Shares Issued	Average Price per Share	Total Number of Shares Issued As Part of Publicly Announced Plans	Gross Proceeds Received

1/1/22 - 1/31/22	—	$—	9,295,618	$—
2/1/22 - 2/28/22	—	—	9,295,618	—
3/1/22 - 3/31/22	—	—	9,295,618	—
Total	—	$—	9,295,618	$—
On March 31, 2022, $11.6 million remains under the prospectus supplement, which equates to 5.5 million shares based on the share price as of March 31, 2022.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of March 31, 2022, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At March 31, 2022, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2022.

Item 6.  Exhibits

Exhibit 10.1	Offer Letter, Non-Compete, Non-Disclosure, Non-Solicitation and Non-Hire Agreement, between Matthew Doctor and Regis Corporation, dated May 4, 2022. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 5, 2022.)
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2022, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2022, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2022	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)