Form 10-K
period 2022-06-30
REGIS CORP
filed 2022-08-23
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2021, was approximately $78,213,138. The registrant has no non-voting common equity.
As of August 15, 2022, the registrant had 45,514,877 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2022 meeting of shareholders (the "2022 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2022) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These uncertainties include a potential material adverse impact on our business and results of operations as a result of the COVID-19 pandemic, including any adverse impact from variants; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes, fashion trends and consumer spending patterns; compliance with New York Stock Exchange listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; the return of sales at franchise locations to pre-pandemic levels; new merchandising strategy that utilizes third-party preferred supplier arrangements; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; the successful migration of our franchisees to the Zenoti salon technology platform; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; the effectiveness of our enterprise risk management program; compliance with covenants in our financing arrangement, access to the existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness; our capital investments in technology may not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group, Inc.; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2022

PART I

Item 1.    Business
General:
Regis Corporation franchises and owns hairstyling and hair care salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2022, the Company franchised, owned or held ownership interests in 5,576 locations worldwide. The Company's locations consist of 5,395 franchised salons, 105 company-owned salons, and 76 locations in which we maintain a non-controlling ownership interest. Each of the Company's salon concepts generally offer similar salon products and services.
The major services supplied by the salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. Salons also sell a variety of hair care and other beauty products. We earn royalty revenue based on service and product sales at our franchise locations and earn revenue for services and products sold at our company-owned salons. Salons operate primarily under the trade names of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters and they generally serve the value category within the industry. Salons are primarily located in strip center locations and Walmart Supercenters.
Financial information about our segments and geographic areas for fiscal years 2022 and 2021 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
We have substantially completed our multi-year transformation to an asset-light fully-franchised business. As of June 30, 2022, 98.1% of our salons are owned by franchisees. The remaining 105 company-owned salons will be sold or closed when the leases expire.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently-owned and operated. However, the influence of salon chains, both franchised and corporate-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence due to name recognition and benefits that come with scale.
In nearly every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently-owned salons, department store salons located within malls, in-home hair services, booth rentals and blow dry bars. The Company also faces competition from other franchise organizations outside of the hair salon industry in attracting new franchisees.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, the ability to recruit franchisees, experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality and consistency of the guest experience, the ability to attract, retain, and train stylists, technology, convenience, location and price. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.

Salon Franchising Program:
General.    We have various franchise support functions our 5,395 franchised salons as of June 30, 2022, consisting mainly of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters salons. We provide our franchisees with a comprehensive system of business training, stylist education, site approval, professional marketing, promotion, and advertising programs, and other forms of ongoing support designed to help franchisees build successful businesses. Historically, we have signed the salon lease and then subleased the space to our franchisees. However, moving forward, for all new locations and some lease renewals, franchisees will seek to sign the salon leases directly with the landlords; however, there may be cases where we decide to stay on the lease. We have the right to approve salon leases.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, prices charged for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control day-to-day franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company's franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees' employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees' employees' wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, and/or discipline and discharge.
Franchise Terms.    Pursuant to a franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most brands, the Company collects advertising funds from franchisees and administers the funds on behalf of the brands. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs and certain other items, including initial working capital. The majority of franchise agreements provide the Company a right of first refusal if the store is to be sold and the franchisee must obtain the Company's approval in all instances where there is a sale of a franchise location.
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
Cost Cutters (not located in Walmart Supercenters), First Choice Haircutters and Magicuts
The majority of existing Cost Cutters franchise agreements have a 15-year term with a 15-year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a 10-year term with a five-year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company, which provide limited territorial protection.
Roosters Men’s Grooming Center
Roosters franchise agreements have a 10-year term with a 10-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrent with the opening of their first store, along with a development agreement with the right to open two additional locations.

Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including: operations, management training, marketing fundamentals and controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides franchisee salon managers and stylists with access to technical training resources.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, comprehensive retail assortments, and engagement through technology all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times are essential elements in delivering an efficient guest experience. Our mobile applications and online check-in capabilities, including check-ins directly from Google®, allow us to capitalize on our guests' desire for convenience. Our franchisees continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic and managing guest wait times. Our franchise salons are located in high-traffic strip centers and Walmart Supercenters, with guest parking and easy access, and are generally open seven days per week to offer guests a variety of convenient ways to fulfill their beauty needs.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $20 to $28. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control all pricing at their locations.
Salon Safety, Appearance and Atmosphere. Guest and stylist safety is our first priority and became even more important by the novel strain of coronavirus and all related variants (COVID-19). We have invested heavily in safety and personal protective equipment and training employees on safety measures. Our salon repairs and maintenance program is designed to ensure we invest in salon cleanliness and safety, as well as in maintaining the normal operation of our company-owned salons. The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet.
Retail Assortments. Salons sell nationally recognized hair care and beauty products, as well as an assortment of corporate-owned brand products. Stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include: L'Oreal Professional Brands, Regis Private Label Brand, Designline®, and Paul Mitchell. We also distribute our Designline brand through distribution channels, including Amazon.com and Walmart.com.
Technology.  In fiscal year 2022, we sold our proprietary back-office salon management system, Opensalon® Pro to a third party, Zenoti. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. We expect all of our salons will transition to the Zenoti salon management system in fiscal year 2023. We also use mobile applications to allow guests to view wait times and interact in other ways with salons.
Marketing. Our marketing is brand specific and funded primarily from contractual contributions, based on sales, to the brand's cooperative advertising funds. These funds are used largely in support of advertising and other efforts to increase guest traffic to our salons, grow online booking usage, and improve overall awareness of and affinity for our brands. A portion of our marketing funds are used in support of stylist recruitment to grow the number of active stylists in our system.
Stylists
Our Company depends on its stylists to help deliver great guest experiences. We believe in the importance of the ongoing development of our stylists' craft. We aim to be an industry leader in stylist training, including the utilization of both live and digital training. Our stylists deliver a superior experience for our guests when they are well-trained technically and through years of experience. We employ trainers who provide new hire training for stylists joining the Company and train franchisee trainers. We supplement internal training with targeted vendor training and external trainers that bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the operation of a salon and essential elements of guest service training within the context of brand positions.

Salon Support
Our corporate headquarters is referred to as Salon Support. We take a service-oriented mentality to best support our franchisees and stylists in an effort to ensure guest satisfaction by helping our franchisees drive their business, as well as overseeing our company-owned operations.
Organization. Salon Support and our associated priorities are aligned with our brands to enhance the effectiveness and efficiency of the service we provide.
Simplification. Our ongoing simplification efforts focus on aligning our cost structure with our transition to an asset-light franchise model and improving the way we plan and execute across our portfolio of brands. In fiscal year 2022 and 2021, we completed a corporate reorganization based on a zero-based budgeting philosophy to ensure each employee was performing the "right work," each team was the "right size" based on resources and priorities and overall, we have the "right structure" to succeed as a company. This exercise reduced Salon Support headcount in fiscal year 2022 and 2021.
Location. Salon Support is primarily located in Minneapolis, Minnesota while allowing for hybrid and remote work.
Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. A description of the Company's salon concepts is listed below:
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 2,264 franchised and 18 company-owned Supercuts locations throughout North America.
SmartStyle/Cost Cutters in Walmart stores.    SmartStyle and Cost Cutters salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located exclusively in Walmart Supercenters. This concept has primarily a "walk-in" guest base with value pricing. The Company has 1,646 franchised and 49 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenter locations throughout North American.
Portfolio Brands.   Portfolio Brands salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters, Roosters, Hair Masters, Cool Cuts for Kids, Style America, Famous Hair, Magicuts, Holiday Hair, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 1,344 franchised and 38 company-owned Portfolio Brands locations throughout North America.
International Salons.    International salons are locations operating in the United Kingdom, primarily under the Supercuts and Regis concept. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 141 franchised International locations.
The tables on the following pages set forth the number of system-wide locations (franchised and company-owned) and activity within the various salon concepts.

System-wide location counts

	June 30,
	2022	2021

FRANCHISE SALONS:
Supercuts	2,264	2,386
SmartStyle/Cost Cutters in Walmart stores	1,646	1,666
Portfolio Brands	1,344	1,357
Total North American salons	5,254	5,409
Total International salons (1)	141	154
Total Franchise salons	5,395	5,563
as a percent of total Franchise and Company-owned salons	98.1%	95.3%

COMPANY-OWNED SALONS:
Supercuts	18	35
SmartStyle/Cost Cutters in Walmart stores	49	91
Portfolio Brands	38	150
Total Company-owned salons	105	276
as a percent of total Franchise and Company-owned salons	1.9%	4.7%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	78

Grand Total, System-wide	5,576	5,917

Constructed locations (net relocations)

	Fiscal Years
	2022	2021

FRANCHISE SALONS:
Supercuts	15	21
SmartStyle/Cost Cutters in Walmart stores	1	—
Portfolio Brands	5	10
Total North American salons	21	31
Total International salons (1)	—	1
Total Franchise salons	21	32

COMPANY-OWNED SALONS:
Supercuts	—	4
SmartStyle/Cost Cutters in Walmart stores	—	—
Portfolio Brands	—	—
Total Company-owned salons	—	4

Closed locations

	Fiscal Years
	2022	2021

FRANCHISE SALONS:
Supercuts	(156)	(273)
SmartStyle/Cost Cutters in Walmart stores	(49)	(56)
Portfolio Brands	(81)	(82)
Total North American salons	(286)	(411)
Total International salons (1)	(13)	(14)
Total Franchise salons	(299)	(425)

COMPANY-OWNED SALONS:
Supercuts	(6)	(54)
SmartStyle/Cost Cutters in Walmart stores	(15)	(252)
Portfolio Brands	(40)	(307)
Total Company-owned salons	(61)	(613)
Conversions (including net franchisee transactions) (2)

	Fiscal Years
	2022	2021

FRANCHISE SALONS:
Supercuts	19	130
SmartStyle/Cost Cutters in Walmart stores	28	405
Portfolio Brands	63	212
Total Franchise salons	110	747

COMPANY-OWNED SALONS:
Supercuts	(11)	(125)
SmartStyle/Cost Cutters in Walmart stores	(27)	(408)
Portfolio Brands	(72)	(214)
Total Company-owned salons	(110)	(747)
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)During fiscal years 2022 and 2021, the Company acquired 0 and 1 salon locations, respectively, from franchisees. During fiscal years 2022 and 2021, the Company sold 110 and 748 salon locations, respectively, to franchisees.

Affiliated Ownership Interest:
The Company maintains a non-controlling 55.1% ownership interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. EEG operates accredited cosmetology schools. We entered into an agreement to sell our stake in EEG to the controlling owner in fiscal year 2020, the closing of which is pending state approvals. The sale is not expected to have a significant impact on the Company's operations or financial position.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States. and in many foreign countries. The most recognized trademarks are "SmartStyle®," "Supercuts®," "Regis Salons®," "Cost Cutters®," "First Choice Haircutters®," "Roosters®" and "Magicuts®."
Human Capital Management:
Our Culture
We are committed to our purpose of Unleashing the Beauty of Potential, which is supported by our four core values:
Foster Trust.    Create powerful relationships by acting with empathy and integrity.
Create Community.    Connect and collaborate with all your partners. Share the challenges as much as you celebrate the wins.
Be Brave.    Dream big and courageously challenge the status quo.
Own It.    You are empowered. Take responsibility and own your role and your results.
These values support a collaborative and inclusive culture that is critical to the success and growth of our Company. To help reinforce our values and incorporate them into everything we do, we have a values committee comprised of cultural ambassadors who serve as the voice of employees and help ensure a best-in-class employee experience.
Our People
As of June 30, 2022, the Company employed approximately 630 employees; 122 of whom were corporate employees serving the Company's headquarters in Minnesota, 10 of whom served at its product engineering headquarters in California, 52 of whom provided artistic education to its hair care salons, and the remainder of whom served as field employees or at its company-owned salons. The Company offers flexible work arrangements such as hybrid and remote work.
Diversity and Inclusion
The Company promotes diversity of thoughts, backgrounds, experiences, and ideas. As of June 30, 2022, racial minorities comprise over 32% of the Company's U.S. workforce, which is summarized below.
•68% White
•12% Hispanic or Latinx
•9% Asian
•6% Black or African American
•1% American Indian or Alaska Native
•1% Native Hawaiian
•3% Two or more races
Also, 85% of the Company's entire workforce are women and 15% are men. Additionally, 67% of the Company's leadership positions are held by women.

Families First
One hundred years ago, the Company began as a family business and its support of families continues today. It offers up to 16 weeks of parental leave, including adoption, up to 12 of which are paid, so that parents have time to focus on their newest family members. It also offers flexible work arrangements, including full-time telecommuting. Additionally, the Company offers flexible paid time off, which allows employees to control their time away from work based on individual needs, not years of service.
Other Compensation and Benefits
The Company also takes care of its people by offering competitive compensation and benefits packages that are designed to support the total well-being and promote the full potential of our employees and their families. These include short- and long-term incentive packages, an employee stock purchase plan, retirement plans, health, dental, and vision benefits, basic life insurance, long-term disability coverage, and wellness and employee assistance programs. The Company analyzes market trends and monitors its own compensation practices to attract, retain, and promote employees and reduce turnover and associated costs. In addition, its short- and long-term incentive plans are aligned with its core values and key business objectives, which are intended to motivate strong performance.
Development and Engagement
Continuous employee development and engagement are essential to creating a high-performance culture. In fiscal year 2022, we increased our investment in learning and development. In addition to the resources available on our internal Learning Hub, we launched our Beauty of Series, which consists of interactive sessions designed to help our employees unleash their potential. This series included the following topics. The Beauty of Being Remarkable, where employees learned the importance of self-promotion in both their personal and professional lives. The Beauty of Wellness, which was designed to help employees manage stress more effectively and create healthy habits and coping skills. And The Beauty of Being Tech-Enabled, where panelists discussed how technology fueled and disrupted their industries.
We survey our employees to provide them with an opportunity to share anonymous feedback with management in a variety of areas, including support from leadership, communication and collaboration, growth and career opportunities, available resources, and recognition. Leaders reviewed the results to determine opportunities and develop action plans for their teams to improve engagement and the overall employee experience. We introduced Regis Listens, which highlights offerings that we've implemented as a result of employee feedback to show employees that we are listening.
Corporate Responsibility
The Company will not do business with organizations that employ or condone unfair labor practices. Instead, it partners with companies who share its commitment to ethical business conduct and fair labor practices. The Company also specifically condemns human trafficking and abuse of child labor.

Executive Officers of the Registrant:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

John Davi	44	Executive Vice President, Chief Digital Officer
Matthew Doctor	35	President and Chief Executive Officer
Michael Ferranti	39	Executive Vice President, Chief People Officer
Jim Lain	58	Executive Vice President, Chief Operating Officer
James Suarez	47	Senior Vice President, Merchandising and Education
Andra Terrell	51	Senior Vice President, General Counsel and Corporate Secretary
Kersten Zupfer	47	Executive Vice President, Chief Financial Officer
John Davi was appointed to Executive Vice President and Chief Technology Officer in October 2021, and Executive Vice President and Chief Digital Officer in July 2022. Prior to joining the Company, he served as Chief Product Officer for BriteCore, Senior Vice President of Product at MINDBODY, Inc, founding Vice President of Product for Diffbot, and Head of Engineering for Cisco Systems' Media Solutions Group.
Matthew Doctor was appointed to President and Chief Executive Officer in May 2022, after holding such position on an interim basis since December 2021. Previously, he served as Executive Vice President and Chief Strategy Officer since February 2021. Prior to joining the Company, he was Chief Financial Officer of Kava Restaurants LLC, a Tim Horton's franchisee. Earlier in his career, Mr. Doctor worked in business development at Restaurant Brands International and was in investment banking with J.P. Morgan.
Michael Ferranti was appointed to Executive Vice President and Chief People Officer in December 2021. Previously, he served as Senior Vice President, People and Culture since March 2021. Before joining the Company, Mr. Ferranti served as Head of M&A and Franchising for Subway Restaurants U.S. and Canada on their Development team. Prior to Subway Restaurants, Mr. Ferranti held a variety of senior leadership roles with Le Pain Quotidien, KraftHeinz and Restaurant Brands International.
Jim Lain was appointed to Executive Vice President and Chief Operating Officer in December 2021. Previously, he served as President of Portfolio Brands since December 2020, President of SmartStyle since June 2021, and Executive Vice President and Chief Operating Officer since November 2013. Before joining the Company, Mr. Lain served as Vice President at Gap, Inc. from August 2006 to November 2013.
James Suarez was appointed to Senior Vice President, Merchandising and Education in February 2022. Prior to his promotion to Senior Vice President, Merchandising and Education, Mr. Suarez had 25 years of combined salon operations and education experience at the Company.
Andra Terrell was appointed to Senior Vice President, General Counsel and Corporate Secretary in February 2022. Prior to joining the Company, she served as Deputy General Counsel and Assistant Secretary of Cajun Operating Company for the Church's Chicken and Texas Chicken brands. Ms. Terrell also served as Assistant General Counsel - Franchise for Luxottica Retail, Assistant General Counsel for General Nutrition Centers Inc., Franchise Counsel for Precision Tune Auto Care, Inc. and General Counsel of Decorating Den Systems, Inc.
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

Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business, as well as a variety of regulatory provisions relating to the conduct of its beauty-related business, including health and safety. At the end of fiscal year 2020, the majority of state and local governments where we operate temporarily mandated the closure of our salons in response to the COVID-19 global pandemic. These pandemic related government-mandated closures continued into fiscal year 2021 and even into fiscal year 2022 in parts of Canada. We monitor state and local regulations carefully to ensure the safety of our stylists and guests.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of a disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and where registration is required. State laws that regulate the franchisee/franchisor relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, prohibit interference with the right of free association among franchisees, and limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
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
The Company maintains an ownership interest in Empire Education Group, Inc. Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education's Title IV Higher Education Act of 1965. For the students to receive financial assistance at the schools, the beauty schools must maintain eligibility requirements established by the U.S. Department of Education. In 2020, the Company signed an agreement to sell our ownership interest in EEG to the other owner. The transaction is expected to close after receipt of state ownership transfer approvals.
Financial Information about Foreign and North American Operations
Financial information about foreign and North American operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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

Item 1A.    Risk Factors
Business and Industry Risks
The impact of the COVID-19 pandemic, including variants, and the measures implemented to contain the spread of the virus have had, and may continue to have, a material adverse impact on our business and results of operations.
Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19, that has spread globally. COVID-19 has had, and may continue to have, an adverse impact on our operations. The pandemic may affect the health and welfare of our stylist community, customers, franchise partners or Salon Support personnel. As of the date of this filing, our salons across essentially all geographies are allowed to be open; however, states may again decide to require the closure of salons as the level of COVID-19 cases continue to fluctuate.
Some of our franchisees, many of whom were in the early stages of developing their businesses prior to the onset of the pandemic, have chosen, or may choose, not to resume operation of their salons and/or are facing challenges rehiring employees, reestablishing operations with their landlords and other vendors, and attracting customers back to their salons. As a result, many of our franchisees requested reductions or other modifications to their royalty payments or other amounts due to us, which may be critical to their ability to reestablish operations, and they may simply be unable or unwilling to make lease, royalty or other payments to us and may be unable to continue to operate or may need to close their salons. The removal or reduction of these payments, including the added expense associated with closed locations where we may have residual lease liability, has and is expected to continue to have, an adverse impact on our revenues and cash flows. Customers and employees have been cautious about returning to personal service providers. Furthermore, as a result of the pandemic, many of our customers have themselves experienced adverse financial impacts, including loss of disposable income, which may limit their spending on personal care, including purchasing of beauty products, or have identified other means for hair care. The trend of increased remote work and utilization of advanced video-conferencing technology has led to a less-formal work environment, which could impact the frequency of our hair care services. In addition, COVID-19 may cause additional workers' compensation claims and customer claims associated with the pandemic.
As a result, COVID-19 has negatively affected, and may continue to negatively affect, our revenue, increased the cost of salon operations and potentially exposed us to additional liability, the combination of which has reduced and may continue to reduce our profitability, including the profitability of our franchisees. In addition, we retain a residual real estate lease liability of $501.3 million for company-owned and franchise salons that either sublease the premises of their location from us or that require us to guarantee the franchisee's lease. The combination of the revenue reduction, obligations we ultimately owe to landlords, and other costs both related and unrelated to COVID-19 could significantly reduce or exhaust our available liquidity over time and limit our ability to access liquidity sources.
The COVID-19 pandemic caused disruption to the global economy and to our business, which may lead to triggering events that prevent our recovery of the carrying value of certain assets, including accounts receivables, long-lived assets, intangibles, and goodwill. Assessing goodwill for impairment can be difficult to predict because, among other things, it requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, all of which can be affected by economic conditions and other factors.

Consumer shopping trends and changes in manufacturer choice of distribution channels may negatively affect both service and product revenues.
Our salons are partly dependent on the volume of customer foot traffic around their locations to generate both service and product revenues. Customer foot traffic may be adversely affected by changing consumer shopping trends that favor internet-based shopping or alternative shopping methods or locations. In recent years, we have experienced substantial declines in foot traffic in some shopping malls that changed traffic patterns at those salons that may affect our revenues and impact the health of our brands.
In addition, we are experiencing a proliferation of alternative channels of distribution, such as blow dry bars, booth rental facilities, discount brick-and-mortar and online professional product retailers, as well as manufacturers selling directly to consumers online, all of which may negatively affect our product and service revenue. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us with little advance notice. These trends could reduce the volume of foot traffic around our salons, and in turn, our revenues may be adversely affected.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.
With 5,576 locations and approximately 630 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we or our franchisees employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits or administration may result in additional costs to our Company or our franchisees.

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
A number of U.S. states, Canadian provinces, and municipalities in which we do business with have recently increased, or are considering increasing, the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages and overtime pay result in an increase in our costs, and our ability to offset these increases through price increases may be limited. In fact, increases in minimum wages have increased our costs over the last five years. In addition, a growing number of states, provinces and municipalities have passed, or are considering passing, requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee's shift as it nears), and other requirements that increase the administrative complexity of managing our workforce. Finally, changes in labor laws designed to facilitate union organizing, could increase the likelihood of some of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it would have an adverse effect on our business and financial results.
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
Various state and federal laws govern our relationships with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we may subject the Company and our personnel to claims lodged by our franchisees, as well as federal and state government agencies, and those claims may include, among others, fraud, misrepresentation, unfair business practices and wrongful terminations. As a result of those claims, we could be liable for fines, damages, stop orders or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability or other theories or liabilities. All such legal actions could not only result in changes to laws and interpretations, which could make it more difficult to appropriately support our franchisees and, consequently, impact our performance, but could also result in expensive litigation with our franchisees, third parties or government agencies, which could adversely affect both our profits and our important relationships with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or to the franchisee/franchisor relationship that could negatively impact the franchise business model and, accordingly, our profits.
We are also subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed for a franchisor to be registered and approved before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Changes to the U.S., Canada and U.K.'s economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders and other casualty events that influence consumer confidence and spending, may impact our business and results of operations. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns may impact our revenue.
Our success depends, in part, on our ability to anticipate, gauge and react in a timely manner to changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns. If we do not timely identify and properly respond to evolving trends and changing consumer demands for hair care or services, our sales may decline. The recent trend to work remotely reduces foot traffic in downtowns, city centers, and other business districts where our salons are located, causing a reduction in our revenue.
As of June 30, 2022, we were not in compliance with New York Stock Exchange listing requirements.
In June 2022, we received written notice from the New York Stock Exchange ("NYSE") that we did not meet certain NYSE continued listing standards. Under the NYSE continued listing standards, the Company is required to maintain (a) a minimum average closing price of $1.00 per share over a period of 30 consecutive trading days, and (b) an average market capitalization of at least $50.0 million over a period of 30 consecutive trading days, and at the same time, total stockholders' equity equal to or greater than $50.0 million. If we are unable to improve our stock price to over $1.00 by December 13, 2022 and our market capitalization to greater than $50.0 million by December 13, 2023, we will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in the best interest of the Company and our shareholders. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

Operating Risks
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
Sales at franchise locations may not return to pre-pandemic levels.
Sales at most of our franchise locations have not returned to their pre-pandemic levels causing our franchisees to earn less profits or incur losses. Franchisees may be unable to pay their royalties or rents as they come due, which could decrease cash collections and increase our cash outflows if the franchisee subleases from us or we guarantee the lease. Franchisees may decide to close their salons and there may not be another franchisee willing to take over the business, which would decrease the size of our fleet and our revenues.
We have exited our wholesale distribution business and entered into a preferred supplier agreement with a third party.
We exited our wholesale distribution business and entered into a preferred supplier agreement with a supplier. This change has and will continue to reduce our future revenue. If our new supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, economic instability and other impactful events and circumstances in the regions in which our supplier and their manufacturers are located, the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and their manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the suppliers and the areas in which they are located are beyond our control.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is strongly dependent upon the stylists who serve our guests and the customer experience in our salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is typically highly competitive. In addition, labor shortages and increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In most markets, we and our franchisees have experienced a shortage of qualified stylists or a reduction in the hours stylist will work. Offering competitive wages, benefits, education, and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues, and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. We are making significant investments in programs to attract and retain stylists. If our strategies are not successful in attracting, training and retaining stylists or in staffing salons, our same-store sales or the performance of our franchise business could experience periods of volatility or sales could decline and our results of operations could be adversely affected.

Our continued success depends, in part, on the success of our franchisees, which operate independently.
As of June 30, 2022, 98.1% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
We have limited control over how our franchisees' businesses are operated. Though we have established operational standards and guidelines, franchisees own, operate, and oversee the daily operations of their salon, including employee-related matters and pricing. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed, and our financial results could be affected. Additionally, if franchisees do not price their goods and services competitively, the franchisee may fail to maximize the financial performance of their salon. We could experience greater risks as the scale of our franchised salons increases. Further, some franchise owners may not successfully execute the rebranding and/or turnaround of under-performing salons that we have transferred to them.
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets and business operations due to public health issues, including pandemics, severe weather and other external events. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially because many of them are small businesses with much more limited access to financing than our Company or by the limited supply of favorable real estate for new salon locations. They may also experience financial distress because of over-leveraging, which could negatively affect our operating results due to delayed or non-payments to us. The bankruptcy, default, abandonment, or breach by or of a franchisee could also expose us to lease liability due to our lease guarantees or subleases as explained previously.
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
The normal operations of our business and our investments in technology involve processing, transmitting and storing potentially sensitive personal information about our guests, employees, franchisees, vendors and our Company, all of which require the appropriate and secure utilization of such information and subjects us to increased focus regarding our data security compliance. Cyber-attacks, including ransomware, designed to gain access to sensitive information by breaching mission critical systems of large organizations (and their third-party vendors) are constantly evolving and high-profile electronic security breaches leading to unauthorized release of sensitive information have occurred at a number of large U.S. companies in recent years. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. We will continue our efforts to meet any applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. We rely on commercially available systems, software, and tools to provide security for processing, transmitting, and storing of sensitive information. As this risk of cyber-attacks increases, our related insurance premiums may also increase. Despite the security measures and processes we have in place, our efforts (and those of our third-party vendors) to protect sensitive guest, employee, franchisee, vendor, and Company information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence. Such events could also lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could potentially subject us to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages. The costs to remediate security incidents or breaches that may occur could be material. Also, as cyber-attacks become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Furthermore, while our franchisees are independently responsible for data security at their franchised salon locations, a security incident or breach at a franchised salon location could negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.
Our SmartStyle salon operations are dependent on our relationship with Walmart.
As of June 30, 2022, we had 1,695 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord. Our business within each of those 1,695 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to (a) close up to 100 of our salons per year for any reason, upon payment of certain buyout fees; (b) terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; (c) non-renew the lease agreements if our salons fail to reach certain sales thresholds; and (d) to terminate the lease if the Walmart store is closed. Future franchising activity is dependent upon a continued relationship between us and Walmart, as well as Walmart's approval of our proposed franchisee on a location-by-location basis. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our stores in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.

Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic with advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are developing our marketing and advertising strategies, which might include national and local campaigns, to build awareness, drive interest, consideration and traffic to our salons. We are also focusing on improving guest experiences to provide brand differentiation and preference as well as ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our company-owned and franchise-owned salons, our business, financial condition, and results of operations may be adversely affected. Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. Additionally, we plan to increase our digital marketing efforts, and the success of those efforts are dependent upon our franchisee's migration to the Zenoti salon technology platform and customers opting-in to receive marketing messages from us.
Our success depends substantially on the migration of our Franchisees to the Zenoti salon technology platform.
The success of our digital marketing efforts discussed previously, as well as providing franchisees with back-office and salon management, including walk-in or advanced appointments, is dependent upon our franchisees' adoption of the Zenoti point-of-sale software. We previously developed a mobile application, platform and salon management system called Opensalon Pro, which we sold to Soham, Inc. ("Zenoti"), in fiscal year 2022. That agreement requires us to receive certain payments based upon the migration of our salons to the Zenoti software. Additionally, some of our technology capabilities will require development by Zenoti, and thus if not developed, may adversely affect our digital marketing efforts as well as providing our franchisees with critical functionality and information.
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
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches and natural disasters. Certain capabilities or entire systems may be outdated or have limited functionality. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. In addition, our management information systems are developed and maintained by external vendors and we are transitioning our franchisees onto the Zenoti salon technology platform beginning in fiscal year 2023. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Also, any such conduct with respect to our franchisees could also result in litigation.
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
If we fail to comply with our existing financing arrangements, such a failure may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. The impacts of significant business disruptions could ultimately impair our ability to comply with our covenants, which could preclude our ability to access our credit facility or accelerate our debt repayment obligation, which is secured by a lien on substantially all of the Company's assets.
If our capital investments in developing new and improving current technology infrastructure do not achieve appropriate returns, our financial condition and results of operations may be adversely affected.
We are currently making, and expect to continue to make, strategic investments in technology to increase traffic to salons and improve guest experiences, including without limitation, our mobile applications. These investments may not provide the anticipated benefits or desired return and could expose us to additional legal and compliance risks. Furthermore, some of our technology capabilities and developments involve third-party partnerships that we are dependent on. If these partnerships are unsuccessful, the technology-enabled capabilities may not fully achieve their anticipated returns.
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

Empire Education Group, Inc. may be unsuccessful, which could adversely affect our financial results.
In 2020, we entered into an agreement to sell to the other owner our 55.1% ownership stake in Empire Education Group, Inc. (EEG), an operator of accredited cosmetology schools. The transaction is subject to regulatory approval before it can close, and there is no guarantee that the regulatory approval will occur, which has been delayed, in part, due to COVID-19. Due to poor financial performance of EEG, we fully impaired the investment in prior years. If the transaction does not close as anticipated and EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this investment.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company leases its corporate headquarters in Minneapolis, Minnesota and the lease expires in 2030. The Company also operated an office in Fremont, California related to its product engineering business, which it will exit in fiscal year 2023.
In fiscal year 2022, the Company exited its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed agreements to sublease the facilities in the short-term before a full lease novation in fiscal years 2023 and 2024.
The Company also leases the premises in which approximately 88% of its franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant.
The Company operates all of its company-owned salons under lease agreements with original terms of at least five years, generally with the ability to renew at the Company's option, for one or more additional five-year periods.
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

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS." As of August 15, 2022, Regis had approximately 1,125 shareholders of record. The closing stock price was $1.27 per share on August 15, 2022.
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
The Peer Group consists of the following companies: Brinker International, Inc., The Cheesecake Factory, Inc., Cracker Barrel Old Country Store, Inc., Dine Brands Global, Inc., Fossil Group, Inc., Franchise Group, Inc., Jack in the Box, Inc., Papa John's International, Inc., Penn National Gaming, Inc., Planet Fitness, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, Ulta Beauty, Inc. and Winmark Corporation. The Peer Group is a self-constructed peer group of companies that are in the franchise industry, beauty industry, or other industries where guest service, multi-unit expansion or franchise play a part. Information regarding executive compensation will be set forth in the 2022 Proxy Statement.
The comparison assumes the initial investment of $100 in the Company's common stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2017 and that dividends, if any, were reinvested.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
June 30, 2022

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2017
2018
2019
2020
2021
2022
Regis
S & P 500 Index - Total Returns
S & P Midcap 400 Index
Dow Jones Consumer Services Index
Peer Group

	June 30,
	2017	2018	2019	2020	2021	2022

Regis	$100.00	$161.05	$161.64	$79.65	$91.14	$10.52
S & P 500	100.00	114.37	126.29	135.77	191.15	170.86
S & P 400 Midcap	100.00	113.50	115.05	107.35	164.49	140.41
Dow Jones Consumer Services Index	100.00	119.57	136.11	145.76	201.67	142.15
Peer Group	100.00	101.26	122.30	93.22	155.12	128.66

Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During fiscal year 2022, the Company issued 9.3 million shares for proceeds of $38.4 million offset by fees of $1.2 million. There were no shares issued in the fiscal quarter ended June 30, 2022. On June 30, 2022, $11.6 million remains under the prospectus supplement, which equates to 10.7 million shares based on the share price as of June 30, 2022.
The Company issued the following common stock through its share issuance program:

	Fiscal Years
	2022	2021

Issued Shares	9,295,618	—
Average Price (per share)	$4.13	$—
Price range (per share)	$3.76 - $5.99	$—
Total	$38.4 million	$—
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. There were no shares repurchased in the fiscal year ended June 30, 2022. As of June 30, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the forseeable future.

Item 6.    Reserved
Not applicable.

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
BUSINESS DESCRIPTION
Regis Corporation (the Company) franchises, owns and operates beauty salons. As of June 30, 2022, the Company franchised, owned or held ownership interests in 5,576 locations worldwide. Our locations consisted of 5,500 system-wide North American and International salons, and in 76 locations where we maintain a non-controlling ownership interest. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of June 30, 2022, we had approximately 630 corporate employees worldwide. See discussion within Part I, Item 1 of this Form 10-K.
On June 30, 2022, the Company sold its Opensalon Pro (OSP) software-as-a-service solution to Soham Inc. for a purchase price of $20.0 million in cash plus up to an additional $19.0 million in cash contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. The Company received $13.0 million in proceeds in June 2022. The remaining $7.0 million of the purchase price is subject to holdbacks including $4.0 million of the proceeds retained in escrow to be paid upon completion of the Company’s refinancing, $1.0 million once the Company ends its arrangement with its former third-party salon technology provider in December 2022 and $2.0 million of proceeds held back until general indemnity provisions are satisfied within 18 months from closing. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements as discussed in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As part of the Company's strategic transition to a fully-franchised model, the Company is selling salons to franchisees. The impact of these transactions are as follows:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Salons sold to franchisees	110	748
Cash proceeds received	$—	$8,437
Loss from sale of salon assets to franchisees, net	$(2,334)	$(16,696)
The Company shifted its product business from a wholesale model to a third-party distribution model as part of its asset-light transformation. In fiscal year 2022, the Company exited its distribution centers and ceased selling products to franchisees. Going forward, franchisees will source product from a third-party distribution partner and the Company receives a royalty payment based on franchisee purchases. This change has significantly decreased both the Company's franchise product revenue and general and administrative expense, including the Franchise distribution costs discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal years 2022 and 2021, the Company experienced the following charges related to the plan to exit the distribution centers:

		Fiscal Years
		2022	2021

	Financial Statement Caption	(Dollars in thousands)
Inventory reserve (1)	Inventory reserve	$7,655	$—
Inventory valuation adjustment (2)	Company-owned salon expense	2,823	12,068
Gain from disposal of distribution center assets	Interest income and other, net	—	(14,997)
____________________________________________________________________________
(1)Includes charges in the third and fourth quarter of fiscal year 2022 associated with the liquidation of distribution center inventory, which primarily related to reserving for personal protective equipment acquired as a result of the COVID-19 pandemic.
(2)Due to the reduction in company-owned salons, the Company cannot redistribute inventory from closed salons causing an increase to the reserve. Also included in fiscal year 2021 was the write-off of marketing and promotional items.

RESULTS OF OPERATIONS
The Company reports its operations in two operating segments: Franchise salons and Company-owned salons.
COVID-19 Impact:
During fiscal years 2022 and 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the Company received Canadian rent relief, Canadian wage relief and U.S. employee retention payroll tax credits. In fiscal years 2022 and 2021, the Company received the following amounts in rent and wage assistance:

		Fiscal Years
		2022	2021

	Financial Statement Caption	(Dollars in thousands)
Canadian rent relief	Rent	$1,235	$—
Canadian wage relief	Company-owned salon expense	1,966	1,629
U.S. employee retention payroll tax credit	Company-owned salon expense	—	1,547
Additionally, in December 2021, the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act. The ultimate impact of the COVID-19 pandemic in both the short- and long-term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
System-wide results
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
System-wide same-store sales (1) by concept are detailed in the table below:

	Fiscal Years
	2022	2021

SmartStyle	5.7%	(26.7)%
Supercuts	22.1	(25.8)
Portfolio Brands	11.2	(24.8)
Total	14.8%	(25.8)%
____________________________________________________________________________
(1)Fiscal years 2022 and 2021 system-wide same-store sales are calculated as the total change in sales for system-wide franchise and company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Year-to-date system-wide same-store sales are the sum of the system-wide same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. System-wide same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, and the increase (decrease) is measured in basis points.

	Fiscal Years
	2022	2021	2022	2021	2022

	(Dollars in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$65.8	$52.4	23.8%	12.7%	1,110
Fees	11.6	10.2	4.2	2.6	160
Product sales to franchisees	15.1	56.7	5.5	13.8	(830)
Advertising fund contributions	32.6	22.0	11.8	5.3	650
Franchise rental income	130.8	127.4	47.4	30.9	1,650
Company-owned salon revenue	20.2	143.0	7.3	34.7	(2,740)

Cost of product sales to franchisees (2)	17.4	43.8	115.2	77.2	3,800
Inventory reserve	7.7	—	2.8	—	N/A
General and administrative	65.3	96.4	23.7	23.4	30
Rent	9.4	40.8	3.4	9.9	(650)
Advertising fund expense	32.6	22.0	11.8	5.3	650
Franchise rent expense	130.8	127.4	47.4	30.9	1,650
Company-owned salon expense	22.0	141.2	8.0	34.3	(2,630)
Depreciation and amortization	6.2	21.7	2.2	5.3	(310)
Long-lived asset impairment	0.5	13.0	0.2	3.2	(300)
Goodwill impairment	13.1	—	4.7	—	N/A

Operating loss (3)	(28.9)	(94.7)	(10.5)	(23.0)	1,250

Interest expense	(12.9)	(13.2)	(4.7)	(3.2)	(150)
Loss from sale of salon assets to franchisees, net	(2.3)	(16.7)	(0.8)	(4.1)	330
Interest income and other, net	(0.3)	15.9	(0.1)	3.9	(400)

Income tax (expense) benefit (4)	(2.0)	5.4	(4.5)	5.0	N/A

Loss from discontinued operations, net of taxes	(39.4)	(10.1)	(14.3)	(2.5)	(1,180)

Net loss (3)	(85.9)	(113.3)	(31.1)	(27.5)	(360)
____________________________________________________________________________
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

Fiscal Year Ended June 30, 2022 Compared with Fiscal Year Ended June 30, 2021
Consolidated Revenues
Consolidated revenues are primarily comprised of royalties, fees, advertising fund contributions, product sales to franchisees, franchise rental income and company-owned salon revenue.
Consolidated revenues decreased $135.7 million, or 33.0%, during fiscal year 2022. Royalty revenue increased $13.4 million during fiscal year 2022 due to higher franchise system-wide sales and a higher average franchise salon count during the year. The overall decrease in revenue is due to the sale of company-owned salons to franchisees, the closure of company-owned salons which contributed $105.4 million to the decline and the reduction in product sales to franchisees of $41.6 million. During fiscal year 2022, 110 salons were sold to franchisees, net of buy backs, and 360 and 21 system-wide salons were closed and constructed, respectively (2022 Net Salon Count Changes). Additionally, our sales continue to be challenged by labor issues with active stylists and stylist hours worked below pre-COVID levels.
Royalties
During fiscal year 2022, royalties increased $13.4 million, or 25.6%, primarily due to a higher average franchise salon count and higher franchise system-wide sales.
Fees
During fiscal year 2022, fees increased $1.4 million, primarily due to the rebate from the Company's third-party distributor included in fees, which was a new source of revenue in fiscal year 2022. Training revenues also increased year over year. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Product Sales to Franchisees
Product sales to franchisees decreased $41.6 million, or 73.4%, during fiscal year 2022, primarily due to the Company's shift in its product business to a third-party distribution model. The Company expected revenue from product sales to decrease significantly during fiscal year 2022 and expects it to continue to decrease in fiscal year 2023.
Advertising Fund Contributions
Advertising fund contributions increased $10.6 million, or 48.2%, during fiscal year 2022, primarily due to a higher average franchise salon count in fiscal year 2022 and system-wide sales and an increase in the contribution rate that had been reduced in the first half of fiscal year 2021 in response to COVID-19.
Franchise Rental Income
During fiscal year 2022, franchise rental income increased $3.4 million, or 2.7%, primarily due to a higher average franchise salon count.
Company-owned Salon Revenue
During fiscal year 2022, company-owned salon revenue decreased $122.8 million, or 85.9%, due to the decrease in company-owned salons as a result of the sale of salons to franchisees and salon closures, a decline in product sales, and exiting our third-party logistic revenue associated with the closure of our warehouses in fiscal year 2022.
Cost of Product Sales to Franchisees
The 3,800 basis point increase in cost of product as a percent of product revenue during fiscal year 2022 was primarily due to the Company reducing prices to liquidate distribution center inventory.
Inventory Reserve
During fiscal year 2022, the Company recorded an inventory reserve charge of $7.7 million related to distribution center inventory, primarily consisting of personal protective equipment the Company no longer believes is marketable. During fiscal year 2021, the Company recorded an inventory reserve charge of $12.1 million, which was included in company-owned salon expense in connection with our distribution center exit strategy.

General and Administrative
The decrease of $31.1 million, or 32.3%, in general and administrative expense during fiscal year 2022 was primarily due to lower administrative and field management compensation resulting from headcount reductions and a decrease in expenses associated with the distribution centers closed in fiscal year 2022.
Rent
The decrease of $31.4 million, or 77.0%, in rent expense during fiscal year 2022 was primarily due to the net reduction in the number of company-owned salons. Additionally in fiscal year 2022, the Company accrued less rent deemed uncollectible from franchisees. Partially offsetting the decrease was a $0.9 million broker fee incurred in fiscal year 2022 related to exiting the Company's distribution centers.
Advertising Fund Expense
Advertising fund expense increased $10.6 million, or 48.2%, during fiscal year 2022, primarily due to a higher average franchise salon count in fiscal year 2022 and system-wide sales and an increase in the contribution rate that had been reduced in the first half of fiscal year 2021 in response to COVID-19.
Franchise Rent Expense
During fiscal year 2022, franchise rent expense increased $3.4 million, or 2.7%, primarily due to a higher average franchise salon count.
Company-owned Salon Expense
Company-owned salon expense decreased $119.2 million, or 84.4%, during fiscal year 2022, primarily due to the reduction in company-owned salons, a reduction in the inventory reserve charge and a decline in product sales.
Depreciation and Amortization
The decrease of $15.5 million, or 71.4%, in depreciation and amortization during fiscal year 2022 was primarily due to the net reduction in company-owned salon count and no depreciation expense in fiscal year 2022 related to the distribution center assets that were derecognized in fiscal year 2021.
Long-Lived Asset Impairment
In fiscal year 2022, the Company recorded a long-lived asset impairment charge of $0.5 million, which represents a right of use (ROU) asset impairment charge of $0.5 million. In fiscal year 2021, the Company recorded a long-lived asset impairment charge of $13.0 million, which included a ROU asset impairment of $9.5 million. The decrease in long-lived asset impairment was primarily due to more salon ROU assets being impaired in prior periods.
Goodwill Impairment
During fiscal year 2022, the Company recorded a goodwill impairment charge of $13.1 million. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Interest Expense
The $0.3 million decrease in interest expense during fiscal year 2022 was primarily due to interest incurred in fiscal year 2021 related to the financing liabilities associated with our sale leasebacks. Interest expense is expected to increase in fiscal year 2023 as fees related to the credit amendment signed in the first quarter of 2023 are amortized as interest expense over the new term of the credit agreement. Additionally, under the terms of the amended credit agreement, we expect interest expense to increase in the fourth quarter of fiscal year 2023.

Loss from Sale of Salon Assets to Franchisees, net
The $14.4 million decrease in the loss from the sale of salon assets to franchises, net during fiscal year 2022 was primarily due to fewer salons sold in fiscal year 2022.
Interest Income and Other, net
The decrease of $16.2 million in interest income and other, net during fiscal year 2022 was primarily due to the $15.0 million gain associated with the leases for the Company's distribution centers that was recognized in fiscal year 2021.
Income Tax (Expense) Benefit
During fiscal year 2022, the Company recognized tax expense of $(2.0) million, with a corresponding effective tax rate of (4.5)%, compared to recognizing a tax benefit of $5.4 million, with a corresponding effective tax rate of 5.0% during fiscal year 2021. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Loss from Discontinued Operations, net of Income Taxes
In fiscal year 2022, the loss from discontinued operations includes the loss from the sale of OSP, including goodwill derecognition of $38.4 million, partially offset by proceeds from the sale. In fiscal year 2021, loss from discontinued operations includes the income generated from OSP software subscriptions. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal year 2023, we expect to record gains relate to discontinued operations as we receive cash related to the release of holdbacks of the purchase price in connection with the sale of OSP.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2022	2021	2022

	(Dollars in millions)		Increase (Decrease) (1)

Royalties	$65.8	$52.4	$13.4
Fees	11.6	10.2	1.4
Product sales to franchisees	15.1	56.7	(41.6)
Advertising fund contributions	32.6	22.0	10.6
Franchise rental income	130.8	127.4	3.4
Total franchise revenue (1)	$255.8	$268.7	$(12.9)

Franchise same-store sales (2)	15.0%	(24.5)%

Operating loss	$(11.8)	$(24.6)	$12.8
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(2)Franchise same-store sales in fiscal year 2022 and 2021 are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Year-to-date franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
Fiscal Year Ended June 30, 2022 Compared with Fiscal Year Ended June 30, 2021
Franchise Revenues
Franchise revenues decreased $12.9 million during fiscal year 2022. The decrease in franchise revenue was primarily due to the decrease in product sales to franchisees due to the Company's shift to third-party distributors, partially offset by higher royalties and advertising fund contributions due to a higher average salon count and increase in system-wide sales. During fiscal year 2022, franchisees purchased 110 salons from the Company and constructed (net of relocations) and closed 21 and 299 franchise salons, respectively.
Franchise Operating Loss
During fiscal year 2022, franchise salon operations generated operating losses of $11.8 million, and generated an operating loss of $24.6 million during fiscal year 2021. The operating loss improved during fiscal year 2022 compared to the prior comparable period due to the increase in royalties and decrease in general and administrative expense and rent, partially offset by the $13.1 million goodwill impairment charge.

Company-owned Salons

	Fiscal Years
	2022	2021	2022

	(Dollars in millions)		(Decrease) Increase (1)

Total revenue	$20.2	$143.0	$(122.8)
Operating loss	$(9.5)	$(70.0)	$60.5
Total company-owned salons	105	276
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Fiscal Year Ended June 30, 2022 Compared with Fiscal Year Ended June 30, 2021
Company-owned Salon Revenues
Company-owned salon revenues decreased $122.8 million in fiscal year 2022, primarily due to the 2022 Net Salon Count Changes.
Company-owned Salon Operating Loss
During fiscal year 2022, company-owned salon operating loss improved $60.5 million, compared to the prior comparable period. The improvement in the loss during fiscal year 2022 was primarily due to reduced general and administrative expense primarily related to salaries, a decrease in long-lived asset impairment and the exiting of loss-generating company-owned salons. We expect losses associated with the company-owned segment to decrease as we reduce the number of remaining salons through closures or lease buyouts.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
In August 2022, the Company reached an agreement to amend its credit agreement and extend the maturity to August 2025 from March 2023. Under the amendment, the revolving credit facility was converted to a $180.0 million term loan and $55.0 million revolving credit facility with the minimum liquidity covenant reduced to $10.0 million from $75.0 million. The amended credit agreement includes typical provisions and financial covenants, including minimum EBITDA, leverage and fixed-charge coverage ratio covenants, the latter two of which are not tested until December 31, 2023. See additional discussion under Financing Arrangements and Note 8 and Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity, to meet its obligations in the next twelve months and beyond.
As of June 30, 2022, cash and cash equivalents were $17.0 million, with $14.9 and $2.1 million within the United States and Canada, respectively.
As of June 30, 2022, the Company's borrowing arrangements include a $277.5 million five-year revolving credit facility that expires in March 2023, of which $81.9 million was available as of June 30, 2022. The Company's liquidity per the agreement includes the unused available balance under the credit facility, unrestricted cash and cash equivalents and the shortfall in the gap in expected proceeds from the sale of salon assets of $20.9 million as of June 30, 2022. Total liquidity per the agreement was $119.8 million compared to a minimum liquidity covenant of $75.0 million as of June 30, 2022. See additional discussion under Financing Arrangements and Notes 8 and 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Additionally, on February 3, 2021, the Company filed a $150 million shelf registration and $50 million prospectus supplement with the Securities and Exchange Commission under which it may offer and sell, from time to time, up to $50 million worth of its common stock in "at-the-market" offerings. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support of our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During fiscal year 2022, the Company issued 9.3 million shares and received net proceeds of $37.2 million.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, capital expenditures, credit facilities and borrowing arrangements and working capital management. Capital expenditures are a component of the Company's cash flow and capital management strategy, which can be adjusted in response to economic and other changes in the Company's business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities to support the Company's strategic plan as discussed within Part I, Item 1.
Cash Requirements
The Company's most significant contractual cash requirements as of June 30, 2022 were lease commitments. See Note 6 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further detail. Additionally, the Company is committed to purchasing $1.8 million of Designline inventory in the first quarter of fiscal year 2023. This inventory will be sold to our third-party supplier and customers.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2022, cash used in operating activities was $38.6 million. Cash used in operations improved due to higher royalties, lower general and administrative expense, lower rent and the exiting of loss-generating company-owned salons. These improvements were partially offset by $2.5 million of social security contributions that had been deferred under the CARES Act and $3.6 million of costs related to our debt refinancing. Quarter-over-quarter cash use improved throughout fiscal year 2022. Cash used in operating activities was $12.3, $12.1, $10.0 and $4.3 million in the first, second, third and fourth quarters, respectively. We expect cash use in first quarter of fiscal year 2023 to increase due to approximately $5.0 million of costs paid in connection with the credit amendment and approximately $2.8 million of bonus payments.
Cash Flows from Investing Activities
During fiscal year 2022, cash provided by investing activities of $7.7 million was primarily related to cash received of $13.0 million from the sale of OSP, partially offset by capital expenditures primarily related to developing the OSP software. In the first quarter of fiscal year 2023, we expect to receive approximately $4 million related to the release of purchase price holdbacks in connection with the sale of OSP. Additionally, due to the sale of OSP, we expect capital expenditures to decrease in fiscal year 2023.
Cash Flows from Financing Activities
During fiscal year 2022, cash provided by financing activities of $29.4 million was primarily a result of net proceeds of $37.2 million related to the issuance of common stock and a net $6.9 million paydown on the Company's revolving credit facility. The additional purchase price of approximately $4 million expected to be received in the first quarter of fiscal year 2023 will be used to repay the term loan as required by the credit agreement.

Financing Arrangements
Financing activities are discussed in Note 8 and Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consist of the following:

		June 30,
	Maturity Dates	2022	2021	2022	2021

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)

Revolving credit facility	2023	5.50%	5.00%	$179,994	$186,911
As of June 30, 2022 and 2021, the Company had $180.0 and $186.9 million, respectively, of outstanding borrowings under its revolving credit facility. The five-year revolving credit facility expires in March 2023 and includes a minimum liquidity covenant of $75.0 million, provides the Company's lenders security in substantially all of the Company's assets, adds additional guarantors, and grants a first priority lien and security interest to the lenders in substantially all of the Company's and the guarantors' existing and future property. Total liquidity per the agreement was $119.8 million as of June 30, 2022. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The revolving credit facility includes a $30.0 million sub-facility for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. The Company may request an increase in revolving credit commitments under the facility of up to $115.0 million under certain circumstances. The applicable margin for loans bearing interest at the Secured Overnight Financing Rate (SOFR) ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25%, and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit.
In August 2022, the Company amended its credit agreement. Under the amendment, the revolving credit facility was converted to a $180.0 million term loan and $55.0 million revolving credit facility. The amendment also extends the maturity date to August 31, 2025 and includes, among other things, financial covenants, including minimum EBITDA, leverage and fixed charge coverage ratios and a minimum liquidity covenant which was reduced from $75.0 million to $10.0 million. The amendment also eliminates the $115.0 million incremental loan facility. See additional discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' (deficit) equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization (1)

2022	120.8%
2021	91.6%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The increase in the debt to capitalization ratio as of June 30, 2022 compared to June 30, 2021 was primarily due to the decrease in shareholders' (deficit) equity as a result of the loss from operations.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our revolving credit facility at June 30, 2022.
Non-current deferred benefits of $6.3 million includes $1.8 million related to a non-qualified deferred salary plan, a salary deferral program of $2.3 million and a bonus deferral plan of $2.2 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Recent trends in system-wide revenue over the past few years has increased the risk of default by franchisees, which may be material.
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. We cannot predict the timing or amount of future payments related to these contracts. See Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2022, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Off-Balance Sheet Arrangements
Interest payments on long-term debt are calculated based on the revolving credit facility's rates. As of June 30, 2022, the applicable margin for loans bearing interest at SOFR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.5%-0.75%, each depending on average utilization of the revolving line of credit.
Under the amended credit facility entered into in August 2022, the applicable margins for the loans bearing interest are subject to annual increases. The margin applicable to loans bearing interest at SOFR will initially be 3.875%. Effective March 27, 2023, the margin will increase to 6.25%, of which 4.25% will be paid currently in cash and 2.00% will be paid in kind (PIK) interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to SOFR loans. See Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
We do not have any unconditional purchase obligations or significant other commercial commitments such as standby repurchase obligations or other commercial commitments.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2022. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends
In December 2013, the Board elected to discontinue declaring regular quarterly dividends.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. As of June 30, 2022, the Company has issued 9.3 million shares for net proceeds of $37.2 million.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2022, the Company did not repurchase any shares. As of June 30, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

CRITICAL ACCOUNTING POLICIES
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. In preparing the Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our Consolidated Financial Statements.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
Goodwill
As of June 30, 2022 and 2021, the Franchise reporting unit had $174.4 and $229.6 million of goodwill, respectively, and the Company-owned segment had no goodwill at either period. See Note 5 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company assesses goodwill impairment on an annual basis during the Company's fourth fiscal quarter, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (Step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is more likely than not that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
The carrying value of the reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total salons or expenses of the reporting unit as a percentage of total company expenses.
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, fixed expense rates, franchise salon counts, long-term growth rates and discount rates for determining terminal value. During fiscal year 2022, our estimates of annual revenue and salon counts were decreased to reflect recent trends in the business and, in fourth quarter, the removal of OSP revenues and expenses from our forecast. In addition, discount rates have increased during this period to reflect changes in the market interest rates. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Long-Lived Assets, Excluding Goodwill
The Company follows the guidance in ASC 360, Property, Plant, and Equipment and applies the guidance to property, plant, and equipment as well as right of use (ROU) assets. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2022 and 2021, primarily due to the COVID-19 pandemic, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The first step in the impairment test under ASC 360 is to determine whether the long-lived assets are recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. Estimating cash flows for purposes of the recoverability test is subjective and requires significant judgment. Estimated future cash flows used for the purposes of the recoverability test were based upon historical cash flows for the salons. The period of time used to determine the estimates of the future cash flows for the recoverability test was based on the remaining useful life of the primary asset of the group, which was the ROU asset in all cases.
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions based on the best information available, rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate.
For fiscal years 2022 and 2021, the Company recognized long-lived asset impairment charges of $0.5 and $13.0 million, respectively, which included $0.5 and $9.5 million, respectively, related to ROU assets on the Consolidated Statement of Operations in Part II, Item 8, of this Form 10-K. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. However, actual results may not be consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
The Company has a valuation allowance on its deferred tax assets amounting to $201.7 and $192.5 million at June 30, 2022 and 2021, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2022 are as follows:
•The Company determined that it no longer had sufficient U.S. state indefinite-lived taxable temporary differences to support realization of its U.S. state indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate state indefinite-lived NOLs. As a result, the Company recorded a $4.1 million valuation allowance on its U.S. state indefinite-lived deferred tax assets.
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
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, specifically the revolving credit facility, which bears interest at variable rates based on SOFR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to changes in the Canadian dollar, and to a lesser extent, the British pound. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. In the past, the Company has used interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and adjusts in accordance with market conditions and the Company's short- and long-term borrowing needs. As of June 30, 2022, the Company had outstanding variable rate debt of $180.0 million and the Company did not have any outstanding interest rate swaps.

In August 2022, the Company amended and extended its revolving credit facility to convert it to a $180.0 million term loan and $55.0 million revolving credit facility with varying interest rates. See Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Foreign Currency Exchange Risk:
Over 90% of the Company's operations are transacted in U.S. dollars. However, because a portion of the Company's operations consist of activities outside of the U.S., the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2022, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2022 and 2021, a $0.6 million foreign currency loss and $0.3 million foreign currency gain is included in loss from continuing operations, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Regis Corporation (a Minnesota corporation) and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 22, 2022 expressed as an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment analysis
As described further in Note 1 to the financial statements, the Company’s consolidated goodwill balance was $174.4 million as of June 30, 2022 and is assigned to the Franchise reporting unit. Goodwill is tested annually for impairment on April 30th or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. At March 31, 2022, a triggering event was identified and a quantitative goodwill impairment test was performed which resulted in impairment expense of $16.0 million. We identified the Company’s March 31, 2022 goodwill impairment analysis as a critical audit matter.
The principal considerations for our determination that the goodwill impairment analysis is a critical audit matter are that the significant estimates and assumptions made by management involve subjectivity and judgment in determining the fair value of the reporting unit using the discounted future cash flows valuation technique. The reporting unit discounted future cash flows include certain management assumptions that are complex and have a higher degree of estimation uncertainty and changes in these assumptions could have a significant impact on the results of the impairment analysis. These assumptions include forward-looking projections related to salon counts, revenue, EBITDA margin and determination of discount rates. Performing audit procedures to evaluate management's assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve valuation specialists.

Our audit procedures related to the annual goodwill impairment analysis included the following, among others.
•We tested the design and operating effectiveness of controls relating to management's goodwill impairment test, including the controls over the determination of key inputs such as the forecasting of future cash flows and determination of the discount rate;
•We tested the reasonableness of management's forecasts of future revenues and EBITDA margin by comparing to third-party industry projections and historical operating results;
•We performed sensitivity analysis on the Company's future revenue and salon counts to evaluate the reasonableness of management's forecasts;
•We utilized a valuation specialist to assist in recalculating the Company's discounted future cash flows model and in evaluating the reasonableness of significant assumptions including the discount rate; and
•We evaluated the competency and objectivity of management's specialists who assisted with preparing the discounted cash flow analysis.
Accounting for Discontinued Operations
As discussed in Note 3 of the consolidated financial statements, on June 29, 2022, the Company completed the sale of its OSP software-as-a-service business ("OSP") to Soham Inc. ("Buyer") for $20.0 million in cash plus up to an additional $19.0 million in proceeds contingent upon the number of salons that transition to the Buyer's salon technology platform. In connection with the sale, the Company recognized a pre-tax loss of $36.6 million in discontinued operations. As a result of the discontinued operations classification, the comparative period consolidated financial statements for fiscal year 2021 have been recast to reclassify balance sheet, operations and cash flow amounts related to OSP discontinued operations. We identified the Company’s accounting for the OSP discontinued operations as a critical audit matter.
The principal considerations for our determination that the discontinued operations is a critical audit matter are that auditing the Company's discontinued operations was complex due to judgments made by management in applying the relevant accounting principles including management's determination that OSP is a business, that the sale is a strategic shift, and the fair value determinations used in allocating goodwill attributable to the OSP component of the Franchise reporting unit.
Our audit procedures related to the discontinued operations included the following, among others.
•We tested the design and operating effectiveness of financial reporting controls over the Company's accounting for the discontinued operations.
•We evaluated the appropriateness of the Company's application of the criteria for reporting of discontinued operations by inspecting management's supporting documentation, reading board of directors meeting minutes and other entity information, and evaluating whether there was contrary evidence, based on our understanding of the business.
•We consulted with our national office as to the appropriateness of the conclusion reached regarding discontinued operations treatment.
•To test the allocation of goodwill to the OSP component for purposes of computing the loss, we evaluated the determination of the fair value of OSP based on the terms of the sale and the fair value of the overall Franchise reporting unit based on the most recent fair value determinations used in conjunction with goodwill impairment testing.
•We evaluated the presentation of the discontinued operations in the consolidated financial statements, including testing significant balances for appropriate allocation to discontinued operations in 2022 and 2021 and assessing the reasonableness of key judgments applied by management in allocating expenses to the discontinued operations.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Minneapolis, Minnesota
August 22, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Regis Corporation (a Minnesota Corporation) and subsidiaries (the "Company") as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated August 22, 2022, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management’s Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and limitations of internal control over financial reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
August 22, 2022

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$17,041	$19,191
Receivables, net	14,531	26,270
Inventories	3,109	20,639
Other current assets	13,984	17,017
Current assets related to discontinued operations (Note 3)	—	3,542
Total current assets	48,665	86,659

Property and equipment, net	12,835	16,906
Goodwill (Note 5)	174,360	188,257
Other intangibles, net	3,226	3,761
Right of use asset (Note 6)	493,749	610,599
Other assets	36,465	41,388
Non-current assets related to discontinued operations (Note 3)	—	48,813
Total assets	$769,300	$996,383

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,860	$27,157
Accrued expenses	33,784	51,242
Short-term lease liability (Note 6)	103,196	116,348
Current liabilities related to discontinued operations (Note 3)	—	3,738
Total current liabilities	152,840	198,485

Long-term debt, net (Note 8)	179,994	186,911
Long-term lease liability (Note 6)	408,445	517,626
Other non-current liabilities	58,974	75,075
Non-current liabilities related to discontinued operations (Note 3)	—	1,240
Total liabilities	800,253	979,337
Commitments and contingencies (Note 9)
Shareholders' (deficit) equity:
Common stock, $0.05 par value; issued and outstanding, 45,510,245 and 35,795,844 common shares at June 30, 2022 and 2021, respectively	2,276	1,790
Additional paid-in capital	62,562	25,102
Accumulated other comprehensive income	9,455	9,543
Accumulated deficit	(105,246)	(19,389)
Total shareholders' (deficit) equity	(30,953)	17,046
Total liabilities and shareholders' (deficit) equity	$769,300	$996,383
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2022	2021

Revenues:
Royalties	$65,753	$52,357
Fees	11,587	10,215
Product sales to franchisees	15,072	56,699
Advertising fund contributions	32,573	22,023
Franchise rental income (Note 6)	130,777	127,392
Company-owned salon revenue	20,205	142,965
Total revenue	275,967	411,651
Operating expenses:
Cost of product sales to franchisees	17,391	43,756
Inventory reserve (1)	7,655	—
General and administrative	65,274	96,427
Rent (Note 6)	9,357	40,754
Advertising fund expense	32,573	22,023
Franchise rent expense	130,777	127,392
Company-owned salon expense (2)	21,952	141,204
Depreciation and amortization	6,224	21,749
Long-lived asset impairment (Note 1)	542	13,023
Goodwill impairment (Note 5)	13,120	—
Total operating expenses	304,865	506,328

Operating loss	(28,898)	(94,677)

Other (expense) income:
Interest expense	(12,914)	(13,163)
Loss from sale of salon assets to franchisees, net	(2,334)	(16,696)
Interest income and other, net	(296)	15,902

Loss from operations before income taxes	(44,442)	(108,634)

Income tax (expense) benefit	(2,017)	5,428

Loss from continuing operations	(46,459)	(103,206)

Loss from discontinued operations, net of income taxes (Note 3)	(39,398)	(10,125)

Net loss	$(85,857)	$(113,331)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(1.07)	$(2.87)
Loss from discontinued operations	(0.90)	(0.28)
Net loss per share, basic and diluted (3)	$(1.97)	$(3.15)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	43,582	35,956
_____________________________________________________________________________
(1)Includes charges in the third and fourth quarter associated with liquidation of distribution center inventory. Excludes reserves for inventory at salons.
(2)Includes cost of service and product sold to guests in our Company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to Company-owned salons.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2022	2021

Net loss	$(85,857)	$(113,331)
Other comprehensive (loss) income, net of tax:
Net current period foreign currency translation adjustments	(547)	1,888
Recognition of deferred compensation	459	206
Other comprehensive (loss) income	(88)	2,094
Comprehensive loss	$(85,945)	$(111,237)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(113,331)	(113,331)
Foreign currency translation (Note 1)	—	—	—	1,888	—	1,888
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	3,254	—	—	3,254
Recognition of deferred compensation (Note 11)	—	—	—	206	—	206
Net restricted stock activity	166,353	9	(139)	—	—	(130)
Minority interest	—	—	—	—	(520)	(520)
Balance, June 30, 2021	35,795,844	1,790	25,102	9,543	(19,389)	17,046
Net loss	—	—	—	—	(85,857)	(85,857)
Foreign currency translation (Note 1)	—	—	—	(547)	—	(547)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	—	—	37,185
Stock-based compensation	—	—	1,285	—	—	1,285
Recognition of deferred compensation (Note 11)	—	—	—	459	—	459
Net restricted stock activity	418,783	21	(545)	—	—	(524)
Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2022	2021

Cash flows from operating activities:
Net loss	$(85,857)	$(113,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from sale of OSP (Note 3)	36,143	—
Depreciation and amortization (Note 1)	6,504	17,871
Long-lived asset impairment	542	13,023
Deferred income taxes	391	(3,388)
Inventory reserve	10,478	12,068
Gain from disposal of distribution center assets	—	(14,997)
Loss from sale of salon assets to franchisees, net	2,334	16,696
Goodwill impairment	16,000	—
Stock-based compensation	1,334	3,254
Amortization of debt discount and financing costs	1,839	1,839
Other non-cash items affecting earnings	709	(351)
Changes in operating assets and liabilities (1):
Receivables	11,896	(279)
Inventories	7,886	17,879
Income tax receivable	1,118	1,295
Other current assets	2,118	1,658
Other assets	2,703	(2,896)
Accounts payable	(10,966)	(21,669)
Accrued expenses	(21,983)	5,296
Net lease liabilities	(5,960)	(19,248)
Other non-current liabilities	(15,867)	(14,603)
Net cash used in operating activities:	(38,638)	(99,883)
Cash flows from investing activities:
Capital expenditures	(5,316)	(11,475)
Proceeds from sale of OSP	13,000	—
Proceeds from sale of assets to franchisees	—	8,437
Costs associated with sale of assets to franchisees	—	(261)
Proceeds from company-owned life insurance policies	—	1,200
Net cash provided by (used in) investing activities:	7,684	(2,099)
Cash flows from financing activities:
Borrowings on revolving credit facility	10,000	10,000
Repayments of revolving credit facility	(16,916)	(589)
Proceeds from issuance of common stock, net of offering costs	37,185	—
Taxes paid for shares withheld	(845)	(348)
Minority interest buyout	—	(562)
Distribution center lease payments	—	(724)
Net cash provided by financing activities:	29,424	7,777
Effect of exchange rate changes on cash and cash equivalents	(158)	477
Decrease in cash, cash equivalents and restricted cash	(1,688)	(93,728)
Cash, cash equivalents and restricted cash:
Beginning of year	29,152	122,880
End of year	$27,464	$29,152
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation (the Company) franchises hairstyling and hair care salons throughout the United States (U.S.), Canada, Puerto Rico and the United Kingdom (U.K.). The business is evaluated in two segments, Franchise salons and Company-owned salons. Franchise salons in operation decreased from 5,563 to 5,395 at June 30, 2021 compared to June 30, 2022, primarily due to the closure of 299 salons, which was partially offset by the conversion of 110 salons from company-owned. Company-owned salons in operation decreased from 276 to 105 at June 30, 2021 compared to June 30, 2022, primarily due to the conversion of 110 salons to franchise. See Note 15 to the Consolidated Financial Statements. Salons are located in leased space in strip center locations, malls or Walmart.
COVID-19 Impact:
During fiscal years 2022 and 2021, the global coronavirus pandemic (COVID-19) had an adverse impact on operations. The COVID-19 pandemic continues to impact salon guest visits and franchisee staffing, resulting in a significant reduction in revenue and profitability. In response to COVID-19, the Company received Canadian rent relief, Canadian wage relief and U.S. employee retention payroll tax credits. In fiscal years 2022 and 2021, the Company received the following amounts in rent and wage assistance:

		Fiscal Years
	Financial Statement Caption	2022	2021

		(Dollars in thousands)
Canadian rent relief	Rent	$1,235	$—
Canadian wage relief	Company-owned salon expense	1,966	1,629
U.S. employee retention payroll tax credit	Company-owned salon expense	—	1,547
Additionally, in December 2021 the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act. Overall, COVID-19 has, and may continue to have, a negative effect on revenue and profitability. The ultimate impact of the COVID-19 pandemic in both the short- and long-term is not currently estimable due to the uncertainty surrounding the duration of the pandemic, the emergence and impact of new COVID-19 variants and changing government restrictions. Additional impacts to the business may arise that we are not aware of currently.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately-held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE. As of June 30, 2022, the Company has no VIEs where the Company is the primary beneficiary.
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
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2022 and 2021.
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

	June 30,
	2022	2021

	(Dollars in thousands)
Cash and cash equivalents	$17,041	$19,191
Restricted cash, included in other current assets	10,423	9,961
Total cash, cash equivalents and restricted cash	$27,464	$29,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheet primarily includes accounts and notes receivable from franchisees, credit card receivables and receivables related to salons sold to franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2022 and 2021, the allowance for doubtful accounts was $6.6 and $7.8 million, respectively. The allowance for doubtful accounts decreased in fiscal year 2022 due to higher write-offs. See Note 2 to the Consolidated Financial Statements.
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
Physical inventory is held at salons and a third-party distribution center as of June 30, 2022. A physical inventory count is conducted annually at the third-party distribution center. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor. The cost of product used in salon services is determined by applying an estimated percentage of total cost of service to service revenues.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its two distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold and continues to sell inventory at discounts and dispose of hard-to-sell products. Additionally, the reduction in company-owned salons decreases the Company's ability to redistribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of June 30, 2022 and 2021 was $1.9 and $11.8 million, respectively. During fiscal year 2022, the Company recorded total inventory reserve charges of $10.5 million, of which $7.7 and $2.8 million were recorded in Inventory reserve and Company-owned salon expense, respectively, in the Consolidated Statement of Operations. Included in Company-owned salon expense in the Consolidated Statement of Operations is an inventory reserve charge of $12.1 million during fiscal year 2021.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 30 to 39 years for buildings, 10 years or lease life for improvements and three to 10 years or lease life for equipment, furniture and software). Depreciation expense was $5.8 and $20.9 million in fiscal years 2022 and 2021, respectively. Depreciation expense for fiscal years 2022 and 2021 include $1.0 and $4.7 million of asset retirement obligations, which are cash expenses.
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
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to franchisees. The Company records the rental payments due from franchisees as Franchise rental income and the corresponding amounts owed to landlords as Franchise rent expense on the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2022 and 2021, primarily due to the COVID-19 pandemic, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The Company assesses impairment of long-lived salon assets and right of use assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. The first step is to assess recoverability, and in doing that, the undiscounted cash flows are compared to the carrying value. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the difference between the carrying value of the asset group and its fair value. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2022. See Note 6 to the Consolidated Financial Statements for further discussion related to right of use asset impairment.
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
For fiscal years 2022 and 2021, the Company recognized long-lived asset impairment charges of $0.5 and $13.0 million, respectively, which included $0.5 and $9.5 million, respectively, related to ROU assets on the Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As of June 30, 2022 and 2021, the Franchise reporting unit had $174.4 and $229.6 million, respectively, of goodwill and the Company-owned reporting unit had no goodwill for both periods. See Note 5 to the Consolidated Financial Statements for changes to the goodwill balance. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment assessments are performed at the reporting unit level, which is the same as the Company's operating segments. The Company performed its interim impairment tests and annual impairment tests by comparing the fair value of a reporting unit to its carrying amount. The Company then records an impairment charge for the amount that the carrying amount exceeds the fair value. In applying the goodwill impairment assessment, the Company could assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units was less than its carrying value (Step 0). Qualitative factors could include, but were not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determined it is more likely than not that the carrying value was less than the fair value, then performing Step 1 of the goodwill impairment assessment was unnecessary.
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
Following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2022
During fiscal year 2022, the Company performed a quantitative impairment test over goodwill during the second quarter due to a triggering event experienced in the quarter. This determination was made considering the sustained decrease in share price and a change in the Company's chief operating decision maker. In the second quarter, the Franchise reporting unit was determined to have a fair value in excess of its carrying value and no impairment was recorded. A quantitative goodwill impairment was performed in the third quarter due to a triggering event experienced during the quarter. This determination was made considering a decrease in forecasted revenue due to slower than expected recovery from COVID-19. In the third quarter, the Franchise reporting unit was determined to have a carrying value in excess of its fair value, resulting in a goodwill impairment charge of $16.0 million.
The Company performed its annual impairment assessment as of April 30. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. Management's assumptions related to revenue growth rates were reduced and management increased expected salon closures compared to valuations in prior years. These changes, along with a decline in value from the market approach, reduced the fair value of the reporting unit. The discount rate of 20.0% was also a key assumption utilized in the discounted cash flows, which was an increase of 0.5% from the third quarter valuation due to an increase in market interest rates. As a result of the impairment testing, the Franchise reporting unit was determined to have a fair value in excess of its carrying value.
The Company derecognized $38.4 million of goodwill in fiscal year 2022 in connection to the sale of OSP. The $38.4 million represents the portion of goodwill related to the OSP business based on relative fair value. See Notes 3 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2022 and 2021, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $0.5 and $3.6 million, respectively. The Company updates loss projections bi-annually and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2022, the Company had $4.7 and $9.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2021, the Company had $6.8 and $12.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.
Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, fees, product sales to franchisees and advertising fund fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2 to the Consolidated Financial Statements. Product sales by the Company to its franchisees are recorded at the time product is delivered to franchise locations. Company-owned salon revenues are recognized at the time when the services are provided or the guest receives and pays for merchandise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Classification of Revenue and Expenses:
Beginning in the first quarter of fiscal year 2022, the Company adjusted its Statement of Operations for all periods presented to align the presentation of results to its franchise-focused business. Below is a summary of the changes to the financial statement captions. The change does not have a financial impact on the Company's reported revenue, operating loss, reported net loss or cash flows from operations.
Royalties - sales-based royalty received from franchisees. In prior years, these fees were included in Royalties and Fees and disclosed in the footnotes.
Fees - fees received from franchisees and third parties, including franchise fees, software and hardware fees related to Opensalon Pro and fees received from the third-party distributors.
Product sales to franchisees - wholesale product sales to franchisees. This caption equates to Product sales in the Franchise segment in prior years. The Company changed its franchise product sales business in fiscal year 2022 from a wholesale distribution model to a third-party distribution model. This revenue was expected to decrease significantly during fiscal year 2022 and into fiscal year 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Costs:
Distribution costs are incurred to store, move and ship product from the Company's distribution centers to salons and includes distribution center overhead. Such distribution costs related to product shipped to company-owned locations are included in Company-owned salon expenses in the Consolidated Statement of Operations. Distribution costs, including distribution center overhead, related to shipping product to franchise locations totaled $2.3 and $12.1 million during fiscal years 2022 and 2021, respectively, and are included within general and administrative on the Consolidated Statement of Operations. In fiscal year 2022, the Company exited its two distribution centers and changed the wholesale product distribution model in favor of a third-party distribution model, reducing the cost in fiscal year 2022. The Company now stores inventory at a third-party facility.
Advertising and Advertising Funds:
Advertising costs consist of the Company's corporate funded advertising costs, the Company's advertising fund contributions and franchisee's advertising fund contributions. Corporate funded advertising costs are expensed as incurred. The Company has various franchising programs supporting specific franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. All salons are required to participate in the advertising funds for the same salon concept. The Company administers the advertising funds in accordance with franchise operating and other agreements. Advertising fund contributions are expensed when the contribution is made.
The Company's advertising costs included in the Consolidated Statement of Operations consist of the following:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Advertising fund contributions from franchisees	$32,573	$22,023
Advertising fund contributions from company-owned salons (1)	154	897
Corporate funded advertising costs (1)	671	7,015
Total advertising costs	$33,398	$29,935
_____________________________________________________________________________
(1)Included in General and administrative expense in the Consolidated Statement of Operations.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2022 and 2021, approximately $10.5 and $9.9 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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
Interest Income and Other, Net:
In March 2021, the Company recorded a gain of $15.0 million related to the Company's distribution centers. The gain on distribution centers was recorded to Interest income and other, net in the Consolidated Statement of Operations in fiscal year 2021.

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
The Company has a valuation allowance on its deferred tax assets of $201.7 and $192.5 million at June 30, 2022 and 2021, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Significant components of the valuation allowance which occurred during fiscal year 2022 are as follows:
•The Company determined that it no longer had sufficient U.S. state indefinite-lived taxable temporary differences to support realization of its U.S. state indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate state indefinite-lived NOLs. As a result, the Company recorded a $4.1 million valuation allowance on its U.S. state indefinite-lived deferred tax assets.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. Due to the Company's net loss in all periods presented, basic and dilutive earnings per share are equal.
Comprehensive Loss:
Components of comprehensive loss include net loss, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' (deficit) equity.
Foreign Currency Translation:
The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' (deficit) equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2022 and 2021, a $0.6 million foreign currency loss and $0.3 million foreign currency gain is included in loss from continuing operations, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Recently Adopted by the Company:
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Depending on the amendment, adoption may have been applied on the retrospective, modified retrospective or prospective basis. The adoption of this new guidance during fiscal year 2022 using the prospective method did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted:
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact to the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized at point of sale
Product sales to franchisees are recorded at the time product is delivered to the franchisee. Payment for franchisee product revenue is generally collected 30 to 90 days of delivery. Company-owned salon revenues are recognized at the time when the services are provided or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns.
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Consolidated Statement of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opening and is then recognized over the term of the franchise agreement, which is typically 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
Information about receivables, broker fees and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2022	June 30, 2021	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$10,263	$18,011	Receivable, net
Broker fees	15,592	19,254	Other assets

Deferred revenue:
Current
Gift card liability	$2,037	$2,240	Accrued expenses
Deferred franchise fees unopened salons	16	40	Accrued expenses
Deferred franchise fees open salons	5,770	5,884	Accrued expenses
Total current deferred revenue	$7,823	$8,164
Non-current
Deferred franchise fees unopened salons	$3,211	$6,571	Other non-current liabilities
Deferred franchise fees open salons	26,827	32,365	Other non-current liabilities
Total non-current deferred revenue	$30,038	$38,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, rent, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from franchisees. The following table is a rollforward of the allowance for doubtful accounts for the periods indicated:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$7,774	$6,899
Provision for doubtful accounts (1)	967	509
Provision for franchisee rent (2)	1,421	1,920
Reclass of accrued rent (3)	149	—
Write-offs	(3,752)	(1,554)
Balance at end of period	$6,559	$7,774
_____________________________________________________________________________
(1)The provision for doubtful accounts is recognized as general and administrative expense in the Consolidated Statement of Operations.
(2)The provision for franchisee rent is recognized as rent in the Consolidated Statement of Operations.
(3)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2021. The amounts billed in fiscal year 2022 and the related accrual was reclassified to allowance for doubtful accounts.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Consolidated Statement of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$19,254	$20,516
Additions	25	2,112
Amortization	(3,189)	(3,180)
Write-offs	(498)	(194)
Balance at end of period	$15,592	$19,254
The decrease in non-current deferred franchise fees for unopened salons in fiscal year 2022 is primarily due to $2.4 million of deferred fees related to terminated development agreements being recognized as fees in the Consolidated Statement of Operations in the year ended June 30, 2022. Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for fiscal years 2022 and 2021 was $6.5 and $6.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2022 is as follows (in thousands):

2023	$5,770
2024	5,468
2025	5,092
2026	4,618
2027	4,157
Thereafter	7,492
Total	$32,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     DISCONTINUED OPERATIONS
Opensalon Pro (OSP):
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. for a purchase price of $20.0 million in cash plus up to an additional $19.0 million in cash contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. The Company received $13.0 million in proceeds in June 2022. The remaining $7.0 million of the purchase price is subject to holdbacks including $4.0 million of the proceeds retained in escrow to be paid upon completion of the Company's refinancing, $1.0 million once the Company ends its arrangement with ProPoint in December 2022 and $2.0 million of proceeds held back until general indemnity provisions are satisfied within 18 months from closing. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all years presented. Discontinued operations is included in the Franchise segment in the Consolidated Statement of Operations for all periods presented.
The following summarizes the components of the loss from sale of OSP for fiscal year 2022 included in discontinued operations (in thousands):

Cash proceeds	$13,000
Goodwill derecognition	(38,358)
Software write-off (1)	(8,408)
Hardware write-down (2)	(1,825)
Other, net, including professional fees	(552)
Loss from sale of OSP	$(36,143)
_______________________________________________________________________________
(1)Internally developed capitalized software is included in non-current assets related to discontinued operations as of June 30, 2021 and written off in June 2022 upon completion of the sale.
(2)Prior to the sale, hardware used to run OSP was sold to franchisees. As a result of the sale, the Company wrote-down the value of the hardware to its net realizable value and the charge is included in the loss on the sale of OSP. The hardware is included in inventory as of June 30, 2022 and current assets related to discontinued operations as of June 30, 2021 in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes the results of discontinued operations for the periods presented:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Discontinued operations:
Fees	$3,811	$3,461
Cost of product sales to franchisees	(1,037)	(2,790)
General and administrative	(3,517)	(9,006)
Rent	(194)	(176)
Depreciation and amortization	(1,322)	(964)
Goodwill impairment (1)	(2,880)	—
Interest expense	(715)	(650)
Loss from sale of OSP	(36,143)	—
Loss from discontinued operations, before taxes	(41,997)	(10,125)
Income tax benefit from discontinued operations (2)	2,599	—
Loss from discontinued operations, net of tax	$(39,398)	$(10,125)
_______________________________________________________________________________
(1)Goodwill impairment included in discontinued operations represents the portion of impairment allocated to the OSP business based on relative fair value.
(2)Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance.

The Company leases office space in Fremont, California. The lease related liabilities are included in long-term lease liability as of June 30, 2022, and the lease related assets and liabilities are included in non-current assets, current liabilities and non-current liabilities related to discontinued operations as of June 30, 2021 in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2022	2021

	(Dollars in thousands)
Other current assets:
Prepaid assets	$1,816	$4,121
Restricted cash	10,423	9,961
Other	1,745	2,935
Total other current assets	$13,984	$17,017

Property and equipment:
Buildings and improvements	$8,228	$8,251
Equipment, furniture and leasehold improvements	14,260	28,782
Internal use software	34,824	34,644
Total property and equipment	57,312	71,677
Less accumulated depreciation and amortization	(44,477)	(54,771)
Total property and equipment, net	$12,835	$16,906

Accrued expenses:
Payroll and payroll related costs	$7,767	$16,175
Insurance	5,012	7,525
Rent and related real estate costs	4,585	11,197
Deferred revenue	7,823	8,164
Other	8,597	8,181
Total accrued expenses	$33,784	$51,242

Other non-current liabilities:
Deferred income taxes	$10,979	$10,650
Insurance	9,744	12,722
Deferred benefits	6,308	10,028
Deferred franchise fees	30,038	38,936
Other	1,905	2,739
Total other non-current liabilities	$58,974	$75,075

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2022				2021
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	36	$5,421	$(3,234)	$2,187	35	$6,040	$(3,568)	$2,472
Franchise agreements	20	7,719	(6,756)	963	19	10,099	(8,901)	1,198
Other	20	354	(278)	76	20	366	(275)	91
Total	26	$13,494	$(10,268)	$3,226	24	$16,505	$(12,744)	$3,761
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
Total amortization expense related to intangible assets during fiscal years 2022 and 2021 was approximately $0.4 and $0.8 million, respectively. As of June 30, 2022, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2023	$365
2024	302
2025	302
2026	302
2027	302
Thereafter	1,653
Total	$3,226
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Cash paid (received) for:
Interest	$11,786	$11,940
Taxes and penalties, net	(1,400)	(2,636)
Non-cash investing activities:
Unpaid capital expenditures	35	312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2022			2021

	Gross Carrying Value (1)	Accumulated Impairment	Net	Gross Carrying Value (1)	Accumulated Impairment	Net

	(Dollars in thousands)
Goodwill	$304,624	$(130,264)	$174,360	$343,846	$(114,264)	$229,582
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill related to the Franchise reporting unit:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Balance at beginning of period (1)	$229,582	$227,457
Derecognition of OSP goodwill	(38,358)	—
Goodwill impairment related to continuing operations	(13,120)	—
Goodwill impairment related to discontinued operations	(2,880)	—
Translation rate adjustments	(864)	2,125
Balance at end of period (1)	$174,360	$229,582
_______________________________________________________________________________
(1)The goodwill balance as of June 30, 2021 includes $41.3 million related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     LEASES
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from one to 20 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Office and warehouse rent	$4,575	$5,234
Lease termination expense (1)	1,835	13,544
Lease liability benefit (2)	(3,620)	(20,022)
Franchise salon rent	1,695	3,376
Company-owned salon rent	4,872	38,622
Total	$9,357	$40,754
_______________________________________________________________________________
(1)During fiscal year 2022, lease termination expense includes $0.9 million to exit the Company's distribution centers before the lease end dates and $0.9 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations. During fiscal year 2021, lease termination fees include $8.3 million of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations and $5.3 million to accrue future lease payments for salons that are no longer operating.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statement of Operations. In fiscal years 2022 and 2021, Franchise rental income and Franchise rent expense were $130.8 and $127.4 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Some other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 6.02 and 6.44 years and the weighted average discount rate was 4.25% and 4.11% for all salon operating leases as of June 30, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2022 and 2021 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
For fiscal years 2022 and 2021, the Company recognized long-lived impairment charges of $0.5 and $13.0 million, respectively, which included $0.5 and $9.5 million, respectively, related to ROU assets on the Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2022, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income To Be Received From Franchisees	Net Rent Commitments

2023	$116,644	$3,590	$2,229	$122,463	$(116,644)	$5,819
2024	102,360	2,049	1,301	105,710	(102,360)	3,350
2025	85,788	710	1,334	87,832	(85,788)	2,044
2026	72,155	385	1,367	73,907	(72,155)	1,752
2027	61,698	143	1,401	63,242	(61,698)	1,544
Thereafter	122,570	256	4,417	127,243	(122,570)	4,673
Total future obligations	$561,215	$7,133	$12,049	$580,397	$(561,215)	$19,182
Less amounts representing interest	66,693	361	1,702	68,756
Present value of lease liabilities	$494,522	$6,772	$10,347	$511,641
Less current lease liabilities	97,954	3,399	1,843	103,196
Long-term lease liabilities	$396,568	$3,373	$8,504	$408,445
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows (in thousands):

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1)	$74,507	$130,039
Right of use assets obtained in exchange for new lease liabilities	2,011	4,242
_______________________________________________________________________________
(1)Cash paid for amounts included in the measurement of lease liabilities includes rent, termination fees, settlements and legal fees, and commission payments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2022 and 2021, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt and accounts payable approximated their carrying values.
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
The following impairment charges were based on fair values using Level 3 inputs (1):

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Goodwill impairment	$16,000	$—
Long-lived asset impairment	542	13,023
_______________________________________________________________________________
(1)See Notes 1 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's debt consists of the following:
Revolving Credit Facility

		June 30,
	Maturity Date (1)	2022	2021	2022	2021

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)
Revolving credit facility	2023	5.50%	5.00%	$179,994	$186,911
_______________________________________________________________________________
(1)As of June 30, 2022 the Company's borrowings matured in March 2023. On August 12, 2022, the Company amended its credit agreement. In connection with the amendment, the maturity of the credit agreement was extended to August 31, 2025. Accordingly, the debt is classified as non-current on the Consolidated Balance Sheet. See Note 16 to the Consolidated Financial Statements.
At June 30, 2022, cash and cash equivalents totaled $17.0 million. As of June 30, 2022, the Company had $180.0 million of outstanding borrowings under the original $295.0 million revolving credit facility, of which $277.5 million was available as of June 30, 2022. The credit facility decreased $16.9 million from $294.4 million as of June 30, 2021, in accordance with the bulk sale provisions in the revolving credit facility agreement, due to the sale of OSP and secured inventory related to our transition to a third-party distribution partner. At June 30, 2022, the Company had outstanding standby letters of credit under the revolving credit facility of $15.7 million, primarily related to the Company's self-insurance program. The unused available credit under the facility was $81.9 million at June 30, 2022. Total liquidity per the agreement was $119.8 million as of June 30, 2022. As of June 30, 2022, the Company had cash, cash equivalents and restricted cash of $27.5 million and current liabilities of $152.8 million.
Under the terms of the revolving credit facility as of June 30, 2022, the Company is required to maintain a minimum liquidity of $75.0 million and the Company's lenders are secured in the Company's assets. The applicable margin for loans bearing interest at SOFR ranges from 3.75%-4.25%, the applicable margin for loans bearing interest at the base rate ranges from 2.75%-3.25% and the facility fee ranges from 0.50%-0.75%, each depending on average utilization of the revolving line of credit. The Company was in compliance with all covenants and other requirements of the financing arrangements as of June 30, 2022. On August 12, 2022, the Company amended and extended its credit facility which, among other things, converted the revolving credit facility to a $180.0 million term loan and $55.0 million revolving credit facility. The amendment also extends the maturity date to August 31, 2025. See Note 16 to the Consolidated Financial Statements.

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
Litigation and Settlements:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of nonpayment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations.

During fiscal year 2022, the Company recorded $2.2 million of expense related to litigation, of which $1.7 million was paid during the year. The Company's accrual related to potential settlement liability was $0.5 million as of June 30, 2022. Included in the expense is litigation brought in the 11th Judicial Circuit, St. Charles County, Missouri, in which the Company challenged a landlord regarding a lease the Company secured but the landlord leased to another tenant. The landlord in the case prevailed and the court ordered the Company to pay the landlord $0.5 million in attorney's fees. The Company requested leave to appeal and plans to vigorously pursue overturning this judgment.

The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement.

Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of loss from continuing operations before income taxes are as follows:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Loss before income taxes
U.S.	$(41,231)	$(143,104)
International	(3,211)	34,470
	$(44,442)	$(108,634)
The provision (benefit) for income taxes consists of:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Current:
U.S.	$(535)	$(620)
International	(425)	(1,421)
Deferred:
U.S.	3,130	(3,701)
International	(153)	314
	$2,017	$(5,428)
The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to loss from continuing operations before income taxes, as a result of the following:

	Fiscal Years
	2022	2021

U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.4	7.9
Valuation allowance (1)	(6.6)	(61.5)
Foreign income taxes at other than U.S. rates	3.0	9.4
Uncertain tax positions	(17.9)	0.2
Stock-based compensation	(2.8)	(0.7)
Loss on investment in Luxembourg	—	29.3
Other, net (2)	(2.6)	(0.6)
Effective tax rate	(4.5)%	5.0%
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.
(2)The (2.6)% of Other, net in fiscal year 2022 includes the rate impact of the federal provision to return true-up and miscellaneous items of (2.0)% and (0.6)%, respectively. The (0.6)% of Other, net in fiscal year 2021 does not include the rate impact of any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2022	2021

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$5,267	$8,523
Net operating loss carryforwards	153,190	145,823
Tax credit carryforwards	37,664	37,433
Capital loss carryforwards	5,338	14,179
Deferred franchise fees	8,694	10,153
Operating lease liabilities	124,905	154,255
Other (1)	17,542	12,608
Subtotal	352,600	382,974
Valuation allowance (1)	(201,731)	(192,522)
Total deferred tax assets	$150,869	$190,452

Deferred tax liabilities:
Goodwill and intangibles	$(33,466)	$(43,375)
Operating lease assets	(123,333)	(150,573)
Other	(5,049)	(7,154)
Total deferred tax liabilities	(161,848)	(201,102)
Net deferred tax liability	$(10,979)	$(10,650)
_______________________________________________________________________________
(1)The $17.5 million of Other in fiscal year 2022 includes $5.3 million of deferred tax assets with a corresponding valuation allowance of the same amount related to discontinued operations.
Significant components of the valuation allowance which occurred during fiscal year 2022 are as follows:
•The Company determined that it no longer had sufficient U.S. state indefinite-lived taxable temporary differences to support realization of its U.S. state indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate state indefinite-lived NOLs. As a result, the Company recorded a $4.1 million valuation allowance on its U.S. state indefinite-lived deferred tax assets.
Significant components of the valuation allowance which occurred during fiscal year 2021 are as follows:
•The Company recognized a tax loss on its investment in Luxembourg and established a corresponding valuation allowance of $34.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At June 30, 2022, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $116.8, $28.1, $7.8 and $0.5 million, respectively. The Company's federal loss carryforward consists of $27.3 million that will expire from fiscal years 2034 to 2038 and $89.5 million that has no expiration. The state loss carryforwards consist of $24.4 million that will expire from fiscal years 2023 to 2042 and $3.7 million that has no expiration. The Canada loss carryforward will expire from fiscal years 2036 to 2042. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $37.7 million primarily consists of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2042.
The Company's capital loss carryforward of $5.3 million will expire in fiscal year 2025.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $7.8 million of undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg, as well as states, cities, and provinces within these jurisdictions. The Company is no longer subject to Internal Revenue Service examinations for years before 2014. With limited exceptions, the Company is no longer subject to state and international income tax examination by tax authorities for years before 2012.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$13,858	$14,045
Additions based on tax positions related to the current year, primarily salon vendition activity and tax positions related to a capital loss	8,636	292
Additions based on tax positions of prior years	81	50
Reductions on tax positions related to the expiration of the statute of limitations	(402)	(529)
Balance at end of period	$22,173	$13,858
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $1.0 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During each of the fiscal years 2022 and 2021, the Company recorded interest and penalties of approximately $0.2 million as reductions to the accrual, net of the respective reversal of previously accrued interest and penalties. As of June 30, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.7 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $14.0 million or when 4.6 million shares registered under the SEC for issuance under the plan have been purchased. As of June 30, 2022, the Company's cumulative contributions to the ESPP totaled $11.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2022	2021

	(Dollars in thousands)
Current portion (included in accrued expenses)	$303	$1,660
Long-term portion (included in other non-current liabilities)	2,320	3,115
Total	$2,623	$4,775
The accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.7 and $0.3 million at June 30, 2022 and 2021, respectively.
Additionally, the Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expense on the Consolidated Statement of Operations totaled $0.5 and $0.4 million for fiscal years 2022 and 2021, respectively. The fair value of the related obligations totaled $2.3 and $2.3 million at June 30, 2022 and 2021, respectively, with $0.5 million within accrued expenses at June 30, 2022 and 2021, and the remainder included in other non-current liabilities in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.     EARNINGS PER SHARE
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), outstanding stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. As the Company is in a net loss position, basic earnings per share is equivalent to dilutive earnings per share.
For fiscal years 2022 and 2021, 608,503 and 636,310 of common stock equivalents of dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Years
	2022	2021

Equity-based compensation awards	2,269,335	2,322,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting, provides for the granting of nonqualified stock options (SOs), equity-based stock appreciation rights and cash-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs), to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 3,818,895 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and SOs). As of June 30, 2022, a maximum of 2,793,494 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018 Plan generally include various acceleration terms, including upon retirement for participants aged 62 years or older or who are aged 55 years or older and have 15 years of continuous service.
The Company also has outstanding awards under the 2016 Long Term Incentive Plan (the 2016 Plan), although the 2016 Plan terminated in October 2018 and no additional awards have since been or will be made under the 2016 Plan. The 2016 Plan provided for the granting of SARs, restricted stock awards (RSAs), RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
The Company also has outstanding awards under the Amended and Restated 2004 Long Term Incentive Plan (the 2004 Plan), although the 2004 Plan terminated in October 2016 and no additional awards have since been or will be made under the 2004 Plan. The 2004 Plan provided for the granting of nonqualified SOs, SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
Under the 2018 Plan, 2016 Plan and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant. The fair value of cash-settled SARs granted in fiscal year 2022 are re-valued on a quarterly basis.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2022 and 2021 were as follows (1):

	Fiscal Years
	2022	2021

SARs	$2.56	$—
SOs	1.82	2.89
RSUs	2.69	7.15
PSUs	—	5.83
_______________________________________________________________________________
(1)The fair value of cash-settled SARs granted are estimated on the date of grant using a Black-Scholes valuation model, with the fair value recalculated on a quarterly basis. The fair value of market-based SOs granted are estimated on the date of grant using either a Monte Carlo valuation model or a Black-Scholes valuation model. The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2022 and 2021 were as follows:

Fiscal Years
	2022	2021

Risk-free interest rate	1.25 - 3.04%	0.16 - 0.78%
Expected volatility	58.3 - 64.5%	44.9 - 66.8%
Expected dividend yield	—%	—%
Expected term of share options	6.1 - 7.7 years	7.0 years
The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the market-based SARs, SOs, RSUs and PSUs granted. Expected volatility is established based on historical volatility of the Company's stock price. The Company uses historical data to estimate pre-vesting forfeiture rates. The expected term is based on a review of historical exercise experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2022	2021

	(Dollars in thousands)
SARs & SOs (1)	$(241)	$456
RSUs & PSUs	1,575	2,798
Total stock-based compensation expense (recorded in general and administrative)	1,334	3,254
Less: Income tax benefit (2)	—	—
Total stock-based compensation expense, net of tax	$1,334	$3,254
_______________________________________________________________________________
(1)A benefit was recognized in fiscal year 2022 due to forfeiture of SARs and SOs.
(2)Federal statutory income tax rate utilized of 0% due to a valuation allowance in fiscal years 2022 and 2021.
Stock Appreciation Rights:
SARs granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five year period on each of the annual grant date anniversaries and expire 10 years from the grant date. SARs granted in fiscal year 2022 were awarded to the Company's executives and are liability-classified awards that vest 20%, 20%, and 60% over a three-year period and are revalued on a quarterly basis. SARs granted before fiscal year 2022 vest ratably over a three year period with the exception of the April 2017 grant to the former Chief Executive Officer, which vested in full after two years.
Activity for all the Company's outstanding SARs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs

Outstanding balance at June 30, 2021	1,041	$11.32
Granted	600	2.56
Forfeited/Expired	(30)	16.95
Exercised	—	—
Outstanding balance at June 30, 2022	1,611	$7.95	6.50	$(11,068)
Exercisable at June 30, 2022	1,011	$11.15	4.78	$(10,181)
Unvested awards, net of estimated forfeitures	466	$2.56	9.40	$(690)
As of June 30, 2022, there was $0.2 million of unrecognized expense related to SARs that is to be recognized over a weighted average period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options:
SOs granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five year period on each of the annual grant date anniversaries and expire 10 years from the grant date. The SOs granted during fiscal year 2022 were awarded to the Company's executives and vest 20%, 20%, and 60% over a three-year period.
Activity for all the Company's outstanding SOs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SOs

Outstanding balance at June 30, 2021	1,459	$6.53
Granted	1,505	1.82
Forfeited/Expired	(1,469)	6.50
Exercised	—	—
Outstanding balance at June 30, 2022	1,495	$1.81	9.66	$(1,091)
Exercisable at June 30, 2022	—	$—	—	$—
Unvested awards, net of estimated forfeitures	1,079	$1.84	9.66	$(820)
As of June 30, 2022, there was $1.0 million of unrecognized expense related to SOs that is to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units:
RSUs granted to employees under the 2018 Plan, 2016 Plan and 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date, vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a one, three or five year period subsequent to the grant date. RSUs granted to non-employee directors under the 2018 Plan, 2016 Plan and 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends. RSUs granted in fiscal year 2022 were issued under the Company's matching program, as well as to the Company's Board members.
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2021	1,175	$10.30
Granted	828	2.69
Forfeited	(437)	6.44
Vested	(659)	8.84
Outstanding balance at June 30, 2022	907	$6.27	$980
Vested at June 30, 2022	413	$8.73	$446
Unvested awards, net of estimated forfeitures	310	$4.59	$335
As of June 30, 2022, there was $1.0 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period, typically three years. There were no PSUs granted in fiscal year 2022.
Activity for all the Company's PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	PSUs

Outstanding balance at June 30, 2021	164	$12.56
Granted	—	—
Forfeited	(90)	13.68
Vested	—	—
Outstanding balance at June 30, 2022	74	$9.82	$80
Vested at June 30, 2022	—	$—	$—
Unvested awards, net of estimated forfeitures	62	$9.20	$67
There was $0.3 million of total unrecognized compensation expense related to the unvested awards to be recognized over 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SHAREHOLDERS' (DEFICIT) EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
Share Issuance Program:
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During fiscal year 2022, the Company received gross proceeds of $38.4 million related to the "at-the-market" offering and paid fees to sales agents and other fees of $1.2 million. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. As of June 30, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2022	2021

	(Dollars in thousands)
Foreign currency translation	$8,732	$9,279
Unrealized gain on deferred compensation contracts	723	264
Accumulated other comprehensive income	$9,455	$9,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Franchise reportable operating segment is comprised of 5,395 franchised salons located mainly in strip center locations and Walmart. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the U.S., Puerto Rico and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The Company-owned salons reportable operating segment is comprised of 105 company-owned salons located mainly in strip center locations and Walmart. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the United States and Canada are generally within the Company-owned salons segment.
Financial information concerning the Company's reportable operating segments is shown in the following table:

	For the Year Ended June 30, 2022
	Franchise	Company - owned	Consolidated (1)

	(Dollars in thousands)
Revenues:
Royalties	$65,753	$—	$65,753
Fees	11,587	—	11,587
Product sales to franchisees	15,072	—	15,072
Advertising fund contributions	32,573	—	32,573
Franchise rental income	130,777	—	130,777
Company-owned salon revenue	—	20,205	20,205
Total revenue	255,762	20,205	275,967

Operating expenses:
Cost of product sales to franchisees	17,391	—	17,391
Inventory reserve (1)	—	—	7,655
General and administrative	62,816	2,458	65,274
Rent	5,498	3,859	9,357
Advertising fund expense	32,573	—	32,573
Franchise rent expense	130,777	—	130,777
Company-owned salon expense	—	21,952	21,952
Depreciation and amortization	4,913	1,311	6,224
Long-lived asset impairment	450	92	542
Goodwill impairment	13,120	—	13,120
Total operating expenses	267,538	29,672	304,865
Operating loss	$(11,776)	$(9,467)	$(28,898)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2021
	Franchise	Company - owned	Consolidated

	(Dollars in thousands)
Revenues:
Royalties	$52,357	$—	$52,357
Fees	10,215	—	10,215
Product sales to franchisees	56,699	—	56,699
Advertising fund contributions	22,023	—	22,023
Franchise rental income	127,392	—	127,392
Company-owned salon revenue	—	142,965	142,965
Total revenue	268,686	142,965	411,651

Operating expenses:
Cost of product sales to franchisees	43,756	—	43,756
General and administrative	87,493	8,934	96,427
Rent	4,922	35,832	40,754
Advertising fund expense	22,023	—	22,023
Franchise rent expense	127,392	—	127,392
Company-owned salon expense	—	141,204	141,204
Depreciation and amortization	7,019	14,730	21,749
Long-lived asset impairment	726	12,297	13,023
Total operating expenses	293,331	212,997	506,328
Operating loss	$(24,645)	$(70,032)	$(94,677)
The Company's CODM does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2022		2021
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$249,285	$12,808	$380,506	$16,807
Other countries	26,682	27	31,145	99
Total	$275,967	$12,835	$411,651	$16,906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     SUBSEQUENT EVENT:
On August 12, 2022, the Company amended its credit agreement. The amendment, among other things, converts $180.0 million of the existing $295.0 million revolving credit facility to a new term loan, reduces commitments under the revolving credit facility to $55.0 million, and extends the term of the credit facility from March 26, 2023 to August 31, 2025, with no scheduled amortization prior to maturity.
The Company's obligations will continue to be guaranteed by certain of its subsidiaries and secured by substantially all real and personal property of the Company and such subsidiaries.
The amendment replaces the current utilization-based interest rate margins applicable to borrowings with a margin that is subject to annual increases. The margin applicable to term SOFR loans will initially be 3.875%. Effective March 27, 2023, the margin will increase to 6.25%, of which 4.25% will be paid currently in cash and 2.00% will be PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans.
The amendment also eliminates the $115.0 million incremental loan facility; requires the Company to prepay the credit facilities each quarter in an amount equal to 75% to 100% of its excess cash flow (as defined in the agreement, if any); reduces the threshold for prepayment due to excess cash on hand from $100.0 million to $15.0 million; reduces the existing minimum liquidity covenant from $75.0 million to $10.0 million; and includes new financial covenants regarding minimum EBITDA, maximum leverage and minimum fixed charge coverage.
Upon closing the agreement, the Company paid $4.9 million of fees and other costs.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal controls over financial reporting were effective as of June 30, 2022 based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company will be set forth in the sections titled "Item 1—Election of Directors" of the Company's 2022 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Information About Our Executive Officers" in Item 1 of this Annual Report on this Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2022 Proxy Statement, and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies and Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. Copies are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 3701 Wayzata Boulevard, Suite 500, Minneapolis, Minnesota 55416.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," "Fiscal 2022 Director Compensation Table," and "CEO Pay Ratio" of the Company's 2022 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2022 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2022 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2022 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) All financial statements:
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
(2) Financial statement schedules:
All financial statement schedules are omitted as the required information is inapplicable, not required, or the information is presented in the consolidated financial statements or related notes.
(3) Exhibits:
The exhibits listed in the accompanying index are filed as part of this report. Except where otherwise indicated below, the SEC file number for each report and registration statement from which the exhibits are incorporated by reference is 1-12725.

Exhibit Number	Description

2.1
Portfolio Transfer Agreement (United States), dated December 30, 2019, between Regis Corp. and The Beautiful Group Management, LLC., The Beautiful Group, LLC, The Beautiful Group Ventures, LLC, The Beautiful Group Ventures USA, LLC, and TBG IP Holder, LLC. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on December 31, 2019.)

2.2
Portfolio Transfer Agreement (Canada), dated December 30, 2019, between Regis Holdings (Canada), Ltd. and The Beautiful Group Salons (Canada) Ltd. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on December 31, 2019.)

2.3
Asset Purchase Agreement, dated June 9, 2022, among the Company, Fremont Software, LLC, The Barbers, Hairstyling for Men & Women, Inc., Roosters MGC International LLC, Regis Holdings (Canada), Ltd., Magicuts, Ltd., First Choice Haircutters, Ltd., Cutco Acquisition Corp., RPC Acquisition Corp., Supercuts, Inc., and Soham Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 10, 2022).

3.1	2020 Restated Articles of Incorporation of Regis Corporation. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 8, 2020.)
3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 8, 2020.)
4.1	Description of the Company's Securities. (Incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K filed on August 27, 2019.)
10.1*
Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008, between the Company and Fidelity Management Trust Company. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q filed February 9, 2009.)

10.2*	The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K filed on August 29, 2007.)
10.3*	Amendment to the adoption agreement for the Regis Corporation Executive Retirement Savings Plan, effective January 1, 2016.
10.4*	Offer Letter, dated September 4, 2020, between the Company and Felipe A. Athayde. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2020.)
10.5*
Non-Compete, Non-Disclosure, Non-Solicitation and Non-Hire Agreement, dated September 4, 2020, between the Company and Felipe A. Athayde. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 8, 2020.)

10.6*
Restricted Stock Unit Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K filed on August 26, 2021.)

10.7*
Matching Stock Option Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde. (Incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K filed on August 26, 2021.)

10.8*
Stock Option Agreement, dated October 5, 2020, between the Company and Felipe A. Athayde. (Incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K filed on August 26, 2021.)

10.9*
Employment Agreement dated December 1, 2014, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K filed on August 31, 2020.)

10.10*
Restricted Stock Unit Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K filed on August 26, 2021.)

10.11*
Performance Units Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on From 10-K filed on August 26, 2021.)

10.12*	Form of Restricted Stock Unit Agreement (Fiscal 2021 Executive Grants). Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K filed on August 26, 2021.)
10.13*
Regis Corporation Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10.14*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10.15*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)
10.16*	Form of Stock Appreciation Right Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)
10.17*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10.18*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated effective October 18, 2016. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10.19*	Senior Executive Severance Policy, dated May 18, 2020. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on June 18, 2020.)
10.20
Amendment No. 6 to Credit Agreement, dated as of August 12, 2022, by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 15, 2022.)

10.21*	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)
10.22*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2017 Non-Employee Director Grants).
10.23*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Non-Employee Director Grants).
10.24*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)
10.25*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 30, 2019.)

10.26*
Regis Corporation Stock Purchase and Matching RSU Program, as amended and restated effective March 20, 2019. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10.27*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10.28
Second US and Canada Omnibus Settlement Agreement, dated June 27, 2019, among Regis Corp., Regis, Inc., Regis Holdings (Canada), Ltd., and The Barbers, Hairstyling for Men & Women, Inc., The Beautiful Group Management, LLC, The Beautiful Group Salons (Canada) Ltd., The Beautiful Group Holdings, LLC, Archetype Capital Group, LLC, The Beautiful Group Ventures, LLC (f/k/a The Beautiful Group Real Estate, LLC), TBG IP Holder, LLC, and Regent Companies, LLC. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 3, 2019.)

10.29
Open Market Sale Agreement, dated February 3, 2021, between the Company and Jefferies LLC. (Incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 (No. 333-252700) filed on February 4, 2021.)

10.30*	Form of Stock Option Award Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)
10.31*	Form of Cash-Settled SAR Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)

10.32*	Offer Letter, dated December 22, 2021, between the Company and Matthew Doctor. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on February 3, 2022.)
10.33*	Offer Letter, dated December 22, 2021, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on February 3, 2022.)
10.34*
Offer Letter, Non-Compete, Non-Disclosure, Non-Solicitation and Non-Hire Agreement, dated May 4, 2022, between the Company and Matthew Doctor. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 5, 2022).

21	List of Subsidiaries of the Company.
23	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2022, formatted in iXBRL (included as Exhibit 101).
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

REGIS CORPORATION
By	/s/ MATTHEW DOCTOR
Matthew Doctor, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID J. GRISSEN
David J. Grissen, Chairman of the Board of Directors	Date: August 22, 2022

/s/ LOCKIE ANDREWS
Lockie Andrews, Director	Date: August 22, 2022

/s/ MATTHEW DOCTOR
Matthew Doctor, Director	Date: August 22, 2022

/s/ MARK LIGHT
Mark Light, Director	Date: August 22, 2022

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: August 22, 2022

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 22, 2022

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 22, 2022