Form 10-Q
period 2022-09-30
REGIS CORP
filed 2022-11-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 25, 2022: 45,536,525

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2022	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$9,505	$17,041
Receivables, net	12,999	14,531
Inventories, net	5,127	3,109
Other current assets	15,730	13,984
Total current assets	43,361	48,665

Property and equipment, net	12,070	12,835
Goodwill (Note 1)	173,057	174,360
Other intangibles, net	2,975	3,226
Right of use asset (Note 8)	461,579	493,749
Other assets	28,976	36,465
Total assets	$722,018	$769,300

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,080	$15,860
Accrued expenses	28,980	33,784
Short-term lease liability (Note 8)	98,270	103,196
Total current liabilities	143,330	152,840

Long-term debt, net (Note 9)	171,879	179,994
Long-term lease liability (Note 8)	379,915	408,445
Other non-current liabilities	56,754	58,974
Total liabilities	751,878	800,253
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 45,536,525 and 45,510,245 common shares at September 30, 2022 and June 30, 2022, respectively	2,277	2,276
Additional paid-in capital	63,044	62,562
Accumulated other comprehensive income	8,597	9,455
Accumulated deficit	(103,778)	(105,246)
Total shareholders' deficit	(29,860)	(30,953)
Total liabilities and shareholders' deficit	$722,018	$769,300
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2022 And 2021
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021

Revenues:
Royalties	$17,180	$16,602
Fees	2,553	2,327
Product sales to franchisees	443	8,008
Advertising fund contributions	8,251	8,114
Franchise rental income (Note 8)	30,330	33,762
Company-owned salon revenue	3,114	8,005
Total revenue	61,871	76,818
Operating expenses:
Cost of product sales to franchisees	470	7,648
General and administrative	14,361	20,784
Rent (Note 8)	1,753	1,747
Advertising fund expense	8,251	8,114
Franchise rent expense	30,330	33,762
Company-owned salon expense (1)	2,985	7,945
Depreciation and amortization	1,251	1,539
Long-lived asset impairment	—	163
Total operating expenses	59,401	81,702

Operating income (loss)	2,470	(4,884)

Other expense:
Interest expense	(3,817)	(3,127)
Loss from sale of salon assets to franchisees, net	—	(1,080)
Other, net	(463)	(239)

Loss from operations before income taxes	(1,810)	(9,330)

Income tax (expense) benefit	(28)	48

Loss from continuing operations	(1,838)	(9,282)

Income (loss) from discontinued operations (Note 3)	3,306	(1,096)

Net income (loss)	$1,468	$(10,378)

Net income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(0.04)	$(0.25)
Income (loss) from discontinued operations	0.07	(0.03)
Net income (loss) per share, basic and diluted (2)	$0.03	$(0.28)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,054	36,850
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For The Three Months Ended September 30, 2022 And 2021
(Dollars in thousands)

	Three Months Ended September 30,
	2022	2021

Net income (loss)	$1,468	$(10,378)
Foreign currency translation adjustments	(858)	(474)
Comprehensive income (loss)	$610	$(10,852)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)
For The Three Months Ended September 30, 2022 And 2021
(Dollars in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
Net income	—	—	—	—	1,468	1,468
Foreign currency translation	—	—	—	(858)	—	(858)
Stock-based compensation	—	—	496	—	—	496
Net restricted stock activity	26,280	1	(14)	—	—	(13)
Balance, September 30, 2022	45,536,525	$2,277	$63,044	$8,597	$(103,778)	$(29,860)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(10,378)	(10,378)
Foreign currency translation	—	—	—	(474)	—	(474)
Issuance of common stock, net of offering costs	8,072,304	404	31,789	—	—	32,193
Stock-based compensation	—	—	1,678	—	—	1,678
Net restricted stock activity	96,341	4	(259)	—	—	(255)
Balance, September 30, 2021	43,964,489	$2,198	$58,310	$9,069	$(29,767)	$39,810
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2022 And 2021
(Dollars in thousands)

	Three Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$1,468	$(10,378)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from sale of OSP (Note 3)	(3,927)	—
Depreciation and amortization	1,035	1,574
Long-lived asset impairment	—	163
Deferred income taxes	28	(258)
Loss from sale of salon assets to franchisees, net	—	1,080
Stock-based compensation	531	1,678
Amortization of debt discount and financing costs	648	460
Other non-cash items affecting earnings	481	232
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(5,321)	(6,805)
Net cash used in operating activities	(5,057)	(12,254)

Cash flows from investing activities:
Capital expenditures	(184)	(1,524)
Net proceeds from sale of OSP	3,500	—
Net cash provided by (used in) investing activities	3,316	(1,524)

Cash flows from financing activities:
Borrowings on credit facility	6,357	10,000
Repayments of long-term debt	(5,801)	(1,106)
Debt refinancing fees	(4,341)	—
Proceeds from issuance of common stock, net of offering costs	—	32,193
Taxes paid for shares withheld	(13)	(255)
Net cash (used in) provided by financing activities	(3,798)	40,832

Effect of exchange rate changes on cash and cash equivalents	(166)	(148)

(Decrease) increase in cash, cash equivalents, and restricted cash	(5,705)	26,906

Cash, cash equivalents and restricted cash:
Beginning of period	27,464	29,152
End of period	$21,759	$56,058
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2022 and for the three months ended September 30, 2022 and 2021, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2022 and its consolidated results of operations, comprehensive income (loss), shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2022 and other documents filed or furnished with the SEC during the current fiscal year.
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. The Company exited its distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold and continues to sell inventory at discounts. The inventory valuation reserve as of September 30, 2022 and June 30, 2022 was $0.9 and $1.9 million, respectively.
Goodwill:
As of September 30, 2022 and June 30, 2022, the Franchise reporting unit had $173.1 and $174.4 million, respectively, of goodwill. The change in goodwill for the three months ended September 30, 2022 is due to foreign currency translation. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2022.
Depreciation:
Depreciation expense in the three months ended September 30, 2022 and 2021 include $0.2 and $0.3 million, respectively, of asset retirement obligations, which are cash expenses.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statement of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and is then recognized over the term of the franchise agreement, which is typically 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales to franchisees and other partners are recorded at the time product is delivered to the franchisee.
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	September 30, 2022	June 30, 2022	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$8,675	$10,263	Receivables, net
Broker fees	14,765	15,592	Other assets

Deferred revenue:
Current
Gift card liability	$1,951	$2,037	Accrued expenses
Deferred franchise fees open salons	5,674	5,770	Accrued expenses
Total current deferred revenue	$7,625	$7,807
Non-current
Deferred franchise fees unopened salons	$3,107	$3,211	Other non-current liabilities
Deferred franchise fees open salons	25,391	26,827	Other non-current liabilities
Total non-current deferred revenue	$28,498	$30,038

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, rent, product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. The following table is a rollforward of the allowance for doubtful accounts for the period:

	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)

Balance at beginning of period	$6,559	$7,774
Provision for doubtful accounts	461	237
Provision for franchisee rent (1)	19	364
Reclass of accrued rent (2)	60	396
Write-offs	(725)	(102)
Balance at end of period	$6,374	$8,669
_______________________________________________________________________________
(1)The provision for franchisee rent is recognized as rent in the unaudited Condensed Consolidated Statement of Operations.
(2)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2021. The amounts billed in fiscal year 2023 and 2022 and the related accrual were reclassified to allowance for doubtful accounts.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)

Balance at beginning of period	$15,592	$19,254
Additions	—	25
Amortization	(827)	(862)
Write-offs	—	(145)
Balance at end of period	$14,765	$18,272
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2022 and 2021 was $1.5 and $1.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2022 is as follows (in thousands):

Remainder of 2023	$4,255
2024	5,447
2025	5,064
2026	4,594
2027	4,132
Thereafter	7,573
Total	$31,065

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. for a purchase price of $20.0 million in cash plus up to an additional $19.0 million in cash contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. The Company received $13.0 million in proceeds in June 2022 and an additional $4.0 million in the first quarter of fiscal year 2023. The remaining $3.0 million of the purchase price is subject to holdbacks including $1.0 million which is payable once the Company ends its arrangement with ProPoint in December 2022 and $2.0 million of proceeds held back until general indemnity provisions are satisfied within 18 months from closing. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. Discontinued operations is included in the Franchise segment in the Consolidated Statement of Operations for all periods presented. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended September 30,
	2022	2021
	(Dollars in thousands)

Discontinued operations:
Fees	$(226)	$938
Cost of product sales to franchisees	—	(464)
General and administrative	(27)	(1,005)
Rent	(368)	(56)
Depreciation and amortization	—	(330)
Interest expense	—	(179)
Gain from sale of OSP	3,927	—
Gain (loss) from OSP discontinued operations	$3,306	$(1,096)

4.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three months ended September 30, 2022, the Company granted various equity awards including stock options and stock appreciation rights as follows:

Three Months Ended September 30, 2022

Stock options (SOs)	985,000
Stock appreciation rights (SARs)	600,000
The SOs and SARs granted during the three months ended September 30, 2022 vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.5 and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2022, the Company did not issue any shares. During the three months ended September 30, 2021, the Company issued 8.1 million shares and received net proceeds of $32.2 million. On September 29, 2021, the Company sold 1.2 million shares for net proceeds of $5.0 million, which settled on October 1, 2021. As of September 30, 2022, $11.6 million remains under the prospectus supplement, which equates to 11.5 million shares based on the share price as of September 30, 2022.

5.     INCOME TAXES:
 A summary of income tax (expense) benefit and corresponding effective tax rates is as follows:

	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)

Income tax (expense) benefit	$(28)	$48
Effective tax rate	(1.5%)	0.5%
The recorded tax provision and effective tax rates for the three months ended September 30, 2022 and 2021 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA contains a number of tax related provisions, including a 15% minimum corporate income tax on certain large corporations, as well as an excise tax on stock repurchases. The Company has evaluated the IRA and does not expect it to have a material impact on the Company's consolidated financial statements.
With limited exceptions, due to net operating loss carryforwards, our federal, state and foreign tax returns are open to examination for all years since 2014, 2012 and 2016, respectively.

6.     COMMITMENTS AND CONTINGENCIES:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of nonpayment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with and may continue to face allegations of purported class-wide consumer and wage and hour violations.
During the three months ended September 30, 2022, the Company recorded $0.5 million of expense related to litigation, and $0.5 million was paid during the period.
The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement through December 31, 2022. As of September 30, 2022, the Company had $0.5 million remaining to pay.
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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash Flows:

	September 30, 2022	June 30, 2022

	(Dollars in thousands)

Cash and cash equivalents	$9,505	$17,041
Restricted cash, included in other current assets (1)	12,254	10,423
Total cash, cash equivalents and restricted cash	$21,759	$27,464
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs.

8.    LEASES:
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

	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)

Office and warehouse rent	$872	$1,613
Lease termination expense (1)	458	1,340
Lease liability benefit (2)	(602)	(2,431)
Franchise salon rent (3)	(53)	329
Company-owned salon rent	1,078	896
Total	$1,753	$1,747
_______________________________________________________________________________
(1)During the three months ended September 30, 2022, the Company incurred costs of $0.5 million to exit salons before the lease end date in order to relieve the Company of future lease obligations. For the three months ended September 30, 2021, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.4 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)Franchise salon rent in fiscal year 2023 includes the benefit of incurring less cost to terminate a lease than estimated.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2022 and 2021, franchise rental income and franchise rent expense were $30.3 and $33.8 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew SmartStyle and some franchise leases upon expiration. Other leases are expected to be renewed by the franchisee upon expiration.

All the Company's leases are operating leases. The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. Expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.89 and 6.02 years and the weighted average discount rate was 4.29% and 4.25% for all salon operating leases as of September 30, 2022 and June 30, 2022, respectively.
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2023 and 2022 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
In the three months ended September 30, 2022, the Company did not recognize a long-lived asset impairment charge related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. In the three months ended September 30, 2021, the Company recognized a long-lived asset impairment charge of $0.2 million, which included $0.1 million related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of September 30, 2022, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2023	$84,843	$2,245	$1,641	$88,729	$(84,843)	$3,886
2024	100,949	1,809	1,301	104,059	(100,949)	3,110
2025	84,593	636	1,334	86,563	(84,593)	1,970
2026	71,111	314	1,367	72,792	(71,111)	1,681
2027	60,718	79	1,401	62,198	(60,718)	1,480
Thereafter	122,790	106	4,417	127,313	(122,790)	4,523
Total future obligations	$525,004	$5,189	$11,461	$541,654	$(525,004)	$16,650
Less amounts representing interest	61,640	230	1,599	63,469
Present value of lease liabilities	$463,364	$4,959	$9,862	$478,185
Less current lease liabilities	93,915	2,760	1,595	98,270
Long-term lease liabilities	$369,449	$2,199	$8,267	$379,915

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	September 30, 2022	September 30, 2022	June 30, 2022

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	6.74%	$175,550	$—
Deferred financing fees			(8,671)	—
Term loan, net			$166,879	$—
Revolving credit facility	2026	6.61%	5,000	179,994
Total long-term debt, net			$171,879	$179,994
In August of 2022, the Company amended its credit agreement. The amendment, among other things, converted $180.0 million of the previous $295.0 million revolving credit facility to a new term loan, reduced commitments under the revolving credit facility to $55.0 million, and extended the term of the credit facility from March 26, 2023 to August 31, 2025, with no scheduled amortization prior to maturity. The amendment is accounted for as a modification of debt and any unamortized financing fees that existed at the date of the amendment and new financing fees incurred are amortized through the extended term of the credit facility. At September 30, 2022, the Company had outstanding standby letters of credit under the revolving credit facility of $11.8 million, primarily related to the Company's self-insurance program. As of September 30, 2022, total liquidity and available credit under the revolving credit facility, as defined by the agreement, are $47.8 and $38.3 million, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $9.5 million and current liabilities of $143.3 million. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term SOFR loans is currently 3.875%. Effective March 27, 2023, the margin will increase to 6.25%, of which 4.25% will be paid currently in cash and 2.00% will be PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. The agreement contains typical provisions and financial covenants regarding minimum EBITDA, maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. The Company was in compliance with all covenants and other requirements of the financing arrangements as of September 30, 2022.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2022 and June 30, 2022, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 3,211,485 and 2,769,743 of stock-based awards during the three months ended September 30, 2022 and 2021, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	September 30, 2022	June 30, 2022

FRANCHISE SALONS:
Supercuts	2,233	2,264
SmartStyle/Cost Cutters in Walmart Stores	1,625	1,646
Portfolio Brands	1,325	1,344
Total North American salons	5,183	5,254
Total International salons (1)	140	141
Total Franchise salons	5,323	5,395
as a percent of total Franchise and Company-owned salons	98.2%	98.1%

COMPANY-OWNED SALONS:
Supercuts	15	18
SmartStyle/Cost Cutters in Walmart Stores	49	49
Portfolio Brands	31	38
Total Company-owned salons	95	105
as a percent of total Franchise and Company-owned salons	1.8%	1.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	76

Grand Total, System-wide	5,494	5,576
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of September 30, 2022, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of Supercuts®, SmartStyle®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the following tables:

	Three Months Ended September 30, 2022
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$17,180	$—	$17,180
Fees	2,553	—	2,553
Product sales to franchisees	443	—	443
Advertising fund contributions	8,251	—	8,251
Franchise rental income	30,330	—	30,330
Company-owned salon revenue	—	3,114	3,114
Total revenue	58,757	3,114	61,871

Operating expenses:
Cost of product sales to franchisees	470	—	470
General and administrative	14,182	179	14,361
Rent	509	1,244	1,753
Advertising fund expense	8,251	—	8,251
Franchise rent expense	30,330	—	30,330
Company-owned salon expense	—	2,985	2,985
Depreciation and amortization	950	301	1,251
Total operating expenses	54,692	4,709	59,401
Operating income (loss)	$4,065	$(1,595)	$2,470

	Three Months Ended September 30, 2021
	Franchise	Company-owned	Consolidated

	(Dollars in thousands)

Revenues:
Royalties	$16,602	$—	$16,602
Fees	2,327	—	2,327
Product sales to franchisees	8,008	—	8,008
Advertising fund contributions	8,114	—	8,114
Franchise rental income	33,762	—	33,762
Company-owned salon revenue	—	8,005	8,005
Total revenue	68,813	8,005	76,818

Operating expenses:
Cost of product sales to franchisees	7,648	—	7,648
General and administrative	20,238	546	20,784
Rent	1,621	126	1,747
Advertising fund expense	8,114	—	8,114
Franchise rent expense	33,762	—	33,762
Company-owned salon expense	—	7,945	7,945
Depreciation and amortization	1,293	246	1,539
Long-lived asset impairment	—	163	163
Total operating expenses	72,676	9,026	81,702
Operating loss	$(3,863)	$(1,021)	$(4,884)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2022 Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
MANAGEMENT'S OVERVIEW
Regis Corporation (NYSE:RGS) is a leader in the beauty salon industry. As of September 30, 2022, the Company franchised, owned or held ownership interests in 5,494 worldwide locations. Our locations consisted of 5,418 system-wide North American and international salons, and 76 locations in which we maintained a non-controlling ownership interest less than 100 percent. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. Regis maintains an ownership interest in Empire Education Group in the U.S. As of September 30, 2022, the Company had 608 employees worldwide.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing brands, and in line with its capital-light business, the Company adopted a new merchandise strategy to shift its product business from a wholesale model to a third-party distribution model. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company will receive a rebate from the third-party distributors which is included in fees on the interim unaudited Condensed Consolidated Statement of Operations. As a result of the change, product sales to franchisees will continue to decrease and are expected to provide less revenue and costs in fiscal year 2023 as compared to prior year.
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
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2022 Annual Report on Form 10-K, as well as Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill and the valuation and estimated useful lives of long-lived assets are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under "Critical Accounting Policies" in Part II, Item 7 of our June 30, 2022 Annual Report on Form 10-K. Our policies related to revenue recognition guidance can be found in Note 2 to the unaudited Condensed Consolidated Financial Statements.

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
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended September 30,
	2022	2021

Supercuts	8.9%	30.5%
SmartStyle	(3.2)	17.0
Portfolio Brands	3.6	18.5
Consolidated system-wide same-store sales (1)	4.5%	23.2%
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

	Three Months Ended September 30,
	2022	2021	2022	2021	2022

	($ in millions)		% of Total Revenues (1) (2)		Increase (Decrease) (1)

Royalties	$17.2	$16.6	27.9%	21.7%	620
Fees	2.6	2.3	4.2	3.0	120
Product sales to franchisees	0.4	8.0	0.6	10.4	(980)
Advertising fund contributions	8.3	8.1	13.4	10.5	290
Franchise rental income	30.3	33.8	48.9	44.0	490
Company-owned salon revenue	3.1	8.0	5.0	10.4	(540)

Cost of product sales to franchisees	0.5	7.6	125.0	95.0	3,000
General and administrative	14.4	20.8	23.3	27.1	(380)
Rent	1.8	1.7	2.9	2.2	70
Advertising fund expense	8.3	8.1	13.4	10.5	290
Franchise rent expense	30.3	33.8	48.9	44.0	490
Company-owned salon expense	3.0	7.9	4.8	10.3	(550)
Depreciation and amortization	1.3	1.5	2.1	2.0	10
Long-lived asset impairment	—	0.2	—	0.3	(30)

Operating income (loss) (3)	2.5	(4.9)	4.0	(6.4)	1,040

Interest expense	(3.8)	(3.1)	(6.1)	(4.0)	(210)
Loss from sale of salon assets to franchisees, net	—	(1.1)	—	(1.4)	140
Other, net	(0.5)	(0.2)	(0.8)	(0.3)	(50)

Income tax (expense) benefit (4)	—	—	(1.5)	0.5	N/A

Income (loss) from discontinued operations	3.3	(1.1)	5.3	(1.4)	670

Net income (loss) (3)	1.5	(10.4)	2.4	(13.5)	1,590
_______________________________________________________________________________
(1)Variances calculated on amounts shown in millions may result in rounding differences.
(2)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(4)Computed as a percent of loss from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Consolidated Revenues
Consolidated revenues are comprised of royalties, fees, advertising fund contributions, product sales to franchisees, franchise rental income and company-owned salon revenue.
Consolidated revenue decreased $14.9 million, or 19.4%, for the three months ended September 30, 2022. Royalty revenue increased $0.6 million in the three months ended September 30, 2022 due to higher average royalty rates. The overall decrease in revenue is due to the decrease in company-owned salon revenue of $4.9 million due primarily to salon closures and to the decline in product sales to franchisees of $7.6 million. During the twelve months ended September 30, 2022, 30 salons were sold to franchisees and 370 and 22 system-wide salons were closed and constructed, respectively (2023 Net Salon Count Changes).
Royalties
During the three months ended September 30, 2022, royalties increased $0.6 million, or 3.6%, primarily due to higher average royalty rates partially offset by a decrease in franchise salon count.
Fees
During the three months ended September 30, 2022, fees increased $0.3 million, or 13.0%, primarily due to the rebate from the Company's third-party distributor, which is a new source of revenue. See Note 2 to the unaudited Condensed Consolidated Financial Statements.
Product Sales to Franchisees
Product sales to franchisees decreased $7.6 million, or 95.0%, during the three months ended September 30, 2022, primarily due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions increased $0.2 million, or 2.5%, during the three months ended September 30, 2022, primarily due to the increase in Supercuts system-wide sales.
Franchise Rental Income
During the three months ended September 30, 2022, franchise rental income decreased $3.5 million, or 10.4%, primarily due to lower franchise salon count.
Company-owned Salon Revenue
During the three months ended September 30, 2022, company-owned salon revenue decreased $4.9 million, or 61.3%, due to the decrease in company-owned salons as a result of a decrease in salon count and a decline in product sales.
Cost of Product Sales to Franchisees
The 3,000 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2022 was primarily due to the Company reducing prices to liquidate distribution center inventory.

General and Administrative
The decrease of $6.4 million, or 30.8%, in general and administrative expense during the three months ended September 30, 2022 was primarily due to lower administrative and field management compensation resulting from headcount reductions and a decrease in expenses associated with the distribution center closures in fiscal year 2022.
Rent
Rent expense did not change significantly year over year. There was a benefit of $1.1 million in fiscal year 2022 related to Canadian COVID-19 rent relief, which was offset by the net reduction in the number of company-owned salons in fiscal year 2023.
Advertising Fund Expense
Advertising fund expense increased $0.2 million, or 2.5%, during the three months ended September 30, 2022, primarily due to the increase in Supercuts system-wide sales.
Franchise Rent Expense
During the three months ended September 30, 2022, franchise rent expense decreased $3.5 million, or 10.4%, primarily due to lower franchise salon count.
Company-owned Salon Expense
Company-owned salon expense for the three months ended September 30, 2022 decreased $4.9 million, or 62.0%, primarily due to the reduction in company-owned salons and a decline in product sales, partially offset by $0.6 million of Canadian wage relief received in fiscal year 2022.
Depreciation and Amortization
The decrease of $0.2 million, or 13.3%, in depreciation and amortization during the three months ended September 30, 2022 was primarily due to lower asset retirement obligations ("white boxing" salons at lease end) and the net reduction in company-owned salon count.
Long-Lived Asset Impairment
In the three months ended September 30, 2022, the Company did not record a long-lived asset impairment charge and in the three months ended September 30, 2021, the Company recorded a long-lived asset impairment charge of $0.2 million. The decrease in long-lived asset impairment was primarily due to more salons being impaired in prior periods.
Interest Expense
The $0.7 million increase in interest expense for the three months ended September 30, 2022 was primarily due to the amortization of fees related to the credit amendment that was signed in the first quarter of fiscal year 2023 and a higher interest rate on outstanding borrowings.
Loss from Sale of Salon Assets to Franchisees, Net
There was one salon sold in the three months ended September 30, 2022 compared to 81 in the three months ended September 30, 2021, which resulted in a $1.1 million decrease in the loss from sale of salon assets to franchisees, net.

Other, Net
The decrease of $0.3 million in other, net during the three months ended September 30, 2022 was primarily due to a higher foreign exchange loss in the three months ended September 30, 2022.
Income Tax (Expense) Benefit
During the three months ended September 30, 2022, the Company recognized tax expense of $0.03 million, with a corresponding effective tax rate of (1.5%), as compared to recognizing a tax benefit of $0.05 million, with a corresponding effective tax rate of 0.5% during the three months ended September 30, 2021. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income (Loss) from Discontinued Operations
In the three months ended September 30, 2022 and 2021, the Company recognized a gain from discontinued operations, net of income taxes of $3.3 million and a loss of $1.1 million, respectively. The gain in fiscal year 2023 is primarily due to receipt of $4.0 million in sales proceeds, which were previously held back. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended September 30,
	2022	2021	Increase (Decrease) (1)

	(Dollars in millions)

Royalties	$17.2	$16.6	$0.6
Fees	2.6	2.3	0.3
Product sales to franchisees	0.4	8.0	(7.6)
Advertising fund contributions	8.3	8.1	0.2
Franchise rental income	30.3	33.8	(3.5)
Total franchise revenue (1)	$58.8	$68.8	$(10.0)

Franchise same-store sales (2)	4.6%	23.7%

Operating income (loss)	$4.1	$(3.9)	$8.0
Total franchise salons	5,323	5,587	(264)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(2)Franchise same-store sales are calculated as the total change in sales for franchise locations that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly franchise same-store sales are the sum of the franchise same-store sales computed on a daily basis. Franchise salons that do not report daily sales are excluded from same-store sales. Franchise same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.
Franchise Revenue
Franchise revenues decreased $10.0 million during the three months ended September 30, 2022. The decrease in franchise salon revenue during the three months ended September 30, 2022 was primarily due to the decrease in product sales to franchisees due to the Company's shift to third-party distributors and franchise rental income. During the twelve months ended September 30, 2022, franchisees purchased 30 salons from the Company and constructed (net of relocations) and closed 21 and 315 franchise salons, respectively.
Franchise Operating Income (Loss)
During the three months ended September 30, 2022, franchise salon operations generated operating income of $4.1 million and generated operating losses of $3.9 million during the three months ended September 30, 2021. Operating income improved primarily due to higher royalty revenue and decreased general and administrative expense and rent.

Company-owned Salons

	Three Months Ended September 30,
	2022	2021	Decrease (1)

	(Dollars in millions)

Total revenue	$3.1	$8.0	$(4.9)
Operating loss	$(1.6)	$(1.0)	$(0.6)
Total company-owned salons	95	179	(84)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Company-owned Salon Revenue
Company-owned salon revenues decreased $4.9 million during the three months ended September 30, 2022, primarily due to the 2023 Net Salon Count Changes and a decline in product sales in salons.
Company-owned Salon Operating Loss
During the three months ended September 30, 2022, company-owned salon operating loss increased $0.6 million, compared to the prior comparable period. The increase in the loss during the three months ended September 30, 2022 was primarily due to the Company receiving Canadian COVID-19 rent and wage relief benefits of $1.7 million in fiscal year 2022, partially offset by the closure of loss-generating salons.

LIQUIDITY AND CAPITAL RESOURCES
In August 2022, the Company reached an agreement to amend its credit agreement and extend the maturity to August 2025 from March 2023. Under the amendment, the $295.0 million revolving credit facility was converted to a $180.0 million term loan and $55.0 million revolving credit facility with the minimum liquidity covenant reduced to $10.0 million from $75.0 million. The amended credit agreement includes typical provisions and financial covenants, including minimum EBITDA, leverage and fixed-charge coverage ratio covenants, the latter two of which are not tested until December 31, 2023. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity, to meet its obligations in the next twelve months and beyond.
As of September 30, 2022, cash and cash equivalents were $9.5 million, with $8.3 million and $1.2 million within the United States and Canada, respectively.
As of September 30, 2022, the Company's borrowing arrangements include a $180.0 million term loan and a $55.0 million revolving credit facility that expires in August 2025. As of September 30, 2022, the unused available credit under the revolving credit facility was $38.3 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $47.8 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Additionally, in February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During the three months ended September 30, 2022, the Company did not issue shares under the prospectus supplement. During the three months ended September 30, 2021, the Company issued 8.1 million shares and received net proceeds of $32.2 million. On September 29, 2021, the Company sold 1.2 million shares for net proceeds of $5.0 million, which settled on October 1, 2021. As of September 30, 2022, $11.6 million remains outstanding under the share issuance program.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the level of investment needed to support its business strategies, the performance of the business, credit facilities and borrowing arrangements, and working capital management. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Cash Requirements
The Company's most significant contractual cash requirements as of September 30, 2022 were lease commitments and interest payments. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further lease commitment detail. Additionally, the Company is expecting to pay $2.5 million in deferred social security contributions in the second quarter of fiscal year 2023.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2022, cash used in operating activities was $5.1 million compared to $12.3 million in the prior year. Cash used in operations improved due to higher royalties and lower general and administrative expense.
Cash Flows from Investing Activities
During the three months ended September 30, 2022, cash provided by investing activities of $3.3 million, primarily related to cash received of $4.0 million from the sale of OSP, net of a $0.5 million transaction fee. During the three months ended September 30, 2021, cash used in investing activities of $1.5 million was primarily due to capital expenditures, primarily related to internally-developed capitalized software.
Cash Flows from Financing Activities
During the three months ended September 30, 2022, cash used in financing activities was $3.8 million, primarily as a result of debt refinancing fees of $4.3 million, partially offset by a net $0.6 million borrowing under the Company's revolving credit facility. During the three months ended September 30, 2021, cash provided by financing activities was $40.8 million, primarily as a result of net proceeds related to the issuance of common stock.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2022	119.8%
June 30, 2022	120.8%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of September 30, 2022 as compared to June 30, 2022, was primarily due to the improvement in shareholders' deficit as a result of net income in the quarter.

Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2022, the Company did not issue shares under the prospectus supplement. As of September 30, 2022, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized, but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2022, the Company did not repurchase any shares. As of September 30, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2022 Annual Report on Form 10-K.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company currently faces, and in the past has faced, allegations of franchise regulation violations, breach of franchise agreements, fraud and unfair or deceptive trade practices. These claims have increased following the Company's franchising of its company-owned locations. Additionally, the Company currently faces, and in the past has faced, allegations of non-payment of rent and associated charges pursuant to leases in which the Company is the tenant under a master lease for a location subleased to a franchisee. These claims have increased since the advent of COVID-19 and can be attributed in part to decreases in salon revenue. The Company has incurred judgments and entered into settlements of these lawsuits and claims. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2022, the Company did not issue shares under the prospectus supplement.
The following table shows the stock issuance activity for the three months ended September 30, 2022:

Period	Total Number of Shares Issued	Average Price per Share	Total Number of Shares Issued as Part of Publicly Announced Plans	Gross Proceeds Received

7/1/22 - 7/31/22	—	$—	9,295,618	$—
8/1/22 - 8/31/22	—	—	9,295,618	—
9/1/22 - 9/30/22	—	—	9,295,618	—
Total	—	$—	9,295,618	$—
On September 30, 2022, $11.6 million remains under the prospectus supplement, which equates to 11.5 million shares based on the share price as of September 30, 2022.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of September 30, 2022, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At September 30, 2022, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2023.

Item 6.  Exhibits

Exhibit 10.1	Amended and Restated Senior Executive Severance Policy, dated September 1, 2022.
Exhibit 10.2	Form of Cash Settled SAR Agreement (Annual Executive Grants).
Exhibit 10.3	Form of Employee Stock Option Agreement (Annual Executive Grants).
Exhibit 10.4	Form of Non-Employee Director Stock Option Agreement (Annual Non-Employee Director Grants).
Exhibit 10.5	Amendment No. 6 to Credit Agreement, dated as of August 12, 2022, by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 15, 2022).
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2022, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2022	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)