Form 10-Q
period 2022-12-31
REGIS CORP
filed 2023-02-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 26, 2023: 45,564,673

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2022	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$9,406	$17,041
Receivables, net	13,962	14,531
Inventories, net	2,623	3,109
Other current assets	18,138	13,984
Total current assets	44,129	48,665

Property and equipment, net	8,692	12,835
Goodwill (Note 1)	173,337	174,360
Other intangibles, net	2,917	3,226
Right of use asset (Note 8)	430,979	493,749
Other assets	27,622	36,465
Total assets	$687,676	$769,300

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$17,277	$15,860
Accrued expenses	27,690	33,784
Short-term lease liability (Note 8)	93,940	103,196
Total current liabilities	138,907	152,840

Long-term debt, net (Note 9)	174,846	179,994
Long-term lease liability (Note 8)	352,212	408,445
Other non-current liabilities	53,346	58,974
Total liabilities	719,311	800,253
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 45,562,555 and 45,510,245 common shares at December 31, 2022 and June 30, 2022, respectively	2,278	2,276
Additional paid-in capital	63,543	62,562
Accumulated other comprehensive income	8,729	9,455
Accumulated deficit	(106,185)	(105,246)
Total shareholders' deficit	(31,635)	(30,953)
Total liabilities and shareholders' deficit	$687,676	$769,300
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For the Three and Six Months Ended December 31, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Revenues:
Royalties	$16,158	$16,125	$33,338	$32,726
Fees	3,238	3,881	5,791	6,208
Product sales to franchisees	1,107	2,428	1,550	10,436
Advertising fund contributions	7,965	8,021	16,216	16,136
Franchise rental income (Note 8)	28,886	33,772	59,216	67,534
Company-owned salon revenue	2,613	5,043	5,727	13,048
Total revenue	59,967	69,270	121,838	146,088
Operating expenses:
Cost of product sales to franchisees	1,310	3,117	1,780	10,766
Inventory reserve	1,228	—	1,228	—
General and administrative	11,747	15,082	26,108	35,866
Rent (Note 8)	2,090	3,042	3,843	4,789
Advertising fund expense	7,965	8,021	16,216	16,136
Franchise rent expense	28,886	33,772	59,216	67,534
Company-owned salon expense (1)	2,218	5,067	5,203	13,011
Depreciation and amortization	3,793	1,605	5,044	3,144
Long-lived asset impairment	—	52	—	215
Total operating expenses	59,237	69,758	118,638	151,461

Operating income (loss)	730	(488)	3,200	(5,373)

Other expense:
Interest expense	(4,519)	(3,270)	(8,336)	(6,397)
Loss from sale of salon assets to franchisees, net	—	(615)	—	(1,695)
Other, net	1,248	99	785	(140)

Loss from operations before income taxes	(2,541)	(4,274)	(4,351)	(13,605)

Income tax benefit (expense)	—	164	(28)	213

Loss from continuing operations	(2,541)	(4,110)	(4,379)	(13,392)

Income (loss) from discontinued operations (Note 3)	134	(818)	3,440	(1,914)

Net loss	$(2,407)	$(4,928)	$(939)	$(15,306)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.06)	$(0.09)	$(0.10)	$(0.32)
Income (loss) from discontinued operations	0.00	(0.02)	0.07	(0.05)
Net loss per share, basic and diluted (2)	$(0.05)	$(0.11)	$(0.02)	$(0.37)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,148	45,721	46,091	41,274
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For the Three and Six Months Ended December 31, 2022 and 2021
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net loss	$(2,407)	$(4,928)	$(939)	$(15,306)
Foreign currency translation adjustments	132	36	(726)	(438)
Comprehensive loss	$(2,275)	$(4,892)	$(1,665)	$(15,744)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)
For the Three and Six Months Ended December 31, 2022 and 2021
(Dollars in thousands)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2022	45,536,525	$2,277	$63,044	$8,597	$(103,778)	$(29,860)
Net loss	—	—	—	—	(2,407)	(2,407)
Foreign currency translation	—	—	—	132	—	132
Stock-based compensation	—	—	524	—	—	524
Net restricted stock activity	26,030	1	(25)	—	—	(24)
Balance, December 31, 2022	45,562,555	$2,278	$63,543	$8,729	$(106,185)	$(31,635)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2021	43,964,489	$2,198	$58,310	$9,069	$(29,767)	$39,810
Net loss	—	—	—	—	(4,928)	(4,928)
Foreign currency translation	—	—	—	36	—	36
Issuance of common stock, net of offering costs	1,223,314	61	4,931	—	—	4,992
Stock-based compensation	—	—	(1,374)	—	—	(1,374)
Net restricted stock activity	302,271	18	(266)	—	—	(248)
Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(939)	(939)
Foreign currency translation	—	—	—	(726)	—	(726)
Stock-based compensation	—	—	1,020	—	—	1,020
Net restricted stock activity	52,310	2	(39)	—	—	(37)
Balance, December 31, 2022	45,562,555	$2,278	$63,543	$8,729	$(106,185)	$(31,635)

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(15,306)	(15,306)
Foreign currency translation	—	—	—	(438)	—	(438)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	—	—	37,185
Stock-based compensation	—	—	305	—	—	305
Net restricted stock activity	398,612	22	(526)	—	—	(504)
Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the Six Months Ended December 31, 2022 and 2021
(Dollars in thousands)

	Six Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(939)	$(15,306)
Adjustments to reconcile net loss to cash used in operating activities:
Gain from sale of OSP (Note 3)	(4,034)	—
Depreciation and amortization	4,647	3,284
Long-lived asset impairment	—	215
Deferred income taxes	28	(529)
Inventory reserve	1,228	—
Loss from sale of salon assets to franchisees, net	—	1,695
Stock-based compensation	1,111	305
Amortization of debt discount and financing costs	1,391	920
Other non-cash items affecting earnings	376	551
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(10,722)	(15,463)
Net cash used in operating activities	(6,914)	(24,328)

Cash flows from investing activities:
Capital expenditures	(361)	(2,947)
Proceeds from sale of OSP, net of fees	4,000	—
Net cash provided by (used in) investing activities	3,639	(2,947)

Cash flows from financing activities:
Borrowings on credit facility	11,357	10,000
Repayments of long-term debt	(8,535)	(2,734)
Debt refinancing fees	(4,383)	—
Proceeds from issuance of common stock, net of offering costs	—	37,185
Taxes paid for shares withheld	(35)	(823)
Net cash (used in) provided by financing activities	(1,596)	43,628

Effect of exchange rate changes on cash and cash equivalents	(135)	(134)

(Decrease) increase in cash, cash equivalents, and restricted cash	(5,006)	16,219

Cash, cash equivalents and restricted cash:
Beginning of period	27,464	29,152
End of period	$22,458	$45,371
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2022 and for the three and six months ended December 31, 2022 and 2021, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2022 and its consolidated results of operations, comprehensive loss, shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. The Company exited its distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold inventory at discounts. The inventory valuation reserve as of December 31, 2022 and June 30, 2022 was $1.9 and $1.9 million, respectively. In the three and six months ended December 31, 2022, an inventory reserve charge of $1.2 million was recorded in Inventory reserve on the unaudited Condensed Consolidated Statement of Operations. In the three and six months ended December 31, 2021, an inventory reserve charge of $1.2 and $1.5 million, respectively, was recorded in Company-owned salon expense on the unaudited Condensed Consolidated Statement of Operations.
As of December 31, 2022 and June 30, 2022, the Company had inventory related to discontinued operations of $1.3 and $1.8 million, respectively, net of a reserve of $1.3 and $1.1 million, respectively. The increase in the reserve during fiscal year 2023 reduced the gain from discontinued operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
Goodwill:
As of December 31, 2022 and June 30, 2022, the Franchise reporting unit had $173.3 and $174.4 million, respectively, of goodwill. The change in goodwill for the six months ended December 31, 2022 is due to foreign currency translation. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three and six months ended December 31, 2022.
Depreciation:
Depreciation expense in the three months ended December 31, 2022 and 2021 includes $0.2 and $0.3 million, respectively, and for the six months ended December 31, 2022 and 2021 includes $0.4 and $0.6 million, respectively, of asset retirement obligations, which are cash expenses. Depreciation expense in the three and six months ended December 31, 2022 includes a $2.6 million accelerated depreciation charge related to the consolidation of office space within the Company's corporate headquarters.

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
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales to franchisees and other partners are recorded at the time product is delivered.
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	December 31, 2022	June 30, 2022	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$9,419	$10,263	Receivables, net
Broker fees	14,006	15,592	Other assets

Deferred revenue:
Current
Gift card liability	$1,950	$2,037	Accrued expenses
Deferred franchise fees open salons	5,533	5,770	Accrued expenses
Total current deferred revenue	$7,483	$7,807
Non-current
Deferred franchise fees unopened salons	$2,664	$3,211	Other non-current liabilities
Deferred franchise fees open salons	23,963	26,827	Other non-current liabilities
Total non-current deferred revenue	$26,627	$30,038

Receivables relate primarily to payments due for royalties, advertising fees, rent, product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from franchisees. The following table is a rollforward of the allowance for doubtful accounts for the period:

	Six Months Ended December 31,
	2022	2021

	(Dollars in thousands)

Balance at beginning of period	$6,559	$7,774
Provision for doubtful accounts	369	(41)
Provision for franchisee rent (1)	(208)	811
Reclass of accrued rent (2)	73	396
Write-offs	(1,129)	(589)
Balance at end of period	$5,664	$8,351
_______________________________________________________________________________
(1)The provision for franchisee rent is recognized as rent in the unaudited Condensed Consolidated Statement of Operations.
(2)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2021. The amounts billed in fiscal years 2023 and 2022 and the related accrual were reclassified to allowance for doubtful accounts.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Six Months Ended December 31,
	2022	2021

	(Dollars in thousands)

Balance at beginning of period	$15,592	$19,254
Additions	—	25
Amortization	(1,586)	(1,625)
Write-offs	—	(366)
Balance at end of period	$14,006	$17,288
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2022 and 2021 was $1.7 and $1.6 million, respectively, and for the six months ended December 31, 2022 and 2021 was $3.2 and $3.2 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2022 is as follows (in thousands):

Remainder of 2023	$2,766
2024	5,378
2025	4,986
2026	4,521
2027	4,058
Thereafter	7,787
Total	$29,496

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and in the six months ended December 31, 2022, received an additional $4.5 million in proceeds, net of a $0.5 million transaction fee. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Discontinued operations:
OSP fees	$—	$986	$(226)	$1,924
Cost of product sales to franchisees	—	(302)	—	(766)
General and administrative	—	(902)	(27)	(1,907)
Rent	26	(46)	(341)	(102)
Depreciation and amortization	—	(375)	—	(705)
Interest expense	—	(179)	—	(358)
Gain from sale of OSP	108	—	4,034	—
Gain (loss) from OSP discontinued operations, net	$134	$(818)	$3,440	$(1,914)

4.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three and six months ended December 31, 2022, the Company granted various equity awards including stock options and stock appreciation rights as follows:

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022

Stock options (SOs)	615,000	1,600,000
Stock appreciation rights (SARs)	—	600,000
The SOs and SARs granted during the three and six months ended December 31, 2022 vest in equal amounts over a one or three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.6 and $(1.4) million for the three months ended December 31, 2022 and 2021, respectively, and $1.1 and $0.3 million for the six months ended December 31, 2022 and 2021, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the three and six months ended December 31, 2021, stock compensation includes a benefit related to executive forfeitures of $2.0 million.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the six months ended December 31, 2022, the Company did not issue any shares. During the six months ended December 31, 2021, the Company issued 9.3 million shares and received net proceeds of $37.2 million. As of December 31, 2022, $11.6 million remains under the prospectus supplement, which equates to 9.5 million shares based on the share price as of December 31, 2022.

5.     INCOME TAXES:
 A summary of income tax benefit (expense) and corresponding effective tax rates is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Income tax benefit (expense)	$—	$164	$(28)	$213
Effective tax rate	—%	3.8%	(0.6)%	1.6%
The recorded tax provision and effective tax rates for the three and six months ended December 31, 2022 and 2021 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law. The IRA contains a number of tax related provisions, including a 15% minimum corporate income tax on certain large corporations, as well as an excise tax on stock repurchases. The Company has evaluated the IRA and does not expect it to have a material impact on the Company's consolidated financial statements.
With limited exceptions, due to net operating loss carryforwards, our federal, state and foreign tax returns are open to examination for all years since 2014, 2012 and 2016, respectively.

6.     COMMITMENTS AND CONTINGENCIES:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of nonpayment of rent and associated charges. Further, similar to other large retail employers, the Company has faced, and may continue to face, allegations of purported class-wide consumer and wage and hour violations.
During the three and six months ended December 31, 2022, the Company recorded $0.4 and $0.9 million, respectively, of expense related to litigation, and $0.6 and $1.1 million was paid during the three and six months ended December 31, 2022, respectively.
The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement. As of December 31, 2022, the Company has made all payments under the agreement.
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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash Flows:

	December 31, 2022	June 30, 2022

	(Dollars in thousands)

Cash and cash equivalents	$9,406	$17,041
Restricted cash, included in other current assets (1)	13,052	10,423
Total cash, cash equivalents and restricted cash	$22,458	$27,464
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives, and contractual obligations to collateralize the Company's self-insurance programs.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Office and warehouse rent	$834	$1,202	$1,706	$2,815
Lease termination expense (1)	848	238	1,306	1,578
Lease liability benefit (2)	(615)	(496)	(1,217)	(2,927)
Franchise salon rent (3)	9	246	(44)	575
Company-owned salon rent	1,014	1,852	2,092	2,748
Total	$2,090	$3,042	$3,843	$4,789
_______________________________________________________________________________
(1)During the three and six months ended December 31, 2022, the Company incurred costs of $0.8 and $1.3 million, respectively, to exit salons before the lease end date in order to relieve the Company of future lease obligations. During the three months ended December 31, 2021, the Company incurred costs of $0.2 million to exit salons before the lease end date to relieve the Company of future lease obligations. During the six months ended December 31, 2021, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.7 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities, which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)Franchise salon rent in fiscal year 2023 includes the benefit of incurring less cost to terminate a lease than estimated.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended December 31, 2022 and 2021, franchise rental income and franchise rent expense were $28.9 and $33.8 million, respectively, and $59.2 and $67.5 million, respectively, for the six months ended December 31, 2022 and 2021. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle® master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.77 and 6.02 years and the weighted average discount rate was 4.34% and 4.25% for all salon operating leases as of December 31, 2022 and June 30, 2022, respectively.
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
In the three and six months ended December 31, 2022, the Company did not recognize long-lived asset impairment charges related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. In the three and six months ended December 31, 2021, the Company recognized long-lived asset impairment charges of $0.1 and $0.2 million, respectively, primarily related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of December 31, 2022, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2023	$54,914	$1,292	$1,061	$57,267	$(54,914)	$2,353
2024	99,860	1,617	1,301	102,778	(99,860)	2,918
2025	83,570	536	1,334	85,440	(83,570)	1,870
2026	69,825	290	1,367	71,482	(69,825)	1,657
2027	59,363	63	1,401	60,827	(59,363)	1,464
Thereafter	122,479	36	4,417	126,932	(122,479)	4,453
Total future obligations	$490,011	$3,834	$10,881	$504,726	$(490,011)	$14,715
Less amounts representing interest	56,953	121	1,500	58,574
Present value of lease liability	$433,058	$3,713	$9,381	$446,152
Less short-term lease liability	90,342	2,246	1,352	93,940
Long-term lease liability	$342,716	$1,467	$8,029	$352,212

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	December 31, 2022	December 31, 2022	June 30, 2022

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	8.21%	$173,816	$—
Deferred financing fees			(7,970)	—
Term loan, net			$165,846	$—
Revolving credit facility	2026	8.21%	9,000	179,994
Total long-term debt, net			$174,846	$179,994
In August of 2022, the Company amended its credit agreement. The amendment, among other things, converted $180.0 million of the previous $295.0 million revolving credit facility to a new term loan, reduced commitments under the revolving credit facility to $55.0 million, and extended the term of the credit facility from March 26, 2023 to August 31, 2025, with no scheduled amortization prior to maturity. The amendment is accounted for as a modification of debt and any unamortized financing fees that existed at the date of the amendment and new financing fees incurred are amortized through the extended term of the credit facility. At December 31, 2022, the Company had outstanding standby letters of credit under the revolving credit facility of $11.8 million, primarily related to the Company's self-insurance program. As of December 31, 2022, total liquidity and available credit under the revolving credit facility, as defined by the agreement, were $43.7 and $34.3 million, respectively. As of December 31, 2022, the Company had cash and cash equivalents of $9.4 million and current liabilities of $138.9 million. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans is currently 3.875%. Effective March 27, 2023, the margin will increase to 6.25%, of which 4.25% will be paid currently in cash and 2.00% will be PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. The agreement contains typical provisions and financial covenants regarding minimum EBITDA, maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. The Company was in compliance with its covenants and other requirements of the financing arrangements as of December 31, 2022.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2022 and June 30, 2022, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 4,143,828 and 2,960,122 of stock-based awards during the three months ended December 31, 2022 and 2021, respectively, and excluded 3,662,602 and 2,635,055 of stock-based awards during the six months ended December 31, 2022 and 2021, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	December 31, 2022	June 30, 2022

FRANCHISE SALONS:
Supercuts	2,160	2,264
SmartStyle/Cost Cutters in Walmart Stores	1,605	1,646
Portfolio Brands	1,293	1,344
Total North American salons	5,058	5,254
Total International salons (1)	138	141
Total Franchise salons	5,196	5,395
as a percent of total Franchise and Company-owned salons	98.6%	98.1%

COMPANY-OWNED SALONS:
Supercuts	10	18
SmartStyle/Cost Cutters in Walmart Stores	48	49
Portfolio Brands	17	38
Total Company-owned salons	75	105
as a percent of total Franchise and Company-owned salons	1.4%	1.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	76

Grand Total, System-wide	5,347	5,576
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of December 31, 2022, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of Supercuts®, SmartStyle®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the tables below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such that the CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance and forecast future performance. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation and amortization. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include distribution center wind down fees, inventory reserve, one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROUA, lease termination fees, asset retirement obligation costs and long-lived asset impairment charges. Figures for prior reporting periods have been restated to conform to the current period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands)

Revenues:
Franchise	$57,354	$64,227	$116,111	$133,040
Company-owned	2,613	5,043	5,727	13,048
Total revenue	59,967	69,270	121,838	146,088

Segment adjusted EBITDA:
Franchise	7,532	5,721	12,523	2,256
Company-owned	303	(3,133)	(863)	(4,688)
Total	7,835	2,588	11,660	(2,432)
Unallocated expenses	(2,064)	(1,935)	(2,631)	(1,417)
Depreciation and amortization	(3,793)	(1,605)	(5,044)	(3,144)
Long-lived asset impairment	—	(52)	—	(215)
Interest expense	(4,519)	(3,270)	(8,336)	(6,397)
Income tax benefit (expense)	—	164	(28)	213
Income (loss) from discontinued operations	134	(818)	3,440	(1,914)
Total net loss	$(2,407)	$(4,928)	$(939)	$(15,306)

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
MANAGEMENT'S OVERVIEW
Regis Corporation (NYSE:RGS) is a leader in the beauty salon industry. As of December 31, 2022, the Company franchised, owned or held ownership interests in 5,347 worldwide locations. Our locations consisted of 5,271 system-wide North American and international salons, and 76 locations in which we maintained a non-controlling ownership interest less than 100 percent. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. Regis maintains an ownership interest in Empire Education Group in the United States. As of December 31, 2022, the Company had 545 employees worldwide.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing brands, and in line with its capital-light business, the Company shifted its product business from a wholesale model to a third-party distribution model in fiscal year 2022. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company receives a rebate from the third-party distributor, which is included in fees on the interim unaudited Condensed Consolidated Statement of Operations. As a result of the change, product sales to franchisees will continue to decrease and are expected to provide less revenue and costs in fiscal year 2023 as compared to prior year.
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
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Supercuts	7.2%	30.8%	8.0%	30.6%
SmartStyle	(2.9)	13.2	(3.1)	15.1
Portfolio Brands	6.0	16.6	4.8	17.6
Consolidated system-wide same-store sales (1)	4.5%	22.1%	4.5%	22.6%
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

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the increase (decrease) is measured in basis points. Variances calculated on amounts shown in millions may result in rounding differences.

	Three Months Ended December 31,					Six Months Ended December 31,
	2022	2021	2022	2021	2022	2022	2021	2022	2021	2022

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$16.2	$16.1	27.0%	23.2%	380	$33.3	$32.7	27.3%	22.5%	480
Fees	3.2	3.9	5.4	5.6	(20)	5.8	6.2	4.8	4.2	60
Product sales to franchisees	1.1	2.4	1.8	3.5	(170)	1.6	10.4	1.3	7.1	(580)
Advertising fund contributions	8.0	8.0	13.3	11.7	160	16.2	16.1	13.3	11.0	230
Franchise rental income	28.9	33.8	48.2	48.8	(60)	59.2	67.5	48.6	46.3	230
Company-owned salon revenue	2.6	5.0	4.3	7.2	(290)	5.7	13.0	4.7	8.9	(420)

Cost of product sales to franchisees	1.3	3.1	118.2	129.2	(1,100)	1.8	10.8	112.5	103.8	870
Inventory reserve	1.2	—	2.0	—	N/A	1.2	—	1.0	—	N/A
General and administrative	11.7	15.1	19.6	21.8	(220)	26.1	35.9	21.4	24.6	(320)
Rent	2.1	3.0	3.5	4.3	(80)	3.8	4.8	3.1	3.3	(20)
Advertising fund expense	8.0	8.0	13.3	11.7	160	16.2	16.1	13.3	11.0	230
Franchise rent expense	28.9	33.8	48.2	48.8	(60)	59.2	67.5	48.6	46.3	230
Company-owned salon expense	2.2	5.1	3.7	7.4	(370)	5.2	13.0	4.3	8.9	(460)
Depreciation and amortization	3.8	1.6	6.3	2.3	400	5.0	3.1	4.1	2.1	200
Long-lived asset impairment	—	0.1	—	0.1	(10)	—	0.2	—	0.1	(10)

Operating income (loss) (2)	0.7	(0.5)	1.2	(0.7)	190	3.2	(5.4)	2.6	(3.7)	630

Interest expense	(4.5)	(3.3)	(7.5)	(4.8)	(270)	(8.3)	(6.4)	(6.8)	(4.4)	(240)
Loss from sale of salon assets to franchisees, net	—	(0.6)	—	(0.9)	90	—	(1.7)	—	(1.2)	120
Other, net	1.2	0.1	2.0	0.1	190	0.8	(0.1)	0.7	(0.1)	80

Income tax benefit (expense) (3)	—	0.2	—	3.8	N/A	—	0.2	(0.6)	1.6	N/A

Income (loss) from discontinued operations	0.1	(0.8)	0.2	(1.2)	140	3.4	(1.9)	2.8	(1.3)	410

Net loss (2)	(2.4)	(4.9)	(4.0)	(7.1)	310	(0.9)	(15.3)	(0.7)	(10.5)	980
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

Three and Six Months Ended December 31, 2022 Compared with Three and Six Months Ended December 31, 2021
Consolidated Revenues
Consolidated revenues are comprised of royalties, fees, product sales to franchisees, advertising fund contributions, franchise rental income and company-owned salon revenue.
Consolidated revenue decreased $9.3 and $24.3 million, or 13.4% and 16.6%, for the three and six months ended December 31, 2022, respectively. Royalty revenue increased $0.1 and $0.6 million in the three and six months ended December 31, 2022, respectively, due to improved system-wide same-store sales and average royalty rates. The overall decrease in revenue for the three and six months ended December 31, 2022 is due to the decrease in company-owned salon revenue of $2.4 and $7.3 million, respectively, due primarily to salon closures, the decline in product sales to franchisees of $1.3 and $8.8 million, respectively, and the decline in franchise rental income of $4.9 and $8.3 million, respectively. During the twelve months ended December 31, 2022, 17 salons were sold to franchisees and 452 and 20 system-wide salons were closed and constructed, respectively (2023 Net Salon Count Changes).
Royalties
During the three and six months ended December 31, 2022, royalties increased $0.1 and $0.6 million, or 0.6% and 1.8%, respectively, primarily due to higher average royalty rates and improved system-wide same-store sales partially offset by a decrease in franchise salon count.
Fees
During the three and six months ended December 31, 2022, fees decreased $0.7 and $0.4 million, or 17.9% and 6.5%, respectively, primarily due to a decrease in terminated development agreements in fiscal year 2023 partially offset by an increase in the rebate received from the Company's shift in its product business to a third-party distribution model.
Product Sales to Franchisees
Product sales to franchisees decreased $1.3 and $8.8 million, or 54.2% and 84.6%, respectively, during the three and six months ended December 31, 2022, primarily due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions did not change significantly year-over-year, declining slightly due to a reduction in salon count partially offset by an increase in system-wide same-store sales.
Franchise Rental Income
During the three and six months ended December 31, 2022, franchise rental income decreased $4.9 and $8.3 million, or 14.5% and 12.3%, respectively, primarily due to a lower franchise salon count.
Company-owned Salon Revenue
During the three and six months ended December 31, 2022, company-owned salon revenue decreased $2.4 and $7.3 million, or 48.0% and 56.2%, respectively, due to the decrease in company-owned salon count and a decline in product sales.
Cost of Product Sales to Franchisees
The 1,100 basis point decrease in cost of product as a percent of product revenues during the three months ended December 31, 2022 was primarily due to higher marketing and freight expense in fiscal year 2022. The 870 basis point increase in cost of product as a percent of product revenues during the six months ended December 31, 2022 was primarily due to the Company reducing prices to liquidate distribution center inventory.
Inventory Reserve
In the three and six months ended December 31, 2022, the Company recorded an inventory reserve charge of $1.2 million related to slow moving products. During the three and six months ended December 31, 2021, the Company recorded inventory reserve charges of $1.2 and $1.5 million, respectively, which were included in company-owned salon expense related to distribution center inventory.

General and Administrative
General and administrative expense decreased $3.4 and $9.8 million, or 22.5% and 27.3%, during the three and six months ended December 31, 2022, respectively. Lower administrative and field management compensation resulting from headcount reductions, a decrease in expenses associated with the distribution center closures in fiscal year 2022 and a favorable actuarial adjustment of $0.6 million contributed to the decrease.
Rent
Rent expense decreased $0.9 and $1.0 million, or 30.0% and 20.8%, during the three and six months ended December 31, 2022, respectively. There was a benefit of $0.1 and $1.2 million in the three and six months ended December 31, 2021 related to Canadian COVID-19 rent relief, which was offset by the net reduction in the number of company-owned salons in fiscal year 2023.
Advertising Fund Expense
Advertising fund expense did not change significantly year-over-year, declining slightly due to a reduction in salon count partially offset by an increase in system-wide same-store sales.
Franchise Rent Expense
During the three and six months ended December 31, 2022, franchise rent expense decreased $4.9 and $8.3 million, or 14.5% and 12.3%, respectively, primarily due to a lower franchise salon count.
Company-owned Salon Expense
Company-owned salon expense for the three and six months ended December 31, 2022 decreased $2.9 and $7.8 million, or 56.9% and 60.0%, respectively, primarily due to the reduction in company-owned salon count and a decline in product sales, partially offset by $0.8 and $1.4 million of Canadian wage relief received in the three and six months ended December 31, 2021, respectively.
Depreciation and Amortization
The increases of $2.2 and $1.9 million, or 137.5% and 61.3%, in depreciation and amortization during the three and six months ended December 31, 2022, respectively, were primarily due to a $2.6 million accelerated depreciation charge related to the consolidation of office space within the Company's corporate headquarters, partially offset by lower asset retirement obligations ("white boxing" salons at lease end) and the net reduction in company-owned salon count.
Long-Lived Asset Impairment
In the three and six months ended December 31, 2022, the Company did not record a long-lived asset impairment charge, and in the three and six months ended December 31, 2021, the Company recorded long-lived asset impairment charges of $0.1 and $0.2 million, respectively. The decreases in long-lived asset impairment was primarily due to salons being impaired in prior periods.
Interest Expense
The $1.2 and $1.9 million increases in interest expense for the three and six months ended December 31, 2022, respectively, were primarily due to the amortization of fees related to the credit amendment that was signed in the first quarter of fiscal year 2023 and a higher interest rate on outstanding borrowings.
Loss from Sale of Salon Assets to Franchisees, Net
There was one salon sold in the six months ended December 31, 2022 compared to 13 and 94 in the three and six months ended December 31, 2021, respectively, which resulted in $0.6 and $1.7 million decreases in the loss from sale of salon assets to franchisees, net.

Other, Net
Other, net increased $1.1 and $0.9 million during the three and six months ended December 31, 2022, respectively, primarily due to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief.
Income Tax Benefit (Expense)
During the three months ended December 31, 2022, the Company recognized no tax benefit or expense, as compared to recognizing a tax benefit of $0.2 million, with a corresponding effective tax rate of 3.8% during the three months ended December 31, 2021. During the six months ended December 31, 2022, the Company recognized tax expense of $0.03 million, with a corresponding effective tax rate of (0.6)%, as compared to recognizing a tax benefit of $0.2 million, with a corresponding effective tax rate of 1.6% during the six months ended December 31, 2021. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income (Loss) from Discontinued Operations
In the three and six months ended December 31, 2022, the Company recorded a gain from discontinued operations of $0.1 and $3.4 million, respectively, and in the three and six months ended December 31, 2021, the Company recorded a loss of $0.8 and $1.9 million, respectively. The gain in fiscal year 2023 is primarily due to receipt of $4.5 million in sales proceeds, of which $0.5 million were received in the second quarter, which were previously held back. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	Increase (Decrease) (1)	2022	2021	Increase (Decrease) (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$16.2	$16.1	$0.1	$33.3	$32.7	$0.6
Fees	3.2	3.9	(0.7)	5.8	6.2	(0.4)
Product sales to franchisees	1.1	2.4	(1.3)	1.6	10.4	(8.8)
Advertising fund contributions	8.0	8.0	—	16.2	16.1	0.1
Franchise rental income	28.9	33.8	(4.9)	59.2	67.5	(8.3)
Total franchise revenue (1)	$57.4	$64.2	$(6.8)	$116.1	$133.0	$(16.9)

Franchise same-store sales (2)	4.5%	22.4%		4.6%	23.0%

Franchise adjusted EBITDA	$7.5	$5.7	$1.8	$12.5	$2.3	$10.2
Total franchise salons	5,196	5,553	(357)
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
Franchise Revenue
Franchise revenues decreased $6.8 and $16.9 million during the three and six months ended December 31, 2022, respectively. The decreases in franchise salon revenue during the three and six months ended December 31, 2022 were primarily due to the decrease in product sales to franchisees due to the Company's shift to a third-party distributor and franchise rental income. During the twelve months ended December 31, 2022, franchisees purchased 17 salons from the Company and constructed (net of relocations) and closed 19 and 393 franchise salons, respectively.
Franchise Adjusted EBITDA
During the three and six months ended December 31, 2022, franchise adjusted EBITDA totaled $7.5 and $12.5 million, respectively, an improvement of $1.8 and $10.2 million compared to the three and six months ended December 31, 2021, respectively. The improvements are primarily due to an increase in average royalty revenues and a decrease in general and administrative expense.

Company-owned Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	(Decrease) Increase (1)	2022	2021	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$2.6	$5.0	$(2.4)	$5.7	$13.0	$(7.3)
Company-owned salon adjusted EBITDA	$0.3	$(3.1)	$3.4	$(0.9)	$(4.7)	$3.8
Total company-owned salons	75	150	(75)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Company-owned Salon Revenue
Company-owned salon revenues decreased $2.4 and $7.3 million during the three and six months ended December 31, 2022, respectively, primarily due to the 2023 Net Salon Count Changes and a decline in product sales in salons.
Company-owned Salon Adjusted EBITDA
During the three and six months ended December 31, 2022, company-owned salon adjusted EBITDA improved $3.4 and $3.8 million, respectively, primarily due to the closure of unprofitable salons and a $1.1 million grant received from the state of North Carolina related to COVID-19 relief in the three months ended December 31, 2022.

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
As of December 31, 2022, cash and cash equivalents were $9.4 million, with $8.4 and $1.0 million within the United States and Canada, respectively.
As of December 31, 2022, the Company's borrowing arrangements include a $173.8 million term loan and a $55.0 million revolving credit facility that expires in August 2025. As of December 31, 2022, the unused available credit under the revolving credit facility was $34.3 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $43.7 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Additionally, in February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During the three and six months ended December 31, 2022, the Company did not issue shares under the prospectus supplement. During the six months ended December 31, 2021, the Company issued 9.3 million shares and received net proceeds of $37.2 million. As of December 31, 2022, $11.6 million remains outstanding under the share issuance program.
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
Cash Requirements
The Company's most significant contractual cash requirements as of December 31, 2022 were lease commitments and interest payments. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further lease commitment detail.

Cash Flows
Cash Flows from Operating Activities
During the six months ended December 31, 2022, cash used in operating activities was $6.9 million compared to $24.3 million in the prior year. Cash used in operations improved due to lower general and administrative expense, a $1.1 million cash grant received from the state of North Carolina related to COVID-19 relief and less cash used for working capital. Cash use in fiscal year 2023 included a $2.5 million payment of previously deferred social security contributions.
Cash Flows from Investing Activities
During the six months ended December 31, 2022, cash provided by investing activities of $3.6 million, primarily related to cash received of $4.5 million from the sale of OSP, net of a $0.5 million transaction fee. During the six months ended December 31, 2021, cash used in investing activities of $2.9 million was primarily due to capital expenditures, primarily related to internally-developed capitalized software.
Cash Flows from Financing Activities
During the six months ended December 31, 2022, cash used in financing activities was $1.6 million, primarily as a result of debt refinancing fees of $4.4 million, partially offset by a net $2.8 million borrowing under the Company's revolving credit facility. During the six months ended December 31, 2021, cash provided by financing activities was $43.6 million, primarily as a result of net proceeds related to the issuance of common stock and a net draw on the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

December 31, 2022	120.9%
June 30, 2022	120.8%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The debt to capitalization ratio as of December 31, 2022 did not change significantly compared to June 30, 2022.

Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the six months ended December 31, 2022, the Company did not issue shares under the prospectus supplement. As of December 31, 2022, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the six months ended December 31, 2022, the Company did not repurchase any shares. As of December 31, 2022, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of the COVID-19 pandemic, including any adverse impact from variants; consumer shopping trends and changes in manufacturer distribution channels; changes in regulatory and statutory laws including increases in minimum wages; laws and regulations could require us to modify current business practices and incur increased costs; changes in economic conditions; changes in consumer tastes, fashion trends and consumer spending patterns; compliance with New York Stock Exchange listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; the return of sales at franchise locations to pre-pandemic levels; new merchandising strategy that utilizes third-party preferred supplier arrangements; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; the successful migration of our franchisees to the Zenoti® salon technology platform; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; failure to standardize operating processes across brands; exposure to uninsured or unidentified risks; the effectiveness of our enterprise risk management program; compliance with covenants in our financing arrangement, access to the existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness; our capital investments in technology may not achieve appropriate returns; premature termination of agreements with our franchisees; financial performance of Empire Education Group, Inc.; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal controls over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings could have an adverse effect on our business; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company currently faces, and in the past has faced, allegations of franchise regulation violations, breach of franchise agreements, fraud and unfair or deceptive trade practices. These claims have increased following the Company's franchising of its company-owned locations. Additionally, the Company currently faces, and in the past has faced, allegations of non-payment of rent and associated charges pursuant to leases in which the Company is the tenant under a master lease for a location subleased to a franchisee. These claims have increased since the advent of COVID-19 and can be attributed in part to decreases in salon revenue causing franchisees to fail to pay rent or cease operations. The Company has incurred judgments and settled these lawsuits and claims. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, in the future, the Company could incur judgments or settle claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the six months ended December 31, 2022, the Company did not issue shares under the prospectus supplement. On December 31, 2022, $11.6 million remains under the prospectus supplement, which equates to 9.5 million shares based on the share price as of December 31, 2022.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2022, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of December 31, 2022, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At December 31, 2022, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2023.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2022, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2023	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)