Form 10-Q
period 2023-03-31
REGIS CORP
filed 2023-05-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 27, 2023: 45,565,250

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
As of March 31, 2023 and June 30, 2022
(Dollars in thousands, except per share data)

	March 31, 2023	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$8,787	$17,041
Receivables, net	13,718	14,531
Inventories, net	1,935	3,109
Other current assets	14,777	13,984
Total current assets	39,217	48,665

Property and equipment, net	7,923	12,835
Goodwill (Note 1)	173,364	174,360
Other intangibles, net	2,829	3,226
Right of use asset (Note 8)	391,456	493,749
Other assets	26,157	36,465
Total assets	$640,946	$769,300

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,835	$15,860
Accrued expenses	26,156	33,784
Short-term lease liability (Note 8)	87,074	103,196
Total current liabilities	129,065	152,840

Long-term debt, net (Note 9)	174,694	179,994
Long-term lease liability (Note 8)	318,265	408,445
Other non-current liabilities	51,669	58,974
Total liabilities	673,693	800,253
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 45,564,673 and 45,510,245 common shares at March 31, 2023 and June 30, 2022, respectively	2,278	2,276
Additional paid-in capital	64,045	62,562
Accumulated other comprehensive income	8,758	9,455
Accumulated deficit	(107,828)	(105,246)
Total shareholders' deficit	(32,747)	(30,953)
Total liabilities and shareholders' deficit	$640,946	$769,300
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Revenues:
Royalties	$16,036	$15,799	$49,374	$48,526
Fees	2,510	2,425	8,301	8,632
Product sales to franchisees	644	1,293	2,194	11,729
Advertising fund contributions	7,787	8,078	24,003	24,213
Franchise rental income (Note 8)	26,629	32,666	85,845	100,200
Company-owned salon revenue	2,167	3,549	7,894	16,597
Total revenue	55,773	63,810	177,611	209,897
Operating expenses:
Cost of product sales to franchisees	1,045	2,455	2,825	13,219
Inventory reserve	—	6,420	1,228	6,420
General and administrative	13,099	14,842	39,207	50,708
Rent (Note 8)	2,077	1,200	5,920	5,989
Advertising fund expense	7,787	8,078	24,003	24,213
Franchise rent expense	26,629	32,666	85,845	100,200
Company-owned salon expense (1)	2,088	5,292	7,291	18,304
Depreciation and amortization	1,008	1,622	6,052	4,766
Long-lived asset impairment	36	327	36	542
Goodwill impairment	—	13,120	—	13,120
Total operating expenses	53,769	86,022	172,407	237,481

Operating income (loss)	2,004	(22,212)	5,204	(27,584)

Other expense:
Interest expense	(4,787)	(3,224)	(13,123)	(9,621)
Loss from sale of salon assets to franchisees, net	—	(494)	—	(2,189)
Other, net	381	153	1,166	13

Loss from operations before income taxes	(2,402)	(25,777)	(6,753)	(39,381)

Income tax benefit	241	1,270	213	1,482

Loss from continuing operations	(2,161)	(24,507)	(6,540)	(37,899)

Income (loss) from discontinued operations (Note 3)	518	(3,411)	3,958	(5,325)

Net loss	$(1,643)	$(27,918)	$(2,582)	$(43,224)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.05)	$(0.53)	$(0.14)	$(0.89)
Income (loss) from discontinued operations	0.01	(0.07)	0.09	(0.12)
Net loss per share, basic and diluted (2)	$(0.04)	$(0.61)	$(0.06)	$(1.01)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,301	45,886	46,160	42,789
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net loss	$(1,643)	$(27,918)	$(2,582)	$(43,224)
Foreign currency translation adjustments	29	221	(697)	(217)
Comprehensive loss	$(1,614)	$(27,697)	$(3,279)	$(43,441)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (Unaudited)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2022	45,562,555	$2,278	$63,543	$8,729	$(106,185)	$(31,635)
Net loss	—	—	—	—	(1,643)	(1,643)
Foreign currency translation	—	—	—	29	—	29
Stock-based compensation	—	—	502	—	—	502
Net restricted stock activity	2,118	—	—	—	—	—
Balance, March 31, 2023	45,564,673	$2,278	$64,045	$8,758	$(107,828)	$(32,747)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2021	45,490,074	$2,277	$61,601	$9,105	$(34,695)	$38,288
Net loss	—	—	—	—	(27,918)	(27,918)
Foreign currency translation	—	—	—	221	—	221
Stock-based compensation	—	—	549	—	—	549
Net restricted stock activity	14,981	(2)	(19)	—	—	(21)
Balance, March 31, 2022	45,505,055	$2,275	$62,131	$9,326	$(62,613)	$11,119

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(2,582)	(2,582)
Foreign currency translation	—	—	—	(697)	—	(697)
Stock-based compensation	—	—	1,522	—	—	1,522
Net restricted stock activity	54,428	2	(39)	—	—	(37)
Balance, March 31, 2023	45,564,673	$2,278	$64,045	$8,758	$(107,828)	$(32,747)

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(43,224)	(43,224)
Foreign currency translation	—	—	—	(217)	—	(217)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	—	—	37,185
Stock-based compensation	—	—	854	—	—	854
Net restricted stock activity	413,593	20	(545)	—	—	(525)
Balance, March 31, 2022	45,505,055	$2,275	$62,131	$9,326	$(62,613)	$11,119
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	Nine Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,582)	$(43,224)
Adjustments to reconcile net loss to cash used in operating activities:
Gain from sale of OSP (Note 3)	(4,552)	—
Depreciation and amortization	5,502	4,944
Long-lived asset impairment	36	542
Deferred income taxes	(49)	(1,693)
Inventory reserve	1,228	9,007
Paid-in-kind interest	51	—
Loss from sale of salon assets to franchisees, net	—	2,189
Goodwill impairment	—	16,000
Stock-based compensation	1,668	854
Amortization of debt discount and financing costs	2,144	1,379
Other non-cash items affecting earnings	365	419
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(12,276)	(24,770)
Net cash used in operating activities	(8,465)	(34,353)

Cash flows from investing activities:
Capital expenditures	(339)	(4,258)
Proceeds from sale of OSP, net of fees	4,500	—
Net cash provided by (used in) investing activities	4,161	(4,258)

Cash flows from financing activities:
Borrowings on credit facility	11,357	10,000
Repayments of long-term debt	(9,491)	(3,096)
Debt refinancing fees	(4,383)	—
Proceeds from issuance of common stock, net of offering costs	—	37,185
Taxes paid for shares withheld	(35)	(844)
Net cash (used in) provided by financing activities	(2,552)	43,245

Effect of exchange rate changes on cash and cash equivalents	(103)	(88)

(Decrease) increase in cash, cash equivalents, and restricted cash	(6,959)	4,546

Cash, cash equivalents and restricted cash:
Beginning of period	27,464	29,152
End of period	$20,505	$33,698
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2023 and for the three and nine months ended March 31, 2023 and 2022, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2023 and its consolidated results of operations, comprehensive loss, shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Inventories:
The Company has inventory valuation reserves for excess and obsolete inventories or other factors that may render inventories unmarketable at their historical costs. The Company exited its distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold inventory at discounts. The inventory valuation reserve as of March 31, 2023 and June 30, 2022 was $1.8 and $1.9 million, respectively. In the three months ended March 31, 2023, the Company did not record an inventory reserve charge and in the nine months ended March 31, 2023, the Company recorded an inventory reserve charge of $1.2 million in inventory reserve on the unaudited Condensed Consolidated Statement of Operations. In the three and nine months ended March 31, 2022, the Company recorded total inventory reserve charges of $7.5 and $9.0 million, respectively. In the three months ended March 31, 2022, $6.4 and $1.1 million were recorded in inventory reserve and company-owned salon expense, respectively, on the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2022, $6.4 and $2.6 million were recorded in inventory reserve and company-owned salon expense, respectively, on the unaudited Condensed Consolidated Statement of Operations.
As of March 31, 2023 and June 30, 2022, the Company had inventory related to discontinued operations of $1.3 and $1.8 million, respectively, offset by a reserve of $1.3 and $1.1 million, respectively. The increase in the reserve during fiscal year 2023 reduced the gain from discontinued operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
Goodwill:
As of March 31, 2023 and June 30, 2022, the Franchise reporting unit had $173.4 and $174.4 million, respectively, of goodwill. The change in goodwill for the nine months ended March 31, 2023 is due to foreign currency translation. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three or nine months ended March 31, 2023.
Depreciation:
Depreciation expense in the three months ended March 31, 2023 and 2022 includes $0.2 and $0.3 million, respectively, and for the nine months ended March 31, 2023 and 2022 includes $0.6 and $0.9 million, respectively, of asset retirement obligations, which are cash expenses. Depreciation expense in the nine months ended March 31, 2023 includes a $2.6 million accelerated depreciation charge in the second quarter related to the consolidation of office space within the Company's corporate headquarters.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	March 31, 2023	June 30, 2022	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$10,107	$10,263	Receivables, net
Broker fees	13,218	15,592	Other assets

Deferred revenue:
Current
Gift card liability	$1,865	$2,037	Accrued expenses
Deferred franchise fees open salons	5,446	5,770	Accrued expenses
Total current deferred revenue	$7,311	$7,807
Non-current
Deferred franchise fees unopened salons	$2,563	$3,211	Other non-current liabilities
Deferred franchise fees open salons	22,518	26,827	Other non-current liabilities
Total non-current deferred revenue	$25,081	$30,038

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

	Nine Months Ended March 31,
	2023	2022

	(Dollars in thousands)

Balance at beginning of period	$6,559	$7,774
Provision for doubtful accounts	545	(88)
Provision for franchisee rent (1)	15	847
Reclass of accrued rent (2)	74	396
Write-offs	(1,632)	(1,600)
Balance at end of period	$5,561	$7,329
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
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Nine Months Ended March 31,
	2023	2022

	(Dollars in thousands)

Balance at beginning of period	$15,592	$19,254
Additions	—	25
Amortization	(2,374)	(2,398)
Write-offs	—	(366)
Balance at end of period	$13,218	$16,515
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2023 and 2022 was $1.6 and $1.6 million, respectively, and for the nine months ended March 31, 2023 and 2022 was $4.8 and $4.9 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2023 is as follows (dollars in thousands):

Remainder of 2023	$1,362
2024	5,390
2025	5,002
2026	4,536
2027	4,073
Thereafter	7,601
Total	$27,964

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and in the nine months ended March 31, 2023, received an additional $5.0 million in proceeds, of which $0.5 million were received in the third quarter, offset by a $0.5 million transaction fee. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Discontinued operations:
OSP fees	$—	$940	$(226)	$2,863
Cost of product sales to franchisees	—	(145)	—	(910)
General and administrative	—	(726)	(27)	(2,633)
Rent	—	(46)	(341)	(148)
Depreciation and amortization	—	(375)	—	(1,080)
Goodwill impairment	—	(2,880)	—	(2,880)
Interest expense	—	(179)	—	(537)
Gain from sale of OSP	518	—	4,552	—
Income (loss) from OSP discontinued operations, net	$518	$(3,411)	$3,958	$(5,325)

4.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the nine months ended March 31, 2023, the Company granted various equity awards including stock options and stock appreciation rights as follows:

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023

Stock options (SOs)	—	1,600,000
Stock appreciation rights (SARs)	—	600,000
The SOs and SARs granted during the nine months ended March 31, 2023 vest in equal amounts over a one or three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.6 and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and $1.7 and $0.9 million for the nine months ended March 31, 2023 and 2022, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2022, stock compensation includes a benefit related to executive forfeitures of $2.0 million.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2023, the Company did not issue any shares. During the nine months ended March 31, 2022, the Company issued 9.3 million shares and received net proceeds of $37.2 million. As of March 31, 2023, $11.6 million remains under the prospectus supplement, which equates to 10.4 million shares based on the share price as of March 31, 2023.

5.     INCOME TAXES:
 A summary of the income tax benefits and corresponding effective tax rates is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Income tax benefit	$241	$1,270	$213	$1,482
Effective tax rate	10.0%	4.9%	3.2%	3.8%
The recorded tax provision and effective tax rates for the three and nine months ended March 31, 2023 and 2022 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
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
During the three and nine months ended March 31, 2023, the Company recorded $0.0 and $0.9 million, respectively, of expense related to litigation, and $0.2 and $1.3 million was paid during the three and nine months ended March 31, 2023, respectively.
The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement. As of March 31, 2023, the Company has made all payments under the agreement.
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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the unaudited Condensed Consolidated Balance Sheet to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statement of Cash Flows:

	March 31, 2023	June 30, 2022

	(Dollars in thousands)

Cash and cash equivalents	$8,787	$17,041
Restricted cash, included in other current assets (1)	11,718	10,423
Total cash, cash equivalents and restricted cash	$20,505	$27,464
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Office and warehouse rent	$875	$941	$2,581	$3,756
Lease termination expense (1)	266	225	1,571	1,803
Lease liability benefit (2)	(297)	(357)	(1,515)	(3,284)
Franchise salon rent (3)	415	(464)	372	111
Company-owned salon rent	818	855	2,911	3,603
Total	$2,077	$1,200	$5,920	$5,989
_______________________________________________________________________________
(1)During the three and nine months ended March 31, 2023, the Company incurred costs of $0.3 and $1.6 million, respectively, to exit salons before the lease end date in order to relieve the Company of future lease obligations. During the three months ended March 31, 2022, the Company incurred costs of $0.2 million to exit salons before the lease end date to relieve the Company of future lease obligations. During the nine months ended March 31, 2022, the Company paid $0.9 million to exit its distribution centers before the lease end dates and incurred costs of $0.9 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities, which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)The credit in franchise salon rent in the three months ended March 31, 2022 related to lower estimated exposure.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2023 and 2022, franchise rental income and franchise rent expense were $26.6 and $32.7 million, respectively, and $85.8 and $100.2 million, respectively, for the nine months ended March 31, 2023 and 2022. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle® master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

All the Company's leases are operating leases. The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less accrued lease payments and unamortized lease incentives received, if any. Expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.65 and 6.02 years and the weighted average discount rate was 4.44% and 4.25% for all salon operating leases as of March 31, 2023 and June 30, 2022, respectively.
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
In the three and nine months ended March 31, 2023, the Company recognized a long-lived asset impairment charge of $0.04 million related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. In the three and nine months ended March 31, 2022, the Company recognized long-lived asset impairment charges of $0.3 and $0.5 million, respectively, primarily related to ROU assets in the unaudited Condensed Consolidated Statement of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

As of March 31, 2023, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2023	$25,914	$580	$533	$27,027	$(25,914)	$1,113
2024	96,190	1,518	1,301	99,009	(96,190)	2,819
2025	80,179	556	1,334	82,069	(80,179)	1,890
2026	66,643	334	1,367	68,344	(66,643)	1,701
2027	56,803	104	1,401	58,308	(56,803)	1,505
Thereafter	119,086	123	4,417	123,626	(119,086)	4,540
Total future obligations	$444,815	$3,215	$10,353	$458,383	$(444,815)	$13,568
Less amounts representing interest	51,483	155	1,406	53,044
Present value of lease liability	$393,332	$3,060	$8,947	$405,339
Less short-term lease liability	84,069	1,842	1,163	87,074
Long-term lease liability	$309,263	$1,218	$7,784	$318,265

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	March 31, 2023	March 31, 2023	June 30, 2022

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	9.06%	$172,861	$—
Deferred financing fees			(7,218)	—
Term loan, net			$165,643	$—
Revolving credit facility	2026	9.06%	9,000	179,994
Paid-in-kind interest			51	—
Total long-term debt, net			$174,694	$179,994
In August of 2022, the Company amended its credit agreement. The amendment, among other things, converted $180.0 million of the previous $295.0 million revolving credit facility to a new term loan, reduced commitments under the revolving credit facility to $55.0 million, and extended the term of the credit facility from March 26, 2023 to August 31, 2025, with no scheduled amortization prior to maturity. The amendment is accounted for as a modification of debt and any unamortized financing fees that existed at the date of the amendment and new financing fees incurred are amortized through the extended term of the credit facility. At March 31, 2023, the Company had outstanding standby letters of credit under the revolving credit facility of $11.8 million, primarily related to the Company's self-insurance program. As of March 31, 2023, total liquidity and available credit under the revolving credit facility, as defined by the agreement, were $43.0 and $34.3 million, respectively. As of March 31, 2023, the Company had cash and cash equivalents of $8.8 million and current liabilities of $129.1 million. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. The agreement contains typical provisions and financial covenants regarding minimum EBITDA, maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. The Company was in compliance with its covenants and other requirements of the financing arrangements as of March 31, 2023.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2023 and June 30, 2022, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 4,293,687 and 2,286,499 of stock-based awards during the three months ended March 31, 2023 and 2022, respectively, and excluded 3,881,869 and 2,473,185 of stock-based awards during the nine months ended March 31, 2023 and 2022, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	March 31, 2023	June 30, 2022

FRANCHISE SALONS:
Supercuts	2,123	2,264
SmartStyle/Cost Cutters in Walmart Stores	1,535	1,646
Portfolio Brands	1,265	1,344
Total North American salons	4,923	5,254
Total International salons (1)	134	141
Total Franchise salons	5,057	5,395
as a percent of total Franchise and Company-owned salons	98.6%	98.1%

COMPANY-OWNED SALONS:
Supercuts	7	18
SmartStyle/Cost Cutters in Walmart Stores	48	49
Portfolio Brands	15	38
Total Company-owned salons	70	105
as a percent of total Franchise and Company-owned salons	1.4%	1.9%

OWNERSHIP INTEREST LOCATIONS:
Equity ownership interest locations	76	76

Grand Total, System-wide	5,203	5,576
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
As of March 31, 2023, the Franchise operating segment is comprised primarily of Supercuts®, SmartStyle®, Cost Cutters®, First Choice Haircutters®, Magicuts®, and Roosters® concepts and the Company-owned operating segment is comprised primarily of Supercuts®, SmartStyle®, and other regional trade names.

Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such that the CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance and forecast future performance. Asset information by segment is not provided to the CODM. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation, amortization and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include distribution center wind down fees, inventory reserve, one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROUA, lease termination fees, asset retirement obligation costs and goodwill and long-lived asset impairment charges. Figures for prior reporting periods have been restated to conform to the current period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Revenues:
Franchise	$53,606	$60,261	$169,717	$193,300
Company-owned	2,167	3,549	7,894	16,597
Total revenue	55,773	63,810	177,611	209,897

Segment adjusted EBITDA:
Franchise	4,815	2,936	17,338	5,190
Company-owned	(631)	(3,265)	(1,496)	(7,950)
Total	4,184	(329)	15,842	(2,760)
Unallocated expenses	(755)	(7,155)	(3,384)	(8,572)
Depreciation and amortization	(1,008)	(1,622)	(6,052)	(4,766)
Long-lived asset impairment	(36)	(327)	(36)	(542)
Goodwill impairment	—	(13,120)	—	(13,120)
Interest expense	(4,787)	(3,224)	(13,123)	(9,621)
Income tax benefit	241	1,270	213	1,482
Income (loss) from discontinued operations	518	(3,411)	3,958	(5,325)
Total net loss	$(1,643)	$(27,918)	$(2,582)	$(43,224)

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
MANAGEMENT'S OVERVIEW
Regis Corporation (NYSE:RGS) is a leader in the beauty salon industry. As of March 31, 2023, the Company franchised, owned or held ownership interests in 5,203 worldwide locations. Our locations consisted of 5,127 system-wide North American and international salons, and 76 locations in which we maintained a non-controlling ownership interest less than 100 percent. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. Regis maintains an ownership interest in Empire Education Group in the United States. As of March 31, 2023, the Company had 486 employees worldwide.
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

RESULTS OF OPERATIONS
System-wide results
As an asset-light franchise platform, our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. During the three months ended March 31, 2023, system-wide revenue of $299.3 million increased $8.3 million from $291.0 million in the three months ended March 31, 2022. During the nine months ended March 31, 2023, system wide revenue of $918.7 million increased $7.1 million from $911.6 million in the nine months ended March 31, 2022.
System-wide same-store sales by concept are detailed in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Supercuts	7.6%	17.8%	7.9%	26.0%
SmartStyle	(0.5)	(2.5)	(2.2)	8.8
Portfolio Brands	8.8	4.0	6.1	13.2
Consolidated system-wide same-store sales (1)	6.0%	8.6%	5.0%	17.8%
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
In the nine months ended March 31, 2023, a net 338 franchise salons have closed, which reduces future royalty income.

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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2023	2022	2023	2022	2023	2023	2022	2023	2022	2023

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$16.0	$15.8	28.7%	24.7%	400	$49.4	$48.5	27.9%	23.1%	480
Fees	2.5	2.4	4.6	3.8	80	8.3	8.6	4.7	4.1	60
Product sales to franchisees	0.6	1.3	1.1	2.0	(90)	2.2	11.7	1.2	5.6	(440)
Advertising fund contributions	7.8	8.1	14.0	12.7	130	24.0	24.2	13.5	11.5	200
Franchise rental income	26.6	32.7	47.7	51.3	(360)	85.8	100.2	48.3	47.8	50
Company-owned salon revenue	2.2	3.5	3.9	5.5	(160)	7.9	16.6	4.4	7.9	(350)

Cost of product sales to franchisees	1.0	2.5	166.7	192.3	(2,560)	2.8	13.2	127.3	112.8	1,450
Inventory reserve	—	6.4	—	10.0	(1,000)	1.2	6.4	0.7	3.0	(230)
General and administrative	13.1	14.8	23.5	23.2	30	39.2	50.7	22.1	24.2	(210)
Rent	2.1	1.2	3.8	1.9	190	5.9	6.0	3.3	2.9	40
Advertising fund expense	7.8	8.1	14.0	12.7	130	24.0	24.2	13.5	11.5	200
Franchise rent expense	26.6	32.7	47.7	51.3	(360)	85.8	100.2	48.3	47.8	50
Company-owned salon expense	2.1	5.3	3.8	8.3	(450)	7.3	18.3	4.1	8.7	(460)
Depreciation and amortization	1.0	1.6	1.8	2.5	(70)	6.1	4.8	3.4	2.3	110
Long-lived asset impairment	—	0.3	—	0.5	(50)	—	0.5	—	0.2	(20)
Goodwill impairment	—	13.1	—	20.5	(2,050)	—	13.1	—	6.2	(620)

Operating income (loss) (2)	2.0	(22.2)	3.6	(34.8)	3,840	5.2	(27.6)	2.9	(13.1)	1,600

Interest expense	(4.8)	(3.2)	(8.6)	(5.0)	(360)	(13.1)	(9.6)	(7.4)	(4.6)	(280)
Loss from sale of salon assets to franchisees, net	—	(0.5)	—	(0.8)	80	—	(2.2)	—	(1.0)	100
Other, net	0.4	0.2	0.7	0.3	40	1.2	—	0.7	—	70

Income tax benefit (3)	0.2	1.3	10.0	4.9	N/A	0.2	1.5	3.2	3.8	N/A

Income (loss) from discontinued operations	0.5	(3.4)	0.9	(5.3)	620	4.0	(5.3)	2.3	(2.5)	480

Net loss (2)	(1.6)	(27.9)	(2.9)	(43.7)	4,080	(2.6)	(43.2)	(1.5)	(20.6)	1,910
_______________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Computed as a percent of loss from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) as the discussion within the MD&A is related to the effective income tax rate.

Three and Nine Months Ended March 31, 2023 Compared with Three and Nine Months Ended March 31, 2022
Consolidated Revenues
Consolidated revenues are comprised of royalties, fees, product sales to franchisees, advertising fund contributions, franchise rental income and company-owned salon revenue.
Consolidated revenue decreased $8.0 and $32.3 million, or 12.5% and 15.4%, for the three and nine months ended March 31, 2023, respectively. Royalties increased $0.2 and $0.9 million in the three and nine months ended March 31, 2023, respectively, due to higher average royalty rates and improved system-wide same-store sales. The overall decrease in revenue for the three and nine months ended March 31, 2023 is due to the decrease in company-owned salon revenue of $1.3 and $8.7 million, respectively, due primarily to salon closures, as well as the decline in product sales to franchisees of $0.7 and $9.5 million, respectively, and the decline in franchise rental income of $6.1 and $14.4 million, respectively. During the twelve months ended March 31, 2023, three salons were sold to franchisees and 512 and 18 system-wide salons were closed and constructed, respectively (2023 Net Salon Count Changes).
Royalties
During the three and nine months ended March 31, 2023, royalties increased $0.2 and $0.9 million, or 1.3% and 1.9%, respectively, primarily due to higher average royalty rates and improved system-wide same-store sales, partially offset by a decrease in franchise salon count.
Fees
During the three months ended March 31, 2023, fees increased $0.1 million, or 4.2%, as compared to the same period in the prior year, primarily due to an increase in the rebate received from the Company's third-party distribution partner. During the nine months ended March 31, 2023, fees decreased $0.3 million, or 3.5%, compared to the same period in the prior year, primarily due to a decrease in terminated development agreements, partially offset by an increase in the rebate received from the Company's third-party distribution partner.
Product Sales to Franchisees
Product sales to franchisees decreased $0.7 and $9.5 million, or 53.8% and 81.2%, respectively, during the three and nine months ended March 31, 2023, primarily due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions decreased $0.3 and $0.2 million, or 3.7% and 0.8%, respectively, during the three and nine months ended March 31, 2023, primarily due to the decrease in franchise salon count, partially offset by improved system-wide same-store sales.
Franchise Rental Income
During the three and nine months ended March 31, 2023, franchise rental income decreased $6.1 and $14.4 million, or 18.7% and 14.4%, respectively, primarily due to a lower franchise salon count.
Company-Owned Salon Revenue
During the three and nine months ended March 31, 2023, company-owned salon revenue decreased $1.3 and $8.7 million, or 37.1% and 52.4%, respectively, due to the decrease in company-owned salon count and a decline in product sales.
Cost of Product Sales to Franchisees
The 2,560 basis point decrease in cost of product as a percent of product revenues during the three months ended March 31, 2023 was primarily due to higher freight expense in fiscal year 2022. The 1,450 basis point increase in cost of product as a percent of product revenues during the nine months ended March 31, 2023 was primarily due to the Company reducing prices to liquidate distribution center inventory.

Inventory Reserve
In the three months ended March 31, 2023, the Company did not record an inventory reserve charge, and in the nine months ended March 31, 2023, the Company recorded an inventory reserve charge of $1.2 million related to slow moving products. In the three and nine months ended March 31, 2022, the Company recorded total inventory reserve charges of $7.5 and $9.0 million, respectively. In the three months ended March 31, 2022, $6.4 and $1.1 million were recorded in inventory reserve and company-owned salon expense, respectively, on the unaudited Condensed Consolidated Statement of Operations. In the nine months ended March 31, 2022, $6.4 and $2.6 million were recorded in inventory reserve and company-owned salon expense, respectively, on the unaudited Condensed Consolidated Statement of Operations. See Note 1 to the unaudited Condensed Consolidated Financial Statements.
General and Administrative
General and administrative expense decreased $1.7 and $11.5 million, or 11.5% and 22.7%, during the three and nine months ended March 31, 2023, respectively. Lower administrative and field management compensation resulting from headcount reductions, lower legal and professional fees and a decrease in expenses associated with the distribution center closures in fiscal year 2022 contributed to the decrease.
Rent
Rent expense increased $0.9 million, or 75.0%, during the three months ended March 31, 2023, primarily due to lapping beneficial rent accrual adjustments in the prior year, partially offset by a decrease in the number of company-owned salons. Rent expense decreased $0.1 million, or 1.7%, during the nine months ended March 31, 2023 as compared to the same period in the prior year. The decrease is due to a net reduction in the number of company-owned salons, partially offset by a $1.2 million benefit in the nine months ended March 31, 2022 related to Canadian COVID-19 rent relief.
Advertising Fund Expense
Advertising fund expense decreased $0.3 and $0.2 million, or 3.7% and 0.8%, respectively, during the three and nine months ended March 31, 2023, primarily due to the decrease in franchise salon count, partially offset by improved system-wide same-store sales.
Franchise Rent Expense
During the three and nine months ended March 31, 2023, franchise rent expense decreased $6.1 and $14.4 million, or 18.7% and 14.4%, respectively, primarily due to a lower franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense for the three and nine months ended March 31, 2023 decreased $3.2 and $11.0 million, or 60.4% and 60.1%, respectively, primarily due to the reduction in company-owned salon count, a decline in product sales and inventory reserve charges of $1.1 and $2.6 million in the three and nine months ended March 31, 2022, respectively. These decreases are partially offset by $0.5 and $1.9 million of Canadian COVID-19 wage relief received in the three and nine months ended March 31, 2022, respectively.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million, or 37.5%, during the three months ended March 31, 2023. The decrease in the three months ended March 31, 2023 was primarily due to lower asset retirement obligations ("white boxing" salons at lease end) and the net reduction in company-owned salon count. Depreciation and amortization increased $1.3 million, or 27.1%, during the nine months ended March 31, 2023. The increase in the nine months ended March 31, 2023 was primarily due to a $2.6 million accelerated depreciation charge in the second quarter related to the consolidation of office space within the Company's corporate headquarters, partially offset by lower asset retirement obligations and the net reduction in company-owned salon count.
Long-Lived Asset Impairment
In the three and nine months ended March 31, 2023, the Company recorded a long-lived asset impairment charge of $0.04 million, and in the three and nine months ended March 31, 2022, the Company recorded long-lived asset impairment charges of $0.3 and $0.5 million, respectively. The decreases in long-lived asset impairment were primarily due to salons being impaired in prior periods.

Goodwill Impairment
In the three and nine months ended March 31, 2023, the Company did not record a goodwill impairment charge, and in the three and nine months ended March 31, 2022, the Company recorded a goodwill impairment charge of $13.1 million. See Note 1 to the unaudited Condensed Consolidated Financial Statements.
Interest Expense
The $1.6 and $3.5 million increases in interest expense for the three and nine months ended March 31, 2023, respectively, were primarily due to the amortization of fees related to the credit amendment that was signed in the first quarter of fiscal year 2023 and a higher interest rate on outstanding borrowings.
Loss from Sale of Salon Assets to Franchisees, Net
There was one salon sold in the nine months ended March 31, 2023 compared to 14 and 108 in the three and nine months ended March 31, 2022, respectively, which resulted in $0.5 and $2.2 million improvements in the loss from sale of salon assets to franchisees, net.
Other, Net
Other, net increased $0.2 and $1.2 million during the three and nine months ended March 31, 2023, respectively. The increase in the three months ended March 31, 2023, was primarily due to a class action settlement. The increase in the nine months ended March 31, 2023 was primarily due to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief and the class action settlement.
Income Tax Benefit
During the three months ended March 31, 2023, the Company recognized a tax benefit of $0.2 million, with a corresponding effective tax rate of 10.0%, as compared to recognizing a tax benefit of $1.3 million, with a corresponding effective tax rate of 4.9% during the three months ended March 31, 2022. During the nine months ended March 31, 2023, the Company recognized a tax benefit of $0.2 million, with a corresponding effective tax rate of 3.2%, as compared to recognizing a tax benefit of $1.5 million, with a corresponding effective tax rate of 3.8% during the nine months ended March 31, 2022. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income (Loss) from Discontinued Operations
In the three and nine months ended March 31, 2023, the Company recorded a gain from discontinued operations of $0.5 and $4.0 million, respectively, and in the three and nine months ended March 31, 2022, the Company recorded a loss of $3.4 and $5.3 million, respectively. The gain in fiscal year 2023 is primarily due to receipt of $5.0 million in sales proceeds offset by a $0.5 million transaction fee and other expenses. The Company received proceeds of $0.5 million in the third quarter, which were previously held back. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	Increase (Decrease) (1)	2023	2022	Increase (Decrease) (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$16.0	$15.8	$0.2	$49.4	$48.5	$0.9
Fees	2.5	2.4	0.1	8.3	8.6	(0.3)
Product sales to franchisees	0.6	1.3	(0.7)	2.2	11.7	(9.5)
Advertising fund contributions	7.8	8.1	(0.3)	24.0	24.2	(0.2)
Franchise rental income	26.6	32.7	(6.1)	85.8	100.2	(14.4)
Total franchise revenue (1)	$53.6	$60.3	$(6.7)	$169.7	$193.3	$(23.6)

Franchise same-store sales (2)	6.0%	8.8%		5.1%	18.0%

Franchise adjusted EBITDA	$4.8	$2.9	$1.9	$17.3	$5.2	$12.1
Total franchise salons	5,057	5,504	(447)
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
Franchise Revenue
Franchise revenue decreased $6.7 and $23.6 million during the three and nine months ended March 31, 2023, respectively. The decreases in franchise salon revenue during the three and nine months ended March 31, 2023 were primarily due to the decrease in franchise rental income as a result of lower salon count and the decrease in product sales to franchisees due to the Company's shift to a third-party distributor model. During the twelve months ended March 31, 2023, franchisees purchased three salons from the Company and constructed (net of relocations) and closed 17 and 467 franchise salons, respectively.
Franchise Adjusted EBITDA
During the three and nine months ended March 31, 2023, franchise adjusted EBITDA totaled $4.8 and $17.3 million, respectively, an improvement of $1.9 and $12.1 million compared to the three and nine months ended March 31, 2022, respectively. The improvements are primarily due to an increase in average royalty revenues and a decrease in general and administrative expense.

Company-Owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	(Decrease) Increase (1)	2023	2022	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$2.2	$3.5	$(1.3)	$7.9	$16.6	$(8.7)
Company-owned salon adjusted EBITDA	$(0.6)	$(3.3)	$2.7	$(1.5)	$(8.0)	$6.5
Total company-owned salons	70	117	(47)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Company-Owned Salon Revenue
Company-owned salon revenue decreased $1.3 and $8.7 million during the three and nine months ended March 31, 2023, respectively, primarily due to the 2023 Net Salon Count Changes and a decline in product sales in salons.
Company-Owned Salon Adjusted EBITDA
During the three and nine months ended March 31, 2023, company-owned salon adjusted EBITDA improved $2.7 and $6.5 million, respectively, primarily due to the closure of unprofitable salons. The nine months ended March 31, 2023 also benefited from a $1.1 million grant received from the state of North Carolina related to COVID-19 relief in the second quarter.

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
As of March 31, 2023, cash and cash equivalents were $8.8 million, with $7.7 and $1.1 million within the United States and Canada, respectively.
As of March 31, 2023, the Company's borrowing arrangements include a $172.9 million term loan and a $55.0 million revolving credit facility that expires in August 2025. As of March 31, 2023, the unused available credit under the revolving credit facility was $34.3 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $43.0 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Additionally, in February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During the three and nine months ended March 31, 2023, the Company did not issue shares under the prospectus supplement. During the nine months ended March 31, 2022, the Company issued 9.3 million shares and received net proceeds of $37.2 million. As of March 31, 2023, $11.6 million remains outstanding under the share issuance program.
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
Cash Requirements
The Company's most significant contractual cash requirements as of March 31, 2023 were lease commitments and interest payments. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further lease commitment detail.

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2023, cash used in operating activities was $8.5 million compared to $34.4 million in the prior year. Cash used in operations improved due to lower general and administrative expense, a $1.1 million cash grant received from the state of North Carolina related to COVID-19 relief, $0.6 million received related to COVID-19 employee retention credits and less cash used for working capital. Cash used in fiscal year 2023 included a $2.5 million payment of previously deferred social security contributions.
Cash Flows from Investing Activities
During the nine months ended March 31, 2023, cash provided by investing activities of $4.2 million primarily related to cash received of $5.0 million from the sale of OSP, partially offset by a $0.5 million transaction fee. During the nine months ended March 31, 2022, cash used in investing activities of $4.3 million was primarily due to capital expenditures, primarily related to internally-developed capitalized software.
Cash Flows from Financing Activities
During the nine months ended March 31, 2023, cash used in financing activities was $2.6 million, primarily as a result of debt refinancing fees of $4.4 million, partially offset by a net $1.9 million borrowing under the Company's revolving credit facility. During the nine months ended March 31, 2022, cash provided by financing activities was $43.2 million, primarily as a result of net proceeds related to the issuance of common stock and a net draw on the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

March 31, 2023	122.0%
June 30, 2022	120.8%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The increase in the debt to capitalization ratio as of March 31, 2023 was primarily due to an increase in outstanding borrowings compared to June 30, 2022.

Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2023, the Company did not issue shares under the prospectus supplement. As of March 31, 2023, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the nine months ended March 31, 2023, the Company did not repurchase any shares. As of March 31, 2023, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program.

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
Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company currently faces, and in the past has faced, allegations of franchise regulation violations, breach of franchise agreements, fraud and unfair or deceptive trade practices. These claims have increased following the Company's franchising of its company-owned locations. Additionally, the Company currently faces, and in the past has faced, allegations of non-payment of rent and associated charges pursuant to leases in which the Company is the tenant under a master lease for a location subleased to a franchisee. These claims have increased since the advent of COVID-19 and can be attributed in part to decreases in salon revenue causing franchisees to fail to pay rent or cease operations. The Company has incurred judgments and settled some lawsuits and claims, and others remain pending. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, in the future, the Company could incur judgments or settle claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except as follows.
Sales and staffing at franchise locations may not return to pre-pandemic levels.
Sales and staffing at most of our franchise locations have not returned to their pre-pandemic levels causing our franchisees to earn less profits or incur losses. Franchisees may be unable to pay their royalties which could decrease cash collections. Some franchisees have stopped paying rents as they come due, reduced operating hours or closed before the lease end date, which are violations of the lease agreement and may results in penalties depending on the lease which may increase our cash outflows when the franchisee subleases from us or we guarantee the lease. Franchisees who decide to close their salons when there is not another franchisee willing to take over the business decreases the size of our fleet and our revenues.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the nine months ended March 31, 2023, the Company did not issue shares under the prospectus supplement. On March 31, 2023, $11.6 million remains under the prospectus supplement, which equates to 10.4 million shares based on the share price as of March 31, 2023.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of March 31, 2023, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At March 31, 2023, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2023.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2023, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2023, formatted in iXBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2023	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)