Form 10-K
period 2023-06-30
REGIS CORP
filed 2023-08-23
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2022, was approximately $55,220,726. The registrant has no non-voting common equity.
As of August 16, 2023, the registrant had 45,566,228 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2023 meeting of shareholders (the "2023 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2023) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; our potential responsibility for Empire Education Group, Inc.'s liabilities; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with New York Stock Exchange listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; the successful migration of our franchisees to the Zenoti salon technology platform; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement, access to the existing revolving credit facility, and acceleration of our obligation to repay our indebtedness; limited resources to invest in our business; premature termination of agreements with our franchisees; financial performance of Empire Education Group, Inc.; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2023

PART I

Item 1.    Business
General:
Regis Corporation franchises and owns hair care salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2023, the Company franchised or owned 4,863 locations, primarily in North America. The Company's locations consist of 4,795 franchised salons and 68 company-owned salons. Each of the Company's salon concepts generally offer similar salon products and services.
The major services supplied by the salons are haircutting and styling (including shampooing and conditioning) and hair coloring. Salons also sell a variety of hair care and other beauty products. We earn royalty revenue based on service and product sales at our franchise locations and earn revenue for services and products sold at our company-owned salons. Salons operate primarily under the trade names of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters and they generally serve the value category within the industry. Salons are primarily located in strip center locations and Walmart Supercenters.
Financial information about our segments and geographic areas for fiscal years 2023, 2022 and 2021 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2023, 98.6% of our salons are owned by franchisees. The remaining 68 company-owned salons will be sold or closed when the related leases expire or terminate.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently-owned and operated. In nearly every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently-owned salons, in-home hair services, booth rentals and blow dry bars. The Company also faces competition from other franchise organizations outside of the hair salon industry in attracting new franchisees.
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

Salon Franchising Program:
General.    We provide our franchisees with a comprehensive system of business training, stylist education, site approval, professional marketing, promotion, and advertising programs, and other forms of ongoing support designed to help franchisees build successful businesses. Historically, we have signed the salon lease and then subleased the space to our franchisees. However, moving forward, for new locations and some lease renewals, we will seek for franchisees to sign the salon leases directly with the landlords. We have the right to approve salon leases. The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, prices charged for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design, and decor and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control day-to-day franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company's franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees' employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees' employees' wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, and/or discipline and discharge.
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

Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, management training, marketing fundamentals and controls. Existing franchisees receive training, counseling and information from the Company on a regular basis. The Company provides franchise salon managers and stylists with access to technical training resources.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, comprehensive retail assortments, and engagement through technology all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times are essential elements in delivering an efficient guest experience. Our mobile applications and online check-in capabilities, including check-ins directly from Google®, allow us to capitalize on our guests' desire for convenience. Our franchisees continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic, and managing guest wait times. Our franchise salons are located in high-traffic strip centers and Walmart Supercenters, with guest parking and easy access, and are generally open seven days per week to offer guests a variety of convenient ways to fulfill their beauty needs.
Stylists. Our Company depends on the stylists in our system to help deliver great guest experiences. We believe in the importance of the ongoing development of stylists' craft. We aim to be an industry leader in stylist training, including the utilization of both live and digital training. We believe stylists deliver a superior experience for guests when they are well-trained technically and through years of experience. We employ trainers who provide new hire training for stylists joining the Company and train franchisee trainers. We supplement internal training with targeted vendor training and external trainers that bring specialized expertise to stylists in our system. We utilize training materials to help all levels of field employees navigate the operation of a salon and essential elements of guest service training within the context of brand positions.
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $24 to $30. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control all pricing at their locations.
Retail Assortments. Salons sell nationally recognized hair care and beauty products, as well as an assortment of company-owned brand products. Stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include: L'Oreal Professional Brands, Regis Private Label Brand, Designline®, and Paul Mitchell. We also distribute our Designline brand through distribution channels, including Amazon.com and Walmart.com.
Marketing. Our marketing is brand specific and funded primarily from contractual contributions, based on sales, to the brand's cooperative advertising funds. These funds are used largely in support of advertising and other efforts to increase guest traffic to our salons, grow online booking usage, and improve overall awareness of and affinity for our brands. A portion of our marketing funds are used in support of stylist recruitment and training to grow the number of active stylists in our system.
Technology. In fiscal year 2022, we sold our proprietary back-office salon management system, Opensalon® Pro to a third party, Soham Inc. (Zenoti). See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. We expect all our salons will transition to the Zenoti salon technology platform. We also use mobile applications to allow guests to view wait times and interact in other ways with salons.
Salon Support. Our corporate headquarters is referred to as Salon Support. We take a service-oriented mentality to best support our franchisees and oversee our remaining company-owned locations. Salon Support and our associated priorities are aligned with our brands to enhance the effectiveness and efficiency of the service we provide. Salon Support is primarily located in Minneapolis, Minnesota while allowing for hybrid and remote work.

Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. Descriptions of the Company's salon concepts are listed below:
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 2,082 franchised and seven company-owned Supercuts locations throughout North America.
SmartStyle/Cost Cutters in Walmart stores.    SmartStyle and Cost Cutters salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located in Walmart Supercenters. This concept has primarily a "walk-in" guest base with value pricing. The Company has 1,388 franchised and 48 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenter locations throughout North America.
Portfolio Brands.   Portfolio Brands salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters, Roosters, Hair Masters, Cool Cuts for Kids, Style America, Famous Hair, Magicuts, Holiday Hair, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 1,223 franchised and 13 company-owned Portfolio Brands locations throughout North America.
International Salons.    International salons are locations operating in the United Kingdom, primarily under the Supercuts and Regis concepts. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 102 franchised international locations.
The tables below set forth the number of system-wide locations (Franchised and Company-owned) and activity within the various salon concepts.
System-wide location counts

	June 30,
	2023	2022	2021

FRANCHISE SALONS:
Supercuts	2,082	2,264	2,386
SmartStyle/Cost Cutters in Walmart stores	1,388	1,646	1,666
Portfolio Brands	1,223	1,344	1,357
Total North American salons	4,693	5,254	5,409
Total International salons (1)	102	141	154
Total Franchise salons	4,795	5,395	5,563
as a percent of total Franchise and Company-owned salons	98.6%	98.1%	95.3%

COMPANY-OWNED SALONS:
Supercuts	7	18	35
SmartStyle/Cost Cutters in Walmart stores	48	49	91
Portfolio Brands	13	38	150
Total Company-owned salons	68	105	276
as a percent of total Franchise and Company-owned salons	1.4%	1.9%	4.7%

Total Franchise and Company-owned salons	4,863	5,500	5,839

Constructed locations (net relocations)

	Fiscal Years
	2023	2022	2021

FRANCHISE SALONS:
Supercuts	11	15	21
SmartStyle/Cost Cutters in Walmart stores	—	1	—
Portfolio Brands	4	5	10
Total North American salons	15	21	31
Total International salons (1)	—	—	1
Total Franchise salons	15	21	32

COMPANY-OWNED SALONS:
Supercuts	—	—	4
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Portfolio Brands	1	—	—
Total Company-owned salons	1	—	4
Closed locations

	Fiscal Years
	2023	2022	2021

FRANCHISE SALONS:
Supercuts	(196)	(156)	(273)
SmartStyle/Cost Cutters in Walmart stores	(258)	(49)	(56)
Portfolio Brands	(123)	(81)	(82)
Total North American salons	(577)	(286)	(411)
Total International salons (1)	(39)	(13)	(14)
Total Franchise salons	(616)	(299)	(425)

COMPANY-OWNED SALONS:
Supercuts	(11)	(6)	(54)
SmartStyle/Cost Cutters in Walmart stores	(1)	(15)	(252)
Portfolio Brands	(25)	(40)	(307)
Total Company-owned salons	(37)	(61)	(613)

Conversions (including net franchisee transactions) (2)

	Fiscal Years
	2023	2022	2021

FRANCHISE SALONS:
Supercuts	3	19	130
SmartStyle/Cost Cutters in Walmart stores	—	28	405
Portfolio Brands	(2)	63	212
Total Franchise salons	1	110	747

COMPANY-OWNED SALONS:
Supercuts	—	(11)	(125)
SmartStyle/Cost Cutters in Walmart stores	—	(27)	(408)
Portfolio Brands	(1)	(72)	(214)
Total Company-owned salons	(1)	(110)	(747)
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)During fiscal years 2023, 2022 and 2021, the Company acquired 0, 0 and 1 salon locations, respectively, from franchisees. During fiscal years 2023, 2022 and 2021, the Company sold 1, 110 and 748 salon locations, respectively, to franchisees.

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
Our People
As of June 30, 2023, the Company employed 435 employees. The Company offers flexible work arrangements such as hybrid and remote work.
Diversity and Inclusion
The Company promotes diversity of thoughts, backgrounds, experiences, and ideas. As of June 30, 2023, 86% of the Company's entire workforce are women and 14% are men. Additionally, 68% of the Company's leadership positions are held by women.

Families First
Over one hundred years ago, the Company began as a family business and its support of families continues today. It offers up to 16 weeks of parental leave, including adoption, up to 12 of which are paid, so that parents have time to focus on their newest family members. It also offers flexible work arrangements, including full-time telecommuting. Additionally, the Company offers flexible paid time off, which allows employees to control their time away from work based on individual needs, not years of service.
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
Development and Engagement
Continuous employee development and engagement are essential to creating a high-performance culture. In fiscal years 2023 and 2022, we increased our investment in learning and development. In addition to the resources available on our internal Learning Hub, we launched our Beauty of Series, which consists of interactive sessions designed to help our employees unleash their potential.
We surveyed our employees to provide them with an opportunity to share anonymous feedback with management in a variety of areas, including support from leadership, communication and collaboration, growth and career opportunities, available resources, and recognition. Leaders reviewed the results to determine opportunities and develop action plans for their teams to improve engagement and the overall employee experience. We introduced Regis Listens, which highlights offerings that we've implemented as a result of employee feedback to show employees that we are listening.
Corporate Responsibility
The Company will not do business with organizations that employ or condone unfair labor practices. Instead, it partners with companies who share its commitment to ethical business conduct and fair labor practices. The Company also specifically condemns human trafficking and abuse of child labor.

Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business, as well as a variety of regulatory provisions relating to the conduct of its beauty-related business, including health and safety. At the end of fiscal year 2020, the majority of state and local governments where we operate temporarily mandated the closure of our salons in response to the COVID-19 global pandemic. These pandemic related government-mandated closures continued into fiscal year 2021 and into fiscal year 2022 in parts of Canada. We monitor state and local regulations carefully to ensure the safety of our stylists and guests.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and to state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of a disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and where registration is required. State laws that regulate the franchisee/franchisor relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, prohibit interference with the right of free association among franchisees, and limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
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
The Company believes it is operating in substantial compliance with applicable laws and regulations governing all its operations.
The Company maintains an ownership interest in Empire Education Group, Inc. Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education's Title IV Higher Education Act of 1965. For the students to receive financial assistance at the schools, the beauty schools must maintain eligibility requirements established by the U.S. Department of Education. In 2020, the Company signed an agreement to sell our ownership interest in EEG to the other owner. The transaction is subject to state ownership transfer approvals.
Financial Information about Foreign and North American Operations
Financial information about foreign and North American operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Available Information
The Company is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). All our reports, proxy and information statements and other information are available on the SEC's internet site (www.sec.gov).
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

Executive Officers of the Registrant:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

John Davi	45	Executive Vice President, Chief Digital Officer
Michelle DeVore	39	Senior Vice President, Marketing
Matthew Doctor	36	President and Chief Executive Officer
Michael Ferranti	40	Executive Vice President, Chief People Officer
Jim Lain	59	Executive Vice President, Chief Operating Officer
James Suarez	48	Senior Vice President, Merchandising and Education
Kersten Zupfer	48	Executive Vice President, Chief Financial Officer
John Davi was appointed to Executive Vice President and Chief Digital Officer in July 2022. Previously, he served as Executive Vice President and Chief Technology Officer from October 2021 to July 2022. Prior to joining the Company, Mr. Davi served as an advisor at Apostrophe, a wellness and fitness services company, from July 2012 to October 2021, as Chief Product Officer for BriteCore, a cloud-based insurance solution for personal and commercial insurance providers, from November 2019 to November 2020, Senior Vice President of Product at MINDBODY, Inc, a wellness and fitness services company, from February 2018 to September 2019, founding Vice President of Product for Diffbot, and Head of Engineering for Cisco Systems' Media Solutions Group.
Michelle DeVore was appointed to Senior Vice President, Marketing in August 2022. Prior to joining the Company, Ms. DeVore was Vice President, Customer Experience at European Wax Center, a chain of hair removal salons, from November 2019 to August 2022. Prior to European Wax Center, Ms. DeVore served as consultant at StudioMDV, LLC, an advertising services company, from March 2019 to August 2022, as Vice President E-commerce Marketing at Aerus LLC, an air and surface purification manufacturer, from October 2017 to March 2019, and she directed digital transformation and growth in a variety of roles and as a consultant focused on brand strategy, digital innovation and e-commerce.
Matthew Doctor was appointed to President and Chief Executive Officer in May 2022, after holding such position on an interim basis since December 2021. Previously, he served as Executive Vice President and Chief Strategy Officer from February 2021 to December 2021, and as a consultant to the Company from December 2020 to February 2021. Prior to joining the Company, he was Chief Financial Officer of Kava Restaurants LLC, a Tim Horton's franchisee, from May 2018 to December 2020. Earlier in his career, Mr. Doctor worked in business development at Restaurant Brands International and was in investment banking with J.P. Morgan.
Michael Ferranti was appointed to Executive Vice President and Chief People Officer in December 2021. Previously, he served as Senior Vice President, People and Culture from March 2021 to December 2021. Before joining the Company, Mr. Ferranti served as Head of M&A and Franchising for Subway Restaurants U.S. and Canada, a restaurant brand, from September 2020 to March 2021. Prior to Subway Restaurants, Mr. Ferranti served as Global Head of Development, HR, IT - Chief Administrative Officer of Le Pain Quotidien, a chain of bakery restaurants, from October 2018 to November 2019, and held a variety of leadership roles with KraftHeinz and Restaurant Brands International previous to that.
Jim Lain was appointed to Executive Vice President and Chief Operating Officer in December 2021. Previously, he served as President of SmartStyle from June 2021 to December 2021 and President of Portfolio Brands from December 2020 to June 2021. Mr. Lain served as a consultant to the Company from July 2020 to December 2020 and as Executive Vice President and Chief Operating Officer from November 2013 to July 2020. Before joining the Company, Mr. Lain served as Vice President at Gap, Inc. from August 2006 to November 2013.
James Suarez was appointed to Senior Vice President, Merchandising and Education in February 2022. Prior to his promotion to Senior Vice President, Merchandising and Education, Mr. Suarez had 25 years of combined salon operations and education experience at the Company, including as Vice President of Merchandising and Education from October 2021 to February 2022 and as Vice President of Education from August 2017, and he also holds a seat on the board of directors of Empire Education Group, Inc.
Kersten Zupfer was appointed to Executive Vice President and Chief Financial Officer in November 2019. For more than 13 years before her promotion to Chief Financial Officer, Ms. Zupfer served in accounting and finance roles of increasing leadership at the Company. Ms. Zupfer served as Senior Vice President and Chief Accounting Officer from November 2017 to November 2019, prior to which she served as Vice President, Corporate Controller and Chief Accounting Officer from December 2014 to November 2017.

Item 1A.    Risk Factors
Business and Industry Risks
Changes in consumer shopping trends and manufacturer choice of distribution channels may negatively affect both service and product revenues.
Our salons are partly dependent on the volume of customer foot traffic around their locations to generate both service and product revenues. Because many of our salons are located in shopping centers, customer foot traffic may be adversely affected by changing consumer shopping trends that favor internet-based shopping or alternative shopping methods or locations.
In addition, we are experiencing a proliferation of alternative channels of distribution, such as blow dry bars, booth rental facilities, discount brick-and-mortar and online professional product retailers, as well as manufacturers selling directly to consumers online, all of which may negatively affect our product and service revenue. Also, product manufacturers may decide to utilize these other distribution channels to a larger extent than in the past and they generally have the right to terminate relationships with us with little advance notice. These changes in distribution channels could also reduce the volume of foot traffic around our salons, and in turn, our revenues may be adversely affected.

We are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have an adverse effect on our business, financial condition and revenues.
In our U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretations, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we or our franchisees fail to comply with any present or future laws or regulations, we or they could be subject to future liabilities or a prohibition on the operation of salons.
A number of U.S. states, Canadian provinces, and municipalities in which we do business have recently increased, or are considering increasing, the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages, employment taxes and overtime pay result in an increase in salon operating costs, and the salons' ability to offset these increases through price increases may be limited. In fact, increases in minimum wages have increased salon operating costs over the last five years. In addition, a growing number of states, provinces and municipalities have passed, or are considering passing, requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee's shift as it nears), and other requirements that increase the administrative complexity and cost of managing a workforce. Increases in costs for our franchisees could lead to reduced profitability of salons, which may lead to salon closures. Finally, changes in labor laws designed to facilitate union organizing, could increase the likelihood of stylists being subjected to greater organized labor influence. If a significant portion of stylists were to become unionized, it would have an adverse effect on salon operations which adversely impacts our business and financial results.
If the National Labor Relations Board (NLRB) were to decide to treat our franchisees as "joint employers" with us or if our franchisees are classified as large employers under minimum wage statutes because of their affiliations with us, this could have an adverse impact on our business. In addition, we and our franchisees must comply with state employment laws, including the California Labor Code, which has stringent requirements and penalties for non-compliance.
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
We may be responsible for Empire Education Group, Inc.'s liabilities.
We have a majority ownership interest in Empire Education Group, Inc. (EEG), an operator of accredited cosmetology schools. EEG students receive significant federal financial aid through the U.S. Department of Education. The Department of Education has released proposed rules related to gainful employment that could be detrimental to EEG's business model. If EEG were to become insolvent, the Department of Education could hold the Company responsible for EEG's liabilities.

Changes in the general economic environment may impact our business and results of operations.
Changes to the U.S., Canada and U.K.'s economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders, and other casualty events that influence consumer confidence and spending, may impact our business and results of operations. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns may impact our revenue.
Our success depends, in part, on our ability to anticipate, gauge and react in a timely manner to changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns. If we do not timely identify and properly respond to evolving trends and changing consumer demands for hair care or services, salon sales may decline. Remote work arrangements reduce foot traffic in downtowns, city centers, and other business districts where our salons are located, causing a reduction in our revenue.
We currently are not in compliance with New York Stock Exchange listing requirements.
In June 2022, we received written notice from the New York Stock Exchange (NYSE) that we did not meet certain NYSE continued listing standards. Under the NYSE continued listing standards, the Company is required to maintain (a) a minimum average closing price of $1.00 per share over a period of 30 consecutive trading days, and (b) an average market capitalization of at least $50.0 million over a period of 30 consecutive trading days, and at the same time, total stockholders' equity equal to or greater than $50.0 million. On September 1, 2022, we were notified we cured the minimum average closing price of $1.00 per share, but our average market capitalization was still non-compliant. If our average market capitalization is not greater than $50.0 million on December 13, 2023, we will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

Operating Risks
We are substantially dependent on franchise royalties and the overall success of our franchisees' salons.
Our success is substantially dependent on franchise royalties and the overall success of our franchisees' salons. Many franchisees have seen a decline in revenues in recent years which reduces their profitability. As a result, franchise salon closures have increased, which reduces our royalty income. In addition, franchisees may be unable to pay their royalties which could decrease cash collections. Some franchisees have stopped paying rents as they come due, reduced operating hours, or closed before the lease end date, which are violations of the lease agreements and may result in penalties depending on the lease, which may increase our cash outflows when the franchisee subleases from us, or we guarantee the lease. Franchisees who decide to close their salons when there is not another franchisee willing to take over their business decreases the size of our fleet and our royalty revenues.
To support and enhance our franchisees' businesses, we may need to invest in certain unanticipated new capabilities and/or services and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, as a fully-franchised business, we may be exposed to additional legal, compliance and operational risks specific to this business model, including the business failure of unproven new salon owners.
Our salons are dependent on a third-party preferred supplier agreement for merchandise.
In fiscal year 2023, we entered into a preferred supplier agreement with a supplier. This change has and will continue to reduce our future revenue. If our new supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, events or circumstances beyond our control, including economic instability and other impactful events and circumstances in the regions in which our supplier and its manufacturers are located, the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and its manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the supplier and the areas in which it operates, may adversely impact our and our franchisees' profitability.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is strongly dependent upon the stylists who serve our guests and the customer experience in our salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Regulations proposed by the Department of Education, if passed, could reduce access to Federal financial aid for beauty schools which could reduce the number of qualified stylists to recruit if licensing requirements are not adjusted. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, labor shortages and increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In most markets, we and our franchisees have experienced a shortage of qualified stylists or a reduction in the hours stylists will work. Offering competitive wages, benefits, education, and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues, and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. We are making significant investments in programs to attract and retain stylists. If our strategies are not successful in attracting, training, and retaining stylists or in staffing salons, our system-wide sales or the performance of our business could experience periods of volatility or sales could decline and our results of operations could be adversely affected.

Our continued success depends, in part, on the success of our franchisees, which operate independently.
As of June 30, 2023, 98.6% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
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
A deterioration in the financial results of our franchisees, a failure of our franchisees to renew their franchise agreements or closure of locations adversely affects our operating results through decreased royalty payments and fees. We also must continue to attract qualified franchisees and work with them to make their businesses successful.
In addition, challenges in supporting our franchise system could cause our operating results to suffer. If we are unable to effectively select and train new franchisees and support our growing franchisee base, it could affect our brand standards, cause disputes between us and our franchisees, and potentially lead to material liabilities.
Our business is dependent on franchisees continuing to operate. When a franchisee exits the franchise system, and we are unable to recruit an existing or new franchisee to run that salon location, our salon count and revenues decline. A decline in salon count could also reduce the value of our brands. Additionally, we are dependent on our franchisees to grow their business in order for our business to grow. However, franchisees may not have access to capital, labor, etc., to support their growth.

Data security and data privacy compliance requirements could increase our costs, and cybersecurity incidents could result in the compromise of potentially sensitive information about our guests, franchisees, employees, vendors, or Company and expose us to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The normal operations of our business and our investments in technology involve processing, transmitting and storing potentially sensitive personal information about our guests, employees, franchisees, vendors and our Company, all of which require the appropriate and secure utilization of such information and subjects us to increased focus regarding our data security compliance. Cyber-attacks, including ransomware, designed to gain access to sensitive information by breaching mission critical systems of large organizations (and their third-party vendors) are constantly evolving and high-profile electronic security breaches leading to unauthorized release of sensitive information have occurred at a number of large U.S. companies in recent years. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. We will continue our efforts to meet any applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. We rely on commercially available systems, software, and tools to provide security for processing, transmitting, and storing of sensitive information. As this risk of cyber-attacks increases, our related insurance premiums may also increase. Despite the security measures and processes we have in place, our efforts (and those of our third-party vendors) to protect sensitive guest, employee, franchisee, vendor, and Company information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. We have, from time to time, experienced threats to, and incidents involving, our systems and information, none of which have been material to date. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence. Such events could also lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could potentially subject us to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages. The costs to remediate security incidents or breaches that may occur could be material. Also, as cyber-attacks become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Furthermore, while our franchisees are independently responsible for data security at their franchised salon locations, a security incident or breach at a franchised salon location could negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.

Our SmartStyle salon operations are dependent on our relationship with Walmart.
As of June 30, 2023, we had 1,436 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord. Business within each of those 1,436 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to (a) close up to 100 salons per year for any reason, upon payment of certain buyout fees; (b) terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; (c) non-renew the lease agreements if salons fail to reach certain sales thresholds; (d) impose penalties for failing to meet required operation hours; and (e) terminate the lease if the Walmart store is closed. Future franchising activity is dependent upon a continued relationship between us and Walmart, as well as Walmart's approval of our proposed franchisee on a location-by-location basis. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our salons in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.

Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic with advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are focusing on improving guest experiences to provide brand differentiation and preference as well as ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition, and results of operations may be adversely affected. Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. Additionally, we plan to increase our digital marketing efforts, and the success of those efforts is dependent upon our franchisee's migration to the Zenoti salon technology platform and customers opting-in to receive marketing messages from us.
Our success depends substantially on the migration of our franchisees to the Zenoti salon technology platform.
The success of our digital marketing efforts discussed previously, as well as our ability to provide franchisees with back-office and salon management support, including walk-in or advanced appointments, is dependent upon our franchisees' adoption of the Zenoti point-of-sale software. Additionally, some of our technology capabilities will require development by Zenoti, and thus if not developed, may adversely affect our digital marketing efforts and our ability to provide our franchisees with critical functionality and information.
Our success depends substantially on the value of our brands.
Our success depends, in large part, on our ability to maintain and enhance the value of our brands, our customers' connection to our brands and a positive relationship with our franchisees. Declining franchisee revenue reduces the advertising funds available to invest in the brands and a decline in the Company's investment in its brands could reduce brand awareness and the overall value of our brands. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity, including via social media or if they result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts, or the ordinary course of our or our franchisees' business. Other incidents may arise from events that may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, social issues or otherwise, litigation and claims, security breaches or other fraudulent activities associated with our back-office management or payment systems, and illegal activity targeted at us or others. Consumer demand for our products and services and our brands' value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services. This could result in lower sales and, ultimately, lower royalty income, which could materially and adversely affect our business and operating results.
We rely heavily on our information technology systems for our key business processes. If we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, monitor salon performance, generate payroll information, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches and natural disasters. Certain capabilities or entire systems may become outdated which could limit functionality. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. In addition, our management information systems are developed and maintained by external vendors, and we are transitioning our franchisees onto the Zenoti salon technology platform. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Any such conduct with respect to our franchisees could also result in litigation.

We rely on external vendors for products and services critical to our operations.
We, along with our franchisees, rely on external vendors for the manufacture, supply and distribution of our owned brand products, other retail products we sell, and products we use during salon services, such as color and chemical treatments. We also rely on external vendors for various services critical to our operations and the security of certain Company data. Our dependence upon vendors exposes us to operational, reputational, financial and compliance risk.
If salon product offerings do not meet guests' expectations regarding safety and quality, we could experience lost sales, increased costs, and exposure to legal and reputational risk. All our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products and packages we buy, for either use on a guest during a service or resale to the public, comply with all safety and quality standards. Events that give rise to actual, potential, or perceived product safety concerns or mislabeling could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities.
Our vendors are also responsible for the security of certain Company data, as discussed above. If one of our key vendors becomes unable to continue to provide products and services, or their systems fail, or are compromised or the quality of their systems deteriorate, we may suffer operational difficulties and financial loss.
The use of social media may have an adverse effect on our reputation.
Our reputation is critical to our ability to compete and succeed. However, our reputation may be damaged by negative publicity on social media or other channels regarding the quality of products or services we provide. There has been a substantial increase in the use of social media platforms, which allow individuals to be heard by a broad audience of consumers and other interested persons. Negative or false commentary regarding our brands or the products or services we offer may be posted on social media platforms at any time. Customers value readily available information and may act on information without further investigation or regard to its accuracy. The harm to our reputation may be immediate, without affording us an opportunity for redress or correction. Our reputation may also be damaged by factors that are mostly or entirely out of our control, including actions by a franchisee or a franchisee's employee.
We also use social media platforms as marketing tools. As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees, franchisees or third parties acting at our direction, to abide by applicable laws and regulations in the use of these platforms could adversely affect our business, financial condition and revenues.
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
Our franchise agreements require each franchisee to maintain specified insurance coverages and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee's ability to satisfy its obligations under its franchise agreement, including its ability to make royalty payments.

Financial and Economic Risks
We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would materially adversely affect our financial condition and results of operations.
Our ability to make interest payments and comply with debt covenants associated with our indebtedness depends on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Specifically, our interest payments are based on the secured overnight financing rate (SOFR), such that an increase in the SOFR will have a negative impact on our cash flows.
If we fail to comply with any of the covenants in our existing financing arrangement, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.
If we fail to comply with the terms in our existing financing arrangements, such a failure may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. The impacts of significant business disruptions could ultimately impair our ability to comply with our covenants, which could preclude our ability to access our credit facility or accelerate our debt repayment obligation, which is secured by a lien on substantially all of the Company's assets.
We have limited resources to invest in our business and execute on our strategic plans.
Under our current operating and financial model, we use the cash we generate and borrow to cover the operating costs of our business as it is currently conducted and to pay interest expense on outstanding debt. We have limited capital resources available to invest in further execution of our strategy to grow our business. While management’s projections demonstrate our ability to continue funding our business in this manner through the maturity of our revolving credit facility in August 2025, we do not expect to have access to additional cash to make further investments in the business. In order for the Company to be able to repay its debt in full upon maturity, or restructure the debt prior to August 2025, the Company will likely need to explore options for refinancing the indebtedness, and the availability of such options depends on the ability of the Company to continue to improve its cash from operations and other market conditions.
Premature termination of franchise agreements can cause losses.
Our franchise agreements may be subject to premature termination in certain circumstances, such as failure of a franchisee to cure a default, monetary or otherwise, a franchisee bankruptcy, voluntary termination, or abandonment of the franchise. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which could cause us to incur significant legal fees and expenses and/or to take back and operate such salons as company-owned salons. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the franchise agreement. In addition, with many of our brands, we remain liable under the lease and, therefore, will be obligated to pay rent or enter a settlement with the landlord, and we may not be made whole by the franchisee. A significant loss of franchisee agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
Empire Education Group, Inc. may be unsuccessful, which could adversely affect our financial results.
In 2020, we entered into an agreement to sell to the other owner our 55.1% ownership stake in EEG. The transaction is subject to regulatory approval before it can close, and there is no guarantee that the regulatory approval will occur. Due to poor financial performance of EEG, we fully impaired the investment in prior years. If the transaction does not close as anticipated and EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability, continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this investment.
Failure to control costs may adversely affect our operating results.
We must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, professional fees, operating lease costs, other expenses, or indirect spending could delay or prevent us from achieving increased profitability or otherwise adversely affect our operating results.

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
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results and prevent or detect material misstatements due to fraud, which could reduce investor confidence and adversely affect the value of our common stock.
Effective internal controls over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline or have other potential adverse consequences. Commencing with our fiscal 2023 audit, and as a result of our smaller reporting company status, we are not required to obtain, nor did we obtain, an audit of our system of internal controls over financial reporting.
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
Utilization of the net operating loss carryforwards may be subject to an annual limitation if an ownership change occurs under Section 382 of the Internal Revenue Code of 1986. An ownership change could be triggered by subsequent sales of securities by us, or our shareholders and such a change of ownership may limit our utilization of net operating losses.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings or claims, including possible fines and penalties, could have an adverse effect on our business and any loss contingency accruals may be inadequate to cover actual losses.
From time-to-time in the ordinary course of our business operations, we are subject to litigation, including potential class action and single-plaintiff litigation, arbitration and other legal or regulatory proceedings or claims. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could require significant time commitments from our management team and result in substantial costs and diversion of our resources, which may cause an adverse effect on our business, financial condition and revenues. We establish accruals for potential liabilities arising from litigation and other legal or regulatory proceedings or claims when potential liabilities are probable, and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings as well as claims could adversely affect our business, financial condition or revenues.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company leases its corporate headquarters in Minneapolis, Minnesota, and the lease expires in 2030.
In fiscal year 2022, the Company exited its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed agreements to sublease the facilities in the short-term before a full lease novation in fiscal years 2023 and 2024. The Company also exited its Fremont, California office in fiscal year 2023 and is actively trying to sublet the space that has a lease obligation through September 30, 2024.
The Company leases the premises in which approximately 87% of its franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant.
The Company operates all its company-owned salons under lease agreements with original terms of at least five years, generally with the ability to renew at the Company's option, for one or more additional five-year periods. Approximately half of our company-owned salons have leases that expire in January 2024, which the Company does not intend to renew.
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

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."
Holders
As of August 16, 2023, the Company had approximately 1,126 shareholders of record. The closing stock price was $1.23 per share on August 16, 2023.
Dividends
In accordance with its capital allocation policy, the Company does not pay dividends.
Share Issuance Program
On February 3, 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During fiscal year 2023, the Company did not issue shares. As of June 30, 2023, $11.6 million remains available under the prospectus supplement, which equates to 10.4 million shares based on the share price as of June 30, 2023.
The Company issued the following common stock through its share issuance program:

	Fiscal Years
	2023	2022	2021

Issued shares	—	9,295,618	—
Average price (per share)	$—	$4.13	$—
Price range (per share)	$—	$3.76 - $5.99	$—
Total	$—	$38.4 million	$—
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2023, the Company did not repurchase shares. As of June 30, 2023, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
BUSINESS DESCRIPTION
Regis Corporation (the Company) franchises, owns and operates beauty salons. As of June 30, 2023, the Company franchised or owned 4,863 salons in North America and the United Kingdom. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of June 30, 2023, we had 435 corporate employees worldwide. See discussion within Part I, Item 1 of this Form 10-K.
As part of the Company's strategic transition to a fully-franchised model, the Company is selling salons to franchisees. The impact of these transactions is as follows:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Salons sold to franchisees	1	110	748
Cash proceeds received	$—	$—	$8,437
Loss from sale of salon assets to franchisees, net	$—	$(2,334)	$(16,696)
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. The Company expects to receive an additional $2.0 million of proceeds held back for general indemnity provisions in December 2024 and additional proceeds as salons migrate to the Zenoti platform. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements as discussed in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
The Company shifted its product business from a wholesale model to a third-party distribution model as part of its asset-light transformation. In fiscal year 2022, the Company exited its distribution centers and ceased selling products to franchisees. Franchisees source product from a third-party distribution partner and the Company receives a royalty payment based on franchisee purchases. This change has significantly decreased both the Company's franchise product revenue and general and administrative expense, including the Franchise distribution costs discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal years 2023, 2022 and 2021, the Company experienced the following charges related to the exit of the distribution centers:

		Fiscal Years
		2023	2022	2021

	Financial Statement Caption	(Dollars in thousands)
Inventory reserve (1)	Inventory reserve	$1,228	$7,655	$—
Inventory valuation adjustment (2)	Company-owned salon expense	—	2,823	12,068
Gain from disposal of distribution center assets	Other, net	—	—	(14,997)
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
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, the Company received Canadian rent relief, Canadian wage relief, U.S. employee retention payroll tax credits and a grant from the state of North Carolina. In fiscal years 2023, 2022 and 2021, the Company received the following financial assistance:

		Fiscal Years
		2023	2022	2021

	Financial Statement Caption	(Dollars in thousands)
Canadian rent relief	Rent	$—	$1,235	$—
Canadian wage relief	Company-owned salon expense	—	1,966	1,629
U.S. employee retention payroll tax credit	Company-owned salon expense	—	—	1,547
North Carolina COVID-19 grant	Other, net	1,106	—	—
Additionally, in both December 2022 and December 2021, the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act.
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In fiscal year 2023, a net 600 franchise salons have closed, which reduces future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales (1) by concept:

	Fiscal Years
	2023	2022	2021

	(Dollars in millions)
System-wide revenue	$1,230.5	$1,228.5	$1,086.0

Supercuts	6.9%	22.1%	(25.8)%
SmartStyle	(2.5)	5.7	(26.7)
Portfolio Brands	5.5	11.2	(24.8)
Total system-wide same-store sales	4.4%	14.8%	(25.8)%
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

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statements of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the increase (decrease) is measured in basis points. Variances calculated on amounts shown in millions may result in rounding differences.

	Fiscal Years
	2023	2022	2021	2023	2022	2021	2023	2022

	(Dollars in millions)			% of Total Revenues (1)			Increase (Decrease)

Royalties	$66.0	$65.8	$52.4	28.4%	23.8%	12.7%	460	1,110
Fees	11.3	11.6	10.2	4.8	4.2	2.6	60	160
Product sales to franchisees	2.8	15.1	56.7	1.2	5.5	13.8	(430)	(830)
Advertising fund contributions	31.7	32.6	22.0	13.6	11.8	5.3	180	650
Franchise rental income	111.4	130.8	127.4	47.7	47.4	30.9	30	1,650
Company-owned salon revenue	10.1	20.2	143.0	4.3	7.3	34.7	(300)	(2,740)

Cost of product sales to franchisees	3.5	17.4	43.8	125.0	115.2	77.2	980	3,800
Inventory reserve	1.2	7.7	—	0.5	2.8	—	(230)	N/A
General and administrative	50.8	65.3	96.4	21.8	23.7	23.4	(190)	30
Rent	9.2	9.4	40.8	3.9	3.4	9.9	50	(650)
Advertising fund expense	31.7	32.6	22.0	13.6	11.8	5.3	180	650
Franchise rent expense	111.4	130.8	127.4	47.7	47.4	30.9	30	1,650
Company-owned salon expense	8.8	22.0	141.2	3.8	8.0	34.3	(420)	(2,630)
Depreciation and amortization	7.7	6.2	21.7	3.3	2.2	5.3	110	(310)
Long-lived asset impairment	0.1	0.5	13.0	—	0.2	3.2	(20)	(300)
Goodwill impairment	—	13.1	—	—	4.7	—	(470)	N/A

Operating income (loss) (2)	8.8	(28.9)	(94.7)	3.8	(10.5)	(23.0)	1,430	1,250

Interest expense	(22.1)	(12.9)	(13.2)	(9.5)	(4.7)	(3.2)	(480)	(150)
Loss from sale of salon assets to franchisees, net	—	(2.3)	(16.7)	—	(0.8)	(4.1)	80	330
Other, net	1.4	(0.3)	15.9	0.6	(0.1)	3.9	70	(400)

Income tax benefit (expense) (3)	0.7	(2.0)	5.4	5.5	(4.5)	5.0	N/A	N/A

Income (loss) from discontinued operations	4.0	(39.4)	(10.1)	1.7	(14.3)	(2.5)	1,600	(1,180)

Net loss (2)	(7.4)	(85.9)	(113.3)	(3.2)	(31.1)	(27.5)	2,790	(360)
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

Fiscal Year Ended June 30, 2023 Compared with Fiscal Year Ended June 30, 2022
Royalties
During fiscal year 2023, royalties increased $0.2 million, or 0.3%, primarily due to higher average royalty rates and improved system-wide same-store sales, mostly offset by a decrease in franchise salon count.
Fees
During fiscal year 2023, fees decreased $0.3 million, or 2.6%, primarily due to a decrease in terminated development agreements year over year, partially offset by an increase in the fee received from the Company's third-party distribution partner.
Product Sales to Franchisees
Product sales to franchisees decreased $12.3 million, or 81.5%, during fiscal year 2023, primarily due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions decreased $0.9 million, or 2.8%, during fiscal year 2023, primarily due to the decrease in franchise salon count, partially offset by improved system-wide same-store sales.
Franchise Rental Income
During fiscal year 2023, franchise rental income decreased $19.4 million, or 14.8%, primarily due to the decrease in franchise salon count.
Company-owned Salon Revenue
During fiscal year 2023, company-owned salon revenue decreased $10.1 million, or 50.0%, due to the decrease in company-owned salon count and a decline in product sales.
Cost of Product Sales to Franchisees
The 980 basis point increase in cost of product sales to franchisees as a percent of product revenue during fiscal year 2023 was primarily due to the Company reducing prices to liquidate distribution center inventory.
Inventory Reserve
During fiscal year 2023, the Company recorded an inventory reserve charge of $1.2 million related to slow moving products. During fiscal year 2022, the Company recorded a total inventory reserve charge of $10.5 million, of which $7.7 million was recorded in inventory reserve and $2.8 million was recorded in company-owned salon expense on the Consolidated Statements of Operations. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
General and Administrative
The decrease of $14.5 million, or 22.2%, in general and administrative expense during fiscal year 2023 was primarily due to lower administrative and field management compensation resulting from headcount reductions, lower legal and professional fees and a decrease in expenses associated with the distribution centers closures in fiscal year 2022.
Rent
The decrease of $0.2 million, or 2.1%, in rent expense during fiscal year 2023 was primarily due to the net reduction in the number of company-owned salons, partially offset by a $1.2 million benefit in fiscal year 2022 related to Canadian COVID-19 rent relief.
Advertising Fund Expense
Advertising fund expense decreased $0.9 million, or 2.8%, during fiscal year 2023, primarily due to the decrease in franchise salon count, partially offset by improved system-wide same-store sales.

Franchise Rent Expense
During fiscal year 2023, franchise rent expense decreased $19.4 million, or 14.8%, primarily due to the decrease in franchise salon count.
Company-owned Salon Expense
Company-owned salon expense decreased $13.2 million, or 60.0%, during fiscal year 2023, primarily due to the reduction in company-owned salon count, a decline in product sales and an inventory reserve charge of $2.8 million in fiscal year 2022 included in company-owned salon expense. These decreases were partially offset by $2.0 million of Canadian COVID-19 wage relief received in fiscal year 2022.
Depreciation and Amortization
The increase of $1.5 million, or 24.2%, in depreciation and amortization during fiscal year 2023 was primarily due to a $2.6 million accelerated depreciation charge in the second quarter of fiscal year 2023 related to the consolidation of office space within the Company's corporate headquarters, partially offset by lower asset retirement obligations ("white boxing" salons at lease end) and the net reduction in company-owned salon count.
Long-Lived Asset Impairment
In fiscal year 2023, the Company recorded a long-lived asset impairment charge of $0.1 million, and in fiscal year 2022, the Company recorded a long-lived asset impairment charge of $0.5 million. The decrease in long-lived asset impairment was primarily due to more salon ROU assets being impaired in prior periods.
Goodwill Impairment
During fiscal year 2023, the Company did not record a goodwill impairment charge, and during fiscal year 2022, the Company recorded a goodwill impairment charge of $13.1 million. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Interest Expense
The $9.2 million increase in interest expense during fiscal year 2023 was primarily due to the increase of $1.1 million in amortization of fees related to the credit amendment that was signed in the first quarter of fiscal year 2023 and a higher weighted average interest rate on outstanding borrowings, including non-cash paid-in-kind interest of $1.0 million.
Loss from Sale of Salon Assets to Franchisees, net
There was one salon sold in fiscal year 2023 compared to 110 in fiscal year 2022, which resulted in a $2.3 million improvement in the loss from sale of salon assets to franchises, net.
Other, net
Other, net improved $1.7 million in fiscal year 2023, primarily due to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief and a class action settlement.
Income Tax Benefit (Expense)
During fiscal year 2023, the Company recognized an income tax benefit of $0.7 million, with a corresponding effective tax rate of 5.5%, compared to recognizing income tax expense of $2.0 million, with a corresponding effective tax rate of (4.5)% during fiscal year 2022. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income (Loss) from Discontinued Operations
In fiscal year 2023, the Company recorded income from discontinued operations of $4.0 million and in fiscal year 2022, the Company recorded a loss from discontinued operations of $39.4 million. Income in fiscal year 2023 is primarily due to the receipt of $5.0 million sales proceeds offset by a $0.5 million transaction fee and other expenses from the sale of OSP. The loss in fiscal year 2022 includes the loss from the sale of OSP, including goodwill derecognition of $38.4 million, partially offset by proceeds from the sale. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise salons and Company-owned salons. See Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2023	2022	2021	2023	2022

	(Dollars in millions)			Increase (Decrease) (1)

Royalties	$66.0	$65.8	$52.4	$0.2	$13.4
Fees	11.3	11.6	10.2	(0.3)	1.4
Product sales to franchisees	2.8	15.1	56.7	(12.3)	(41.6)
Advertising fund contributions	31.7	32.6	22.0	(0.9)	10.6
Franchise rental income	111.4	130.8	127.4	(19.4)	3.4
Total franchise revenue (1)	$223.2	$255.8	$268.7	$(32.6)	$(12.9)

Franchise same-store sales (2)	4.4%	15.0%	(24.5)%

Franchise adjusted EBITDA	$22.8	$7.7	$(29.4)	$15.1	$37.1
Total franchise salons	4,795	5,395	5,563	(600)	(168)
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
Fiscal Year Ended June 30, 2023 Compared with Fiscal Year Ended June 30, 2022
Franchise Revenue
Franchise revenue decreased $32.6 million during fiscal year 2023. The decrease in franchise revenue was primarily due to the decrease in franchise rental income as a result of lower salon count and the decrease in product sales to franchisees due to the Company's shift to a third-party distributor model. During fiscal year 2023, franchisees purchased one salon from the Company and constructed (net of relocations) and closed 15 and 616 franchise salons, respectively.
Franchise Adjusted EBITDA
During fiscal year 2023, franchise adjusted EBITDA totaled $22.8 million, an improvement of $15.1 million compared to fiscal year 2022. The improvement is primarily due to a decrease in general and administrative expense.

Company-Owned Salons

	Fiscal Years
	2023	2022	2021	2023	2022

	(Dollars in millions)			(Decrease) Increase (1)

Total revenue	$10.1	$20.2	$143.0	$(10.1)	$(122.8)
Company-owned salon adjusted EBITDA	$(1.8)	$(9.5)	$(47.5)	$7.7	$38.0
Total Company-owned salons	68	105	276	(37)	(171)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Fiscal Year Ended June 30, 2023 Compared with Fiscal Year Ended June 30, 2022
Company-owned Salon Revenue
Company-owned salon revenue decreased $10.1 million in fiscal year 2023, primarily due to decrease in company-owned salon count and a decline in product sales in salons.
Company-owned Salon Adjusted EBITDA
During fiscal year 2023, Company-owned salon adjusted EBITDA improved $7.7 million, primarily due to the closure of unprofitable salons. Fiscal year 2023 also benefited from a $1.1 million grant received from the state of North Carolina related to COVID-19 relief.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Following the amendment of the Company's credit agreement in August 2022, the facility matures in August 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including minimum EBITDA, leverage and fixed-charge coverage ratio covenants, the latter two of which are not tested until December 31, 2023. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity, to meet its obligations in the next twelve months and until maturity of the credit agreement in August 2025. In conducting the Company’s current operations, all cash in excess of the amounts needed to support existing operating activities is used to pay the interest on the amounts outstanding under the credit agreement, and we are periodically borrowing additional amounts to cover these operating and interest expense costs.
As of June 30, 2023, cash and cash equivalents were $9.5 million, with $8.7 and $0.8 million within the United States and Canada, respectively.
As of June 30, 2023, the Company's borrowing arrangements include a $172.3 million term loan and a $55.0 million revolving credit facility with a $10.0 million minimum liquidity covenant that expires in August 2025. As of June 30, 2023, the unused available credit under the revolving credit facility was $33.3 million and total liquidity per the agreement was $42.8 million. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Additionally, on February 3, 2021, the Company filed a $150.0 million shelf registration and $50.0 million prospectus supplement with the Securities and Exchange Commission under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support of our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During fiscal year 2023, the Company did not issue shares under the prospectus supplement. As of June 30, 2023, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management. The Company has a disciplined approach to capital allocation, which focuses on ensuring we can meet our interest obligations and investing in key priorities to support the Company's strategic plan as discussed within Part I, Item 1. Additional information about the Company's current use of cash is described under "Sources of Liquidity."
Cash Requirements
The Company's most significant contractual cash requirements as of June 30, 2023 were lease commitments and interest payments. See Notes 6 and 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further detail.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2023, cash used in operating activities was $7.9 million. Cash used in operations improved due to lower general and administrative expense resulting from a reduced headcount, a $1.1 million cash grant received from the state of North Carolina related to COVID-19 relief, $0.6 million received related to COVID-19 employee retention credits and less cash used for working capital. Cash used in fiscal year 2023 included a $2.5 million payment of previously deferred social security contributions.
Cash Flows from Investing Activities
During fiscal year 2023, cash provided by investing activities of $4.0 million was primarily related to cash received of $5.0 million from the sale of OSP, partially offset by a $0.5 million transaction fee.
Cash Flows from Financing Activities
During fiscal year 2023, cash used in financing activities of $2.1 million was primarily as a result of debt refinancing fees of $4.4 million, partially offset by a net $2.3 million borrowing under the Company's revolving credit facility.

Financing Arrangements
Financing activities are discussed in Note 8 and Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consist of the following:

		June 30,
	Maturity Dates	2023	2022	2023	2022

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)

Term loan	2026	9.54%	N/A	$172,268	$—
Deferred financing fees				(6,471)	—
Term loan, net				165,797	—
Revolving credit facility	2026	9.54%	5.50%	10,000	179,994
Paid-in-kind interest				1,033	—
Total long-term debt, net				$176,830	$179,994
In August 2022, the Company amended its credit agreement and extended the maturity to August 2025. Under the amendment, the $295.0 million revolving credit facility was converted to a $180.0 million term loan and reduced commitments under the revolving credit facility to $55.0 million, with the minimum liquidity covenant reduced to $10.0 million from $75.0 million. The agreement includes typical provisions and financial covenants, including minimum EBITDA, leverage and fixed-charge coverage ratio covenants, the latter two of which are not tested until December 31, 2023. Total liquidity and available credit under the revolving credit facility, as defined by the agreement, were $42.8 and $33.3 million, respectively, as of June 30, 2023. As of June 30, 2023 and 2022, the Company had $176.8 and $180.0 million, respectively, of net outstanding borrowings. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. See additional discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' deficit at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization (1)

2023	125.1%
2022	120.8%
2021	91.6%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The increase in the debt to capitalization ratio as of June 30, 2023 compared to June 30, 2022 was primarily due to the increase in shareholders' deficit as a result of the net loss.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our credit agreement at June 30, 2023.
Non-current deferred benefits of $6.0 million includes $1.8 million related to a non-qualified deferred salary plan, a salary deferral program of $2.0 million and a bonus deferral plan of $2.2 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Declines in system-wide revenue in certain brands over the past few years have increased the risk of default by franchisees, which may be material.
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. We cannot predict the timing or amount of future payments related to these contracts. See Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2023, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Off-Balance Sheet Arrangements
Under the credit agreement entered into in August 2022, the applicable margins for the loans bearing interest are subject to annual increases. The margin applicable to loans bearing interest at SOFR was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to SOFR loans. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
We are a party to a variety of contractual agreements that we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services and agreements to indemnify officers, directors, and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect will result in a material liability.
We do not have any unconditional purchase obligations or significant other commercial commitments such as standby repurchase obligations.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2023. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends
The Company has not declared a quarterly dividend payment since December 2013.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During fiscal year 2023, the Company did not issue shares under the prospectus supplement. As of June 30, 2023, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2023, the Company did not repurchase shares. As of June 30, 2023, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Goodwill
As of June 30, 2023 and 2022, the Franchise reporting unit had $173.8 and $174.4 million of goodwill, respectively, and the Company-owned segment had no goodwill at either period. See Note 5 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, fixed expense rates, allocated corporate overhead, franchise and company-owned salon counts, and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations. See Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Long-Lived Assets, Excluding Goodwill
The Company follows the guidance in ASC 360, Property, Plant, and Equipment and applies the guidance to property, plant, and equipment as well as right of use (ROU) assets. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2023, 2022 and 2021 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The first step in the impairment test under ASC 360 is to determine whether the long-lived assets are recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. Estimating cash flows for purposes of the recoverability test is subjective and requires significant judgment. Estimated future cash flows used for the purposes of the recoverability test were based upon historical cash flows for the salons, adjusted for expected changes in future market conditions and other factors. The period of time used to determine the estimates of the future cash flows for the recoverability test was based on the remaining useful life of the primary asset of the group, which was the ROU asset in all cases.
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2023.
During fiscal years 2023 and 2022, the Company recognized long-lived asset impairment charges of $0.1 and $0.5 million, respectively, related to ROU assets on the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K. During fiscal year 2021, the Company recognized a long-lived asset impairment charge of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
The Company has a valuation allowance on its deferred tax assets amounting to $202.2 and $201.7 million at June 30, 2023 and 2022, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation, which would reduce the provision for income taxes.
In fiscal year 2022, the Company determined that it no longer had sufficient U.S. state indefinite-lived taxable temporary differences to support realization of its U.S. state indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate state indefinite-lived NOLs. As a result, the Company recorded a $4.1 million valuation allowance on its U.S. state indefinite-lived deferred tax assets.
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
See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary market risk exposure of the Company relates to changes in interest rates in connection with its credit agreement, which bears interest at variable rates based on SOFR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to changes in the Canadian dollar, and to a lesser extent, the British pound. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt. The Company's interest payments are based on the SOFR, such that a hypothetical 100 basis point increase or decrease in the SOFR will have a $1.8 million annual impact on our annual cash flows. As of June 30, 2023, the Company had outstanding variable rate debt of $183.3 million and the Company did not have any outstanding interest rate swaps.
Foreign Currency Exchange Risk:
Over 90% of the Company's operations are transacted in U.S. dollars. However, because a portion of the Company's operations consist of activities outside of the U.S., the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2023, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2023, 2022 and 2021, the Company recorded a $0.3 million foreign currency loss, $0.6 million foreign currency loss and a $0.3 million foreign currency gain in loss from continuing operations, respectively, in the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Regis Corporation (a Minnesota corporation) and subsidiaries (the "Company") as of June 30, 2023, and 2022, the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Minneapolis, Minnesota
August 23, 2023

REGIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$9,508	$17,041
Receivables, net	10,885	14,531
Inventories	1,681	3,109
Other current assets	15,164	13,984
Total current assets	37,238	48,665

Property and equipment, net	6,422	12,835
Goodwill (Note 5)	173,791	174,360
Other intangibles, net	2,783	3,226
Right of use asset (Note 6)	360,836	493,749
Other assets	26,307	36,465
Total assets	$607,377	$769,300

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,309	$15,860
Accrued expenses	30,109	33,784
Short-term lease liability (Note 6)	81,917	103,196
Total current liabilities	126,335	152,840

Long-term debt, net (Note 8)	176,830	179,994
Long-term lease liability (Note 6)	291,901	408,445
Other non-current liabilities	49,041	58,974
Total liabilities	644,107	800,253
Commitments and contingencies (Note 9)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 45,566,228 and 45,510,245 common shares as of June 30, 2023 and 2022, respectively	2,278	2,276
Additional paid-in capital	64,600	62,562
Accumulated other comprehensive income	9,023	9,455
Accumulated deficit	(112,631)	(105,246)
Total shareholders' deficit	(36,730)	(30,953)
Total liabilities and shareholders' deficit	$607,377	$769,300
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2023	2022	2021

Revenues:
Royalties	$65,981	$65,753	$52,357
Fees	11,266	11,587	10,215
Product sales to franchisees	2,802	15,072	56,699
Advertising fund contributions	31,747	32,573	22,023
Franchise rental income (Note 6)	111,441	130,777	127,392
Company-owned salon revenue	10,089	20,205	142,965
Total revenue	233,326	275,967	411,651
Operating expenses:
Cost of product sales to franchisees	3,540	17,391	43,756
Inventory reserve	1,228	7,655	—
General and administrative	50,751	65,274	96,427
Rent (Note 6)	9,196	9,357	40,754
Advertising fund expense	31,747	32,573	22,023
Franchise rent expense (Note 6)	111,441	130,777	127,392
Company-owned salon expense (1)	8,827	21,952	141,204
Depreciation and amortization	7,716	6,224	21,749
Long-lived asset impairment (Note 1)	101	542	13,023
Goodwill impairment (Note 5)	—	13,120	—
Total operating expenses	224,547	304,865	506,328

Operating income (loss)	8,779	(28,898)	(94,677)

Other (expense) income:
Interest expense	(22,141)	(12,914)	(13,163)
Loss from sale of salon assets to franchisees, net	—	(2,334)	(16,696)
Other, net	1,364	(296)	15,902

Loss from operations before income taxes	(11,998)	(44,442)	(108,634)

Income tax benefit (expense)	655	(2,017)	5,428

Loss from continuing operations	(11,343)	(46,459)	(103,206)

Income (loss) from discontinued operations (Note 3)	3,958	(39,398)	(10,125)

Net loss	$(7,385)	$(85,857)	$(113,331)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.25)	$(1.07)	$(2.87)
Income (loss) from discontinued operations	0.09	(0.90)	(0.28)
Net loss per share, basic and diluted (2)	$(0.16)	$(1.97)	$(3.15)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	46,235	43,582	35,956
_____________________________________________________________________________
(1)Includes cost of service and product sold to guests in our company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to company-owned salons.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2023	2022	2021

Net loss	$(7,385)	$(85,857)	$(113,331)
Other comprehensive (loss) income, net of tax:
Net current period foreign currency translation adjustments	(448)	(547)	1,888
Recognition of deferred compensation	16	459	206
Other comprehensive (loss) income	(432)	(88)	2,094
Comprehensive loss	$(7,817)	$(85,945)	$(111,237)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount

Balance, June 30, 2020	35,625,716	$1,781	$22,011	$7,449	$94,462	$125,703
Net loss	—	—	—	—	(113,331)	(113,331)
Foreign currency translation (Note 1)	—	—	—	1,888	—	1,888
Exercise of SARs	3,775	—	(24)	—	—	(24)
Stock-based compensation	—	—	3,254	—	—	3,254
Recognition of deferred compensation (Note 11)	—	—	—	206	—	206
Net restricted stock activity	166,353	9	(139)	—	—	(130)
Minority interest	—	—	—	—	(520)	(520)
Balance, June 30, 2021	35,795,844	$1,790	$25,102	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(85,857)	(85,857)
Foreign currency translation (Note 1)	—	—	—	(547)	—	(547)
Issuance of common stock, net of offering costs	9,295,618	465	36,720	—	—	37,185
Stock-based compensation	—	—	1,285	—	—	1,285
Recognition of deferred compensation (Note 11)	—	—	—	459	—	459
Net restricted stock activity	418,783	21	(545)	—	—	(524)
Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(7,385)	(7,385)
Foreign currency translation (Note 1)	—	—	—	(448)	—	(448)
Stock-based compensation	—	—	2,077	—	—	2,077
Recognition of deferred compensation (Note 11)	—	—	—	16	—	16
Net restricted stock activity	55,983	2	(39)	—	—	(37)
Balance, June 30, 2023	45,566,228	$2,278	$64,600	$9,023	$(112,631)	$(36,730)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(7,385)	$(85,857)	$(113,331)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from sale of OSP (Note 3)	(4,562)	36,143	—
Depreciation and amortization (Note 1)	7,189	6,504	17,871
Long-lived asset impairment	101	542	13,023
Deferred income taxes	(8)	391	(3,388)
Inventory reserve	1,228	10,478	12,068
Non-cash interest	3,790	—	—
Gain from disposal of distribution center assets	—	—	(14,997)
Loss from sale of salon assets to franchisees, net	—	2,334	16,696
Goodwill impairment	—	16,000	—
Stock-based compensation	2,316	1,334	3,254
Amortization of debt discount and financing costs	2,891	1,839	1,839
Other non-cash items affecting earnings	155	709	(351)
Changes in operating assets and liabilities (1):
Receivables	943	11,896	(279)
Inventories	(182)	7,886	17,879
Income tax receivable	(577)	1,118	1,295
Other current assets	850	2,118	1,658
Other assets	6,818	2,703	(2,896)
Accounts payable	(497)	(10,966)	(21,669)
Accrued expenses	(6,151)	(21,983)	5,296
Net lease liabilities	(4,991)	(5,960)	(19,248)
Other non-current liabilities	(9,817)	(15,867)	(14,603)
Net cash used in operating activities:	(7,889)	(38,638)	(99,883)
Cash flows from investing activities:
Capital expenditures	(481)	(5,316)	(11,475)
Net proceeds from sale of OSP	4,500	13,000	—
Proceeds from sale of assets to franchisees	—	—	8,437
Costs associated with sale of assets to franchisees	—	—	(261)
Proceeds from company-owned life insurance policies	—	—	1,200
Net cash provided by (used in) investing activities:	4,019	7,684	(2,099)
Cash flows from financing activities:
Borrowings on credit facility	13,357	10,000	10,000
Repayments of long-term debt	(11,083)	(16,916)	(589)
Proceeds from issuance of common stock, net of offering costs	—	37,185	—
Debt refinancing fees	(4,383)	—	—
Taxes paid for shares withheld	(36)	(845)	(348)
Minority interest buyout	—	—	(562)
Distribution center lease payments	—	—	(724)
Net cash (used in) provided by financing activities:	(2,145)	29,424	7,777
Effect of exchange rate changes on cash and cash equivalents	(53)	(158)	477
Decrease in cash, cash equivalents and restricted cash	(6,068)	(1,688)	(93,728)
Cash, cash equivalents and restricted cash:
Beginning of year	27,464	29,152	122,880
End of year	$21,396	$27,464	$29,152
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation franchises and owns hair care salons, primarily in North America. The business is evaluated in two segments, Franchise salons and Company-owned salons. Franchise salons in operation decreased from 5,395 at June 30, 2022 to 4,795 at June 30, 2023, primarily due to the closure of 616 salons. Company-owned salons in operation decreased from 105 at June 30, 2022 to 68 at June 30, 2023, primarily due to the closure of 37 salons. See Note 15 to the Consolidated Financial Statements. Salons are located in leased space in strip center locations, malls or Walmart.
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, the Company received Canadian rent relief, Canadian wage relief, U.S. employee retention payroll tax credits and a grant from the state of North Carolina. In fiscal years 2023, 2022 and 2021, the Company received the following assistance:

		Fiscal Years
		2023	2022	2021

	Financial Statement Caption	(Dollars in thousands)
Canadian rent relief	Rent	$—	$1,235	$—
Canadian wage relief	Company-owned salon expense	—	1,966	1,629
U.S. employee retention payroll tax credit	Company-owned salon expense	—	—	1,547
North Carolina COVID-19 grant	Other, net	1,106	—	—
Additionally, in both December 2022 and December 2021, the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately-held entities through arrangements that do not involve voting interests. Such entities, known as variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE. As of June 30, 2023, the Company has no VIEs where the Company is the primary beneficiary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates:
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management's estimates and assumptions.
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2023 and 2022.
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs. The self-insurance restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the Consolidated Statements of Cash Flows:

	June 30,
	2023	2022

	(Dollars in thousands)
Cash and cash equivalents	$9,508	$17,041
Restricted cash, included in other current assets	11,888	10,423
Total cash, cash equivalents and restricted cash	$21,396	$27,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Doubtful Accounts:
The receivable balance on the Company's Consolidated Balance Sheets primarily includes accounts and notes receivable from franchisees, credit card receivables and receivables related to salons sold to franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2023 and 2022, the allowance for doubtful accounts was $7.3 and $6.6 million, respectively. The allowance for doubtful accounts increased in fiscal year 2023 due to an increase in past due receivables related to underperforming franchise salons. See Note 2 to the Consolidated Financial Statements.
Inventories:
Inventories of finished goods consist principally of hair care products for retail product sales. A portion of inventories are also used for salon services consisting of hair color, hair care products including shampoo and conditioner and hair care treatments including permanents, neutralizers and relaxers. Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its two distribution centers in fiscal year 2022 and now stores inventory at a third-party facility. To facilitate the exit of the distribution centers, the Company sold inventory at discounts. Additionally, the reduction in company-owned salons decreases the Company's ability to redistribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of June 30, 2023 and 2022 was $1.5 and $1.9 million, respectively. As of June 30, 2023 and 2022, the Company had inventory related to discontinued operations of $1.2 and $1.8 million, respectively, offset by a reserve of $1.2 and $1.1 million, respectively. See Note 3 to the Consolidated Financial Statements. During fiscal year 2023, the Company recorded a total inventory reserve charge of $1.2 million, which was recorded in inventory reserve in the Consolidated Statements of Operations. During fiscal year 2022, the Company recorded a total inventory reserve charge of $10.5 million, of which $7.7 and $2.8 million were recorded in inventory reserve and company-owned salon expense, respectively, in the Consolidated Statements of Operations. During fiscal year 2021, the Company recorded a total inventory reserve charge of $12.1 million, which was recorded in company-owned salon expense in the Consolidated Statements of Operations.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 10 years or lease life for improvements and three to 10 years or lease life for equipment, furniture and software). Depreciation expense was $7.4, $5.8 and $20.9 million in fiscal years 2023, 2022 and 2021, respectively. Depreciation expense for fiscal years 2023, 2022 and 2021 includes $0.5, $1.0 and $4.7 million of asset retirement obligations, respectively, which are cash expenses.
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
Expenditures for maintenance and repairs and minor renewals and betterments, which do not improve or extend the life of the respective assets, are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operating income (loss). Fully depreciated or amortized assets remain in the accounts until retired from service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right of Use Asset, Lease Liabilities and Rent Expense:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from one to 11 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statements of Operations.
All of the Company's leases are operating leases. The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The right of use (ROU) asset is initially and subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, less any accrued lease payments and unamortized lease incentives received, if any. Expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term.
Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets, along with the corresponding rent expense in the Consolidated Statements of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2023, 2022 and 2021 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
The Company assesses impairment of long-lived salon assets and ROU assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets.
The first step in the impairment test under ASC 360 is to determine whether the long-lived assets are recoverable, which is determined by comparing the net carrying value of the salon asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. Estimating cash flows for purposes of the recoverability test is subjective and requires significant judgment. Estimated future cash flows used for the purposes of the recoverability test were based upon historical cash flows for the salons, adjusted for expected changes in future market conditions and other factors. The period of time used to determine the estimates of the future cash flows for the recoverability test was based on the remaining useful life of the primary asset of the group, which was the ROU asset in all cases.
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the ROU asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2023.
During fiscal years 2023 and 2022, the Company recognized long-lived asset impairment charges of $0.1 and $0.5 million, respectively, related to ROU assets on the Consolidated Statements of Operations. During fiscal year 2021, the Company recognized long-lived asset impairment charges of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statements of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As of June 30, 2023 and 2022, the Franchise reporting unit had $173.8 and $174.4 million, respectively, of goodwill and the Company-owned reporting unit had no goodwill for both periods. See Note 5 to the Consolidated Financial Statements for changes to the goodwill balance. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units was less than its carrying value (Step 0). Qualitative factors could include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determined it is more likely than not that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total salons or expenses of the reporting unit as a percent of total company expenses.
The Company calculates estimated fair values of the reporting units based on discounted cash flows utilizing estimates in annual revenue, fixed expense rates, allocated corporate overhead, franchise and company-owned salon counts, and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.
The following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2023
During fiscal year 2023, the Company did not experience any triggering events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. The discount rate of 17.0% was also a key assumption utilized in the discounted cash flows. The results of this assessment indicated that the estimated fair value of the Company's Franchise reporting unit exceeded the carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company performed its annual impairment assessment as of April 30. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. Management's assumptions related to revenue growth rates were reduced and management increased expected salon closures compared to valuations in prior years. These changes, along with a decline in value from the market approach, reduced the fair value of the reporting unit. The discount rate of 20.0% was also a key assumption utilized in the discounted cash flows. As a result of the impairment testing, the Franchise reporting unit was determined to have a fair value in excess of its carrying value.
The Company derecognized $38.4 million of goodwill in fiscal year 2022 in connection to the sale of OSP. The $38.4 million represents the portion of goodwill related to the OSP business based on relative fair value. See Notes 3 and 5 to the Consolidated Financial Statements.
Fiscal 2021
During fiscal year 2021, the Company did not experience any triggering events that required an interim goodwill analysis. The Company performed its annual impairment assessment as of April 30. For the fiscal year 2021 annual impairment assessment, the Company performed a Step 1 impairment test for the Franchise reporting unit. The Company compared the carrying value of the Franchise reporting unit, including goodwill, to the estimated fair value. The results of this assessment indicated that the estimated fair value of the Company's Franchise reporting unit exceeded the carrying value.
Self-Insurance Accruals:
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the Consolidated Balance Sheets date.
The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially-determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors and severity factors.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2023, 2022 and 2021, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $1.4, $0.5 and $3.6 million, respectively. The Company updates loss projections bi-annually and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2023, the Company had $3.6 and $7.3 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2022, the Company had $4.7 and $9.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, fees, product sales to franchisees and advertising fund fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2 to the Consolidated Financial Statements. Product sales by the Company to its franchisees are recorded at the time product is delivered to franchise locations. Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for merchandise.
Classification of Revenue and Expenses:
Below is a summary of the primary financial statement captions.
Royalties - Sales-based royalty received from franchisees.
Fees - Fees received from franchisees and third parties, including franchise fees and fees received from the third-party distributor.
Product sales to franchisees - Wholesale product sales to franchisees. The Company changed its franchise product sales business in fiscal year 2022 from a wholesale distribution model to a third-party distribution model. This revenue was expected to decrease significantly during fiscal year 2022 and into fiscal year 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Costs:
In fiscal year 2022, the Company exited its two distribution centers and changed the wholesale product distribution model in favor of a third-party distribution model, reducing the cost in fiscal years 2022 and 2023. Beginning in the second half of fiscal year 2022, the Company began storing inventory at a third-party facility. Prior to closing the distribution centers in fiscal year 2022, the Company incurred costs to store, move and ship product from the Company's distribution centers to salons. Distribution costs related to product shipped to company-owned locations are included in company-owned salon expenses in the Consolidated Statements of Operations. Distribution costs, including distribution center overhead, related to shipping product to franchise locations totaled $0.0, $2.3 and $12.1 million during fiscal years 2023, 2022 and 2021, respectively, and are included in general and administrative in the Consolidated Statements of Operations.
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
The Company's advertising costs included in the Consolidated Statements of Operations consist of the following:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Advertising fund contributions from franchisees	$31,747	$32,573	$22,023
Advertising fund contributions from company-owned salons (1)	105	154	897
Corporate funded advertising costs (1)	264	671	7,015
Total advertising costs	$32,116	$33,398	$29,935
_____________________________________________________________________________
(1)Included in general and administrative in the Consolidated Statements of Operations.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheets. As of June 30, 2023 and 2022, approximately $11.1 and $10.5 million, respectively, representing the advertising funds' assets and liabilities, were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Expense:
In the first quarter of fiscal year 2023, management amended its credit agreement. The amended agreement contains variable interest rates over the term of the debt. Therefore, management developed a weighted average effective interest rate by estimating total future cash flows related to the debt to determine interest expense in fiscal year 2023. The estimated cash flows included the margin rate, PIK interest, SOFR interest, and tenor fee applied to the forecasted outstanding debt balance in each future period. The significant assumptions used in the estimate are the future SOFR and debt balance, as well as the length of time the debt will be outstanding. Management applied the weighted average rate to the debt balance to record interest expense for the period. Due to the interest rate increases over the debt term, the Company recorded more interest expense than interest paid in cash in fiscal year 2023.
Other, Net:
In March 2021, the Company recorded a gain of $15.0 million related to the Company's distribution centers. The gain on distribution centers was recorded to other, net in the Consolidated Statements of Operations in fiscal year 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Taxes:
Sales taxes are recorded on a net basis (rather than as both revenue and an expense) within the Company's Consolidated Statements of Operations.
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
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
The Company has a valuation allowance on its deferred tax assets of $202.2 and $201.7 million at June 30, 2023 and 2022, respectively. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
In fiscal year 2022, the Company determined that it no longer had sufficient U.S. state indefinite-lived taxable temporary differences to support realization of its U.S. state indefinite-lived NOLs and its existing U.S. deferred tax assets that upon reversal are expected to generate state indefinite-lived NOLs. As a result, the Company recorded a $4.1 million valuation allowance on its U.S. state indefinite-lived deferred tax assets.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock awards. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. Due to the Company's net loss in all periods presented, basic and dilutive earnings per share are equal.
Comprehensive Loss:
Components of comprehensive loss include net loss, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' deficit.
Foreign Currency Translation:
The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Consolidated Balance Sheets date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' deficit. Consolidated Statements of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2023, 2022 and 2021, the Company recorded a $0.3 million foreign currency loss, a $0.6 million foreign currency loss and a $0.3 million foreign currency gain in loss from continuing operations, respectively, in the Consolidated Financial Statements.
Accounting Standards Recently Adopted by the Company:
The Company did not adopt any material accounting pronouncements during fiscal year 2023.
Recently Issued Accounting Standards Not Yet Adopted:
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact to the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and is then recognized over the term of the franchise agreement, which is typically 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized proportional to redemptions using estimates based on historical redemption patterns. Product sales to franchisees are recorded at the time product is delivered to the franchisee.
Information about receivables, broker fees and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2023	June 30, 2022	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$5,683	$10,263	Receivable, net
Broker fees	12,471	15,592	Other assets

Deferred revenue:
Current
Gift card liability	$1,823	$2,037	Accrued expenses
Deferred franchise fees open salons	5,325	5,770	Accrued expenses
Total current deferred revenue	$7,148	$7,807
Non-current
Deferred franchise fees unopened salons	$2,312	$3,211	Other non-current liabilities
Deferred franchise fees open salons	20,839	26,827	Other non-current liabilities
Total non-current deferred revenue	$23,151	$30,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables relate primarily to payments due for royalties, advertising fees, rent, franchise product sales and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from franchisees. Management estimates the allowance based on the age of the receivable and creditworthiness of the franchisee. The following table is a rollforward of the allowance for doubtful accounts for the periods indicated:

	Fiscal Years
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$6,559	$7,774
Provision for doubtful accounts (1)	608	967
Provision for franchisee rent (2)	1,358	1,421
Reclass of accrued rent (3)	325	149
Other	106	—
Write-offs	(1,659)	(3,752)
Balance at end of period	$7,297	$6,559
_____________________________________________________________________________
(1)The provision for doubtful accounts is recognized as general and administrative expense in the Consolidated Statements of Operations.
(2)The provision for franchisee rent is recognized as rent in the Consolidated Statements of Operations.
(3)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2021. The amounts billed in fiscal years 2023 and 2022 and the related accrual was reclassified to allowance for doubtful accounts.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Fiscal Years
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$15,592	$19,254
Additions	—	25
Amortization	(3,100)	(3,189)
Write-offs	(21)	(498)
Balance at end of period	$12,471	$15,592
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for fiscal years 2023, 2022 and 2021 was $6.7, $6.5 and $6.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2023 is as follows (in thousands):

2024	$5,325
2025	4,954
2026	4,481
2027	4,021
2028	3,357
Thereafter	4,026
Total	$26,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     DISCONTINUED OPERATIONS
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. The Company expects to receive an additional $2.0 million of proceeds held back for general indemnity provisions in December 2024 and additional proceeds as salons migrate to the Zenoti platform. As a result of the sale, the Company classified the OSP business, which had been included in the Company's franchise segment, as discontinued operations in the financial statements for all years presented.
The following summarizes the results of discontinued operations for the periods presented:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Discontinued operations:
Fees	$(226)	$3,811	$3,461
Cost of product sales to franchisees	—	(1,037)	(2,790)
General and administrative	(27)	(3,517)	(9,006)
Rent	(351)	(194)	(176)
Depreciation and amortization	—	(1,322)	(964)
Goodwill impairment (1)	—	(2,880)	—
Interest expense	—	(715)	(650)
Gain (loss) from sale of OSP	4,562	(36,143)	—
Income (loss) from discontinued operations, before taxes	3,958	(41,997)	(10,125)
Income tax benefit from discontinued operations (2)	—	2,599	—
Income (loss) from discontinued operations, net of tax	$3,958	$(39,398)	$(10,125)
_______________________________________________________________________________
(1)Goodwill impairment included in discontinued operations represents the portion of impairment allocated to the OSP business based on relative fair value.
(2)Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. There was no tax impact in fiscal years 2023 and 2021 due to a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company exited its office space in Fremont, California, but remains liable for lease payments through September 2024. The related liability is included in accrued expenses as of June 30, 2023 in the Consolidated Balance Sheets. The Company is actively trying to sublet the space.
The following summarizes the gain (loss) from sale of OSP for the periods presented:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Cash proceeds	$5,000	$13,000	$—
Goodwill derecognition	—	(38,358)	—
Software write-off (1)	(64)	(8,408)	—
Hardware write-down (2)	(367)	(1,825)	—
Other, net, including professional fees	(7)	(552)	—
Gain (loss) from sale of OSP	$4,562	$(36,143)	$—
_______________________________________________________________________________
(1)Write-off of internally developed capitalized software.
(2)Prior to the sale, hardware used to run OSP was sold to franchisees. As a result of the sale, the Company wrote-down the value of the hardware to its net realizable value and the charge is included in the loss on the sale of OSP.
The following summarizes capital expenditures related to discontinued operations for the periods presented:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Capital expenditures	$—	$1,067	$3,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2023	2022

	(Dollars in thousands)
Other current assets:
Prepaid assets	$1,510	$1,816
Restricted cash	11,888	10,423
Other	1,766	1,745
Total other current assets	$15,164	$13,984

Property and equipment:
Buildings and improvements	$4,594	$8,228
Equipment, furniture and leasehold improvements	10,126	14,260
Internal use software	20,722	34,824
Total property and equipment	35,442	57,312
Less accumulated depreciation and amortization	(29,020)	(44,477)
Total property and equipment, net	$6,422	$12,835

Accrued expenses:
Payroll and payroll related costs	$4,179	$7,767
Insurance	3,777	5,012
Interest expense	4,124	77
Rent and related real estate costs	5,968	4,585
Deferred revenue	7,148	7,807
Other	4,913	8,536
Total accrued expenses	$30,109	$33,784

Other non-current liabilities:
Deferred income taxes	$10,936	$10,979
Insurance	7,291	9,744
Deferred benefits	5,975	6,308
Deferred franchise fees	23,151	30,038
Other	1,688	1,905
Total other non-current liabilities	$49,041	$58,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2023				2022
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	36	$5,290	$(3,312)	$1,978	36	$5,421	$(3,234)	$2,187
Franchise agreements	20	7,565	(6,809)	756	20	7,719	(6,756)	963
Other	20	289	(240)	49	20	354	(278)	76
Total	26	$13,144	$(10,361)	$2,783	26	$13,494	$(10,268)	$3,226
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
Total amortization expense related to intangible assets during fiscal years 2023, 2022 and 2021 was approximately $0.3, $0.4 and $0.8 million, respectively. As of June 30, 2023, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2024	$292
2025	292
2026	292
2027	292
2028	165
Thereafter	1,450
Total	$2,783
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Cash paid (received) for:
Interest	$15,457	$11,786	$11,940
Taxes and penalties, net (1)	265	(1,400)	(2,636)
Non-cash investing activities:
Unpaid capital expenditures	25	35	312
_______________________________________________________________________________
(1)The Company also received a $1.1 million COVID-19 relief grant from the State of North Carolina in fiscal year 2023. The grant is included in other, net on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2023			2022

	Gross Carrying Value (1)	Accumulated Impairment	Net	Gross Carrying Value (1)	Accumulated Impairment	Net

	(Dollars in thousands)
Goodwill	$304,055	$(130,264)	$173,791	$304,624	$(130,264)	$174,360
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill related to the Franchise reporting unit:

	Fiscal Years
	2023	2022

	(Dollars in thousands)
Balance at beginning of period (1)	$174,360	$229,582
Derecognition of OSP goodwill	—	(38,358)
Goodwill impairment related to continuing operations	—	(13,120)
Goodwill impairment related to discontinued operations	—	(2,880)
Translation rate adjustments	(569)	(864)
Balance at end of period	$173,791	$174,360
_______________________________________________________________________________
(1)The goodwill balance at the beginning of fiscal year 2022 included $41.3 million related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     LEASES
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and some of its corporate facilities under operating leases. The original terms of the salon leases range from one to 11 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent from continuing operations includes the following:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Office and warehouse rent	$3,594	$4,575	$5,234
Lease termination expense (1)	1,627	1,835	13,544
Lease liability benefit (2)	(1,773)	(3,620)	(20,022)
Franchise salon rent	2,109	1,695	3,376
Company-owned salon rent	3,639	4,872	38,622
Total	$9,196	$9,357	$40,754
_______________________________________________________________________________
(1)During fiscal year 2023, the Company incurred costs of $1.6 million to exit salons before the lease end date in order to relieve the company of future lease obligations. During fiscal year 2022, lease termination expense includes $0.9 million to exit the Company's distribution centers before the lease end dates and $0.9 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations. During fiscal year 2021, lease termination fees include $8.3 million of early termination payments to close salons before the lease end date to relieve the Company of future lease obligations and $5.3 million to accrue future lease payments for salons that are no longer operating.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statements of Operations. In fiscal years 2023, 2022 and 2021, franchise rental income and franchise rent expense were $111.4, $130.8 and $127.4 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.52 years and 6.02 years and the weighted average discount rate was 4.55% and 4.25% for all salon operating leases as of June 30, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2023, 2022 and 2021 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
During fiscal years 2023 and 2022, the Company recognized long-lived asset impairment charges of $0.1 and $0.5 million, respectively, related to ROU assets on the Consolidated Statements of Operations. During fiscal year 2021, the Company recognized long-lived asset impairment charges of $13.0 million, which included $9.5 million related to ROU assets on the Consolidated Statements of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including for the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived asset, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2023, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Commitments	Sublease Income to be Received From Franchisees	Net Rent Commitments

2024	$93,838	$1,629	$1,301	$96,768	$(93,838)	$2,930
2025	78,344	677	1,334	80,355	(78,344)	2,011
2026	64,992	458	1,367	66,817	(64,992)	1,825
2027	55,273	229	1,401	56,903	(55,273)	1,630
2028	46,758	218	1,436	48,412	(46,758)	1,654
Thereafter	70,053	56	2,981	73,090	(70,053)	3,037
Total future obligations	$409,258	$3,267	$9,820	$422,345	$(409,258)	$13,087
Less amounts representing interest	46,970	240	1,317	48,527
Present value of lease liabilities	$362,288	$3,027	$8,503	$373,818
Less current lease liabilities	79,420	1,526	971	81,917
Long-term lease liabilities	$282,868	$1,501	$7,532	$291,901
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1)	$57,598	$74,507	$130,039
Right of use assets obtained in exchange for new lease liabilities	458	2,011	4,242
_______________________________________________________________________________
(1)Cash paid for amounts included in the measurement of lease liabilities includes rent, termination fees, settlements and legal fees, and commission payments. Other than Walmart, franchisees pay landlords directly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2023 and 2022, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt and accounts payable approximated their carrying values.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets, including the Company's equity method investments, tangible fixed and other assets, and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.
The following impairment charges were based on fair values using Level 3 inputs (1):

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Goodwill impairment	$—	$16,000	$—
Long-lived asset impairment	101	542	13,023
_______________________________________________________________________________
(1)See Notes 1 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's financing arrangements consists of the following:

		June 30,
	Maturity Date	2023	2022	2023	2022

	(Fiscal year)	(Interest rate %)		(Dollars in thousands)
Term loan	2026	9.54%	N/A	$172,268	$—
Deferred financing fees				(6,471)	—
Term loan, net				165,797	—
Revolving credit facility	2026	9.54%	5.50%	10,000	179,994
Paid-in-kind interest				1,033	—
Total long-term debt, net				$176,830	$179,994
In August 2022, the Company amended its credit agreement. The amendment, among other things, converted $180.0 million of the previous $295.0 million revolving credit facility to a new term loan, reduced commitments under the revolving credit facility to $55.0 million, and extended the term of the credit facility from March 26, 2023 to August 31, 2025, with no scheduled amortization prior to maturity. The amendment is accounted for as a modification of debt and any unamortized financing fees that existed at the date of the amendment and new financing fees incurred are amortized through the extended term of the credit facility. At June 30, 2023, the Company had outstanding standby letters of credit under the revolving credit facility of $11.8 million, primarily related to the Company's self-insurance program. As of June 30, 2023, the total liquidity and available credit under the revolving credit facility, as defined by the agreement, were $42.8 and $33.3 million, respectively. As of June 30, 2023, the Company had cash and cash equivalents of $9.5 million and current liabilities of $126.3 million.
The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. Interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future SOFR rates and debt balance, as well as the length of time the debt will be outstanding. Due to the interest rate increasing over the debt term, the Company recorded more interest expense than interest paid in cash in fiscal year 2023. The related accrued interest of $3.8 million as of June 30, 2023 is included in accrued expenses on the Consolidated Balance Sheets.
The agreement contains typical provisions and financial covenants regarding minimum EBITDA, maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. The Company was in compliance with its covenants and other requirements of the financing arrangements as of June 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     COMMITMENTS AND CONTINGENCIES
Contingencies:
As of June 30, 2023, the Company was self-insured for most workers' compensation, employment practice liability and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis. Beginning in fiscal year 2024, the Company transitioned to a third-party insurance plan for new workers' compensation and general liability claims.
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
During fiscal year 2023, the Company recorded $1.0 million of expense related to litigation and paid $1.5 million settlements of claims during the year. Legal costs are expensed as incurred. During fiscal year 2022, the Company recorded $2.2 million of expense related to litigation, of which $1.7 million was paid during the year.

The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement. As of June 30, 2023, the Company has made all payments under the agreement.
Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of loss from continuing operations before income taxes are as follows:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Loss before income taxes
U.S.	$(10,204)	$(41,231)	$(143,104)
International	(1,794)	(3,211)	34,470
	$(11,998)	$(44,442)	$(108,634)
The (benefit) provision for income taxes consists of:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
Current:
U.S.	$(219)	$(535)	$(620)
International	(428)	(425)	(1,421)
Deferred:
U.S.	(270)	3,130	(3,701)
International	262	(153)	314
	$(655)	$2,017	$(5,428)
The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to loss from continuing operations before income taxes, as a result of the following:

	Fiscal Years
	2023	2022	2021

U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(2.7)	1.4	7.9
Valuation allowance (1)	(12.9)	(6.6)	(61.5)
Foreign income taxes at other than U.S. rates	(0.2)	3.0	9.4
Uncertain tax positions	6.7	(17.9)	0.2
Stock-based compensation	(2.7)	(2.8)	(0.7)
Loss on investment in Luxembourg	—	—	29.3
Deferred tax rate remeasurement	(3.6)	—	—
Other, net (2)	(0.1)	(2.6)	(0.6)
Effective tax rate	5.5%	(4.5)%	5.0%
_______________________________________________________________________________
(1)See Note 1 to the Consolidated Financial Statements.
(2)The (0.1)% of other, net in fiscal year 2023 includes the rate impact of the federal provision to return true-up, tax attribute expirations and miscellaneous items of 1.3%, (1.1)% and (0.3)%, respectively. The (2.6)% of other, net in fiscal year 2022 includes the rate impact of the federal provision to return true-up and miscellaneous items of (2.0)% and (0.6)%, respectively. The (0.6)% of other, net in fiscal year 2021 does not include the rate impact of any items in excess of 5% of computed tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2023	2022

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$5,041	$5,267
Net operating loss carryforwards	154,514	153,190
Tax credit carryforwards	37,515	37,664
Capital loss carryforwards	5,845	5,338
Deferred franchise fees	7,018	8,694
Operating lease liabilities	92,666	124,905
Other (1)	18,826	17,542
Subtotal	321,425	352,600
Valuation allowance	(202,185)	(201,731)
Total deferred tax assets	$119,240	$150,869

Deferred tax liabilities:
Goodwill and intangibles	$(35,001)	$(33,466)
Operating lease assets	(91,921)	(123,333)
Other	(3,254)	(5,049)
Total deferred tax liabilities	(130,176)	(161,848)
Net deferred tax liability	$(10,936)	$(10,979)
_______________________________________________________________________________
(1)The $18.8 million of Other in fiscal year 2023 includes $3.4 million of deferred tax assets with a corresponding valuation allowance of the same amount related to discontinued operations. The $17.5 million of Other in fiscal year 2022 includes $5.3 million of deferred tax assets with a corresponding valuation allowance of the same amount related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At June 30, 2023, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $118.1, $27.9, $8.3 and $0.2 million, respectively. The Company's federal loss carryforward consists of $27.3 million that will expire from fiscal years 2034 to 2038 and $90.8 million that has no expiration. The state loss carryforwards consist of $24.4 million that will expire from fiscal years 2024 to 2043 and $3.5 million that has no expiration. The Canada loss carryforward will expire from fiscal years 2036 to 2043. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $37.5 million primarily consists of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2043.
The Company's capital loss carryforward of $5.8 million will expire in fiscal year 2025.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $6.6 million of undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, and the U.K., as well as states, cities, and provinces within these jurisdictions. With limited exceptions, due to net operating loss carryforwards, the Company's federal, state and foreign tax returns are open to examination for all years since 2014, 2012 and 2016, respectively.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$22,173	$13,858
Additions based on tax positions related to the current year	10	8,636
(Reductions) additions based on tax positions of prior years	(663)	81
Reductions on tax positions related to the expiration of the statute of limitations	(127)	(402)
Balance at end of period	$21,393	$22,173
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $0.9 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. The Company recorded interest and penalties of approximately $0.1, $0.2 and $0.2 million as reductions to the accrual, net of the respective reversal of previously accrued interest and penalties during fiscal years 2023, 2022 and 2021, respectively. As of June 30, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.6 million. This amount is not included in the gross unrecognized tax benefits noted above.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.     BENEFIT PLANS
Regis Retirement Savings Plan:
The Company maintains a defined contribution 401(k) plan, the Regis Retirement Savings Plan (RRSP). The RRSP is a defined contribution profit-sharing plan with a 401(k) feature that is intended to qualify under Section 401(a) of the Internal Revenue Code (the Code) and is subject to the Employee Retirement Income Security Act of 1974 (ERISA).
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
The discretionary employer contribution profit-sharing portion of the RRSP is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, defined as 1,000 hours of service during the RRSP year, are employed by the Company on the last day of the RRSP year and are Salon Support employees, field leaders, artistic directors or consultants, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component become 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service with participants becoming fully vested after six full years of service.
Nonqualified Deferred Salary Plan:
The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers and all other employees who are highly compensated as defined by the Code. The discretionary employer contribution portion of the Executive Plan is a profit-sharing component in which a participant's interest becomes 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service with participants becoming fully vested after six full years of service. Certain participants within the Executive Plan also receive a matching contribution from the Company.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $14.0 million or when 4.6 million shares registered under the SEC for issuance under the plan have been purchased. As of June 30, 2023, the Company's cumulative contributions to the ESPP totaled $11.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended and the benefits were frozen.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheets:

	June 30,
	2023	2022

	(Dollars in thousands)
Current portion (included in accrued expenses)	$314	$303
Long-term portion (included in other non-current liabilities)	2,013	2,320
Total	$2,327	$2,623
The accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.7 and $0.7 million at June 30, 2023 and 2022, respectively.
Additionally, the Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expense on the Consolidated Statements of Operations totaled $0.6, $0.5 and $0.4 million for fiscal years 2023, 2022 and 2021, respectively. The fair value of the related obligations totaled $2.3 and $2.3 million at June 30, 2023 and 2022, respectively, with $0.6 and $0.5 million within accrued expenses at June 30, 2023 and 2022, respectively, and the remainder included in other non-current liabilities on the Consolidated Balance Sheets.

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
For fiscal years 2023, 2022 and 2021, 492,715, 608,503 and 636,310 common stock equivalents of dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Years
	2023	2022	2021

Equity-based compensation awards	3,955,941	2,269,335	2,322,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting of Shareholders, provides for the granting of nonqualified SOs, equity-based SARs and cash-settled SARs, RSUs and PSUs, to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 3,818,895 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and SOs). As of June 30, 2023, a maximum of 1,481,215 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018 Plan generally include various acceleration terms, including upon retirement for participants aged 62 years or older or who are aged 55 years or older and have 15 years of continuous service.
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
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2023, 2022 and 2021 were as follows (1):

	Fiscal Years
	2023	2022	2021

SARs	$1.52	$2.56	$—
SOs	1.43	1.82	2.89
RSUs	—	2.69	7.15
PSUs	—	—	5.83
_______________________________________________________________________________
(1)The fair value of cash-settled SARs granted are estimated on the date of grant using a Black-Scholes valuation model, with the fair value recalculated on a quarterly basis. The fair value of market-based SOs granted are estimated on the date of grant using either a Monte Carlo valuation model or a Black-Scholes valuation model. The fair value of market-based RSUs and PSUs granted are estimated on the date of grant using a Monte Carlo valuation model. The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2023, 2022 and 2021 were as follows:

Fiscal Years
	2023	2022	2021

Risk-free interest rate	3.08 - 4.30%	1.25 - 3.04%	0.16 - 0.78%
Expected volatility	69.5 - 82.6%	58.3 - 64.5%	44.9 - 66.8%
Expected dividend yield	—%	—%	—%
Expected term of share options	6.0 - 7.9 years	6.1 - 7.7 years	7.0 years
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)
SARs & SOs (1)	$1,352	$(241)	$456
RSUs & PSUs	964	1,575	2,798
Total stock-based compensation expense (recorded in general and administrative)	2,316	1,334	3,254
Less: Income tax benefit (2)	—	—	—
Total stock-based compensation expense, net of tax	$2,316	$1,334	$3,254
_______________________________________________________________________________
(1)A benefit was recognized in fiscal year 2022 due to forfeiture of SARs and SOs.
(2)Federal statutory income tax rate utilized of 0% due to a valuation allowance in fiscal years 2023, 2022 and 2021.
Stock Appreciation Rights:
SARs granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. SARs granted in fiscal year 2023 were awarded to the Company's executives and are liability-classified awards that vest ratably over a three-year period and are revalued each reporting period. SARs granted prior to fiscal year 2023 vest 20%, 20%, and 60% over a three-year period or vest ratably over a three-year period, with the exception of the April 2017 grant to the former Chief Executive Officer, which vested in full after two years.
Activity for all the Company's outstanding SARs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs

Outstanding balance at June 30, 2022	1,611	$7.95
Granted	600	1.52
Forfeited/Expired	(113)	1.61
Exercised	—	—
Outstanding balance at June 30, 2023	2,098	$6.45	6.37	$(11,203)
Exercisable at June 30, 2023	1,119	$10.33	4.22	$(10,317)
Unvested awards, net of estimated forfeitures	825	$2.02	8.82	$(751)
As of June 30, 2023, there was $0.4 million of unrecognized expense related to SARs that is to be recognized over a weighted average period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options:
SOs granted under the 2018 Plan, 2016 Plan and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. The SOs granted during fiscal year 2023 were awarded to the Company's executives and vest ratably over a three-year period and SOs granted to non-employee directors vest in equal amounts over a one-year period from the Company's previous annual shareholder meeting date and exercises are deferred until the director's board service ends.
Activity for all the Company's outstanding SOs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SOs

Outstanding balance at June 30, 2022	1,495	$1.81
Granted	1,644	1.43
Forfeited/Expired	(148)	1.59
Exercised	—	—
Outstanding balance at June 30, 2023	2,991	$1.61	8.98	$(1,496)
Exercisable at June 30, 2023	645	$1.54	9.05	$(277)
Unvested awards, net of estimated forfeitures	1,958	$1.63	8.97	$(1,018)
As of June 30, 2023, there was $1.4 million of unrecognized expense related to SOs that is to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units:
RSUs granted to employees under the 2018 Plan, 2016 Plan and 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date, vest ratably over a one to five-year period on each of the annual grant date anniversaries or vest entirely after a one, three or five-year period subsequent to the grant date. RSUs granted to non-employee directors under the 2018 Plan, 2016 Plan and 2004 Plan generally vest in equal monthly amounts over a one-year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends. The Company did not grant RSUs in fiscal year 2023.
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2022	907	$6.27
Granted	—	—
Forfeited	(34)	4.79
Vested	(88)	6.13
Outstanding balance at June 30, 2023	785	$6.35	$871
Vested at June 30, 2023	543	$7.24	$603
Unvested awards, net of estimated forfeitures	162	$5.58	$180
As of June 30, 2023, there was $0.3 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 1.6 years. The fair value of the shares vested was $0.5, $5.8 and $3.2 million in fiscal years 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Share Units:
PSUs are grants of restricted stock units which are earned based on the achievement of performance goals established by the Compensation Committee over a performance period, typically three years. There were no PSUs granted in fiscal year 2023.
Activity for all the Company's PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
PSUs

Outstanding balance at June 30, 2022	74	$9.82
Granted	—	—
Forfeited	(74)	9.82
Vested	—	—
Outstanding balance at June 30, 2023	—	$—	$—
Vested at June 30, 2023	—	$—	$—
Unvested awards, net of estimated forfeitures	—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SHAREHOLDERS' DEFICIT
Authorized Shares and Designation of Preferred Class:
The Company has 100.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Share Issuance Program:
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support growth strategies. During fiscal year 2023, the Company did not issue shares under the prospectus supplement. As of June 30, 2023, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program:
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. As of June 30, 2023, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2023	2022

	(Dollars in thousands)
Foreign currency translation	$8,284	$8,732
Unrealized gain on deferred compensation contracts	739	723
Accumulated other comprehensive income	$9,023	$9,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     SEGMENT INFORMATION
Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented on the same basis that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such that the Chief Operating Decision Maker's (CODM) primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance and forecast future performance. The Company's CODM does not evaluate reportable segments using assets and capital expenditure information. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation, amortization and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include distribution center wind down fees, inventory reserve, one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs and goodwill and long-lived asset impairment charges. Figures for prior reporting periods have been restated to conform to the current period.
The Franchise reportable operating segment is comprised of 4,795 franchise salons located mainly in strip center locations and Walmart. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the U.S., Puerto Rico and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters and Magicuts concepts.
The Company-owned salons reportable operating segment is comprised of 68 company-owned salons located mainly in strip center locations and Walmart. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the U.S. and Canada are generally within the Company-owned salons segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2023	2022	2021

	(Dollars in thousands)

Revenues:
Franchise	$223,237	$255,762	$268,686
Company-owned	10,089	20,205	142,965
Total revenue	233,326	275,967	411,651

Segment adjusted EBITDA:
Franchise	22,799	7,730	(29,417)
Company-owned	(1,789)	(9,529)	(47,497)
Total	21,010	(1,799)	(76,914)
Unallocated (expenses) benefits	(3,050)	(9,843)	16,215
Depreciation and amortization	(7,716)	(6,224)	(21,749)
Long-lived asset impairment	(101)	(542)	(13,023)
Goodwill impairment	—	(13,120)	—
Interest expense	(22,141)	(12,914)	(13,163)
Income tax benefit (expense)	655	(2,017)	5,428
Income (loss) from discontinued operations	3,958	(39,398)	(10,125)
Total net loss	$(7,385)	$(85,857)	$(113,331)
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2023		2022		2021
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$211,429	$6,410	$249,285	$12,808	$380,506	$16,807
Other countries	21,897	12	26,682	27	31,145	99
Total	$233,326	$6,422	$275,967	$12,835	$411,651	$16,906

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal control over financial reporting was effective as of June 30, 2023 based on those criteria.
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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the directors of the Company will be set forth in the sections titled "Election of Directors" of the Company's 2023 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers of the Registrant" in Item 1 of this Annual Report on this Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth under the heading titled "Communications with the Board" of the Company's 2023 Proxy Statement and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies & Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. Copies are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 3701 Wayzata Boulevard, Suite 500, Minneapolis, Minnesota 55416.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," and "Fiscal 2023 Director Compensation Table" of the Company's 2023 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2023 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2023 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2023 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2023 Proxy Statement and is incorporated herein by reference.

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

2.1
Asset Purchase Agreement, dated June 9, 2022, among the Company, Fremont Software, LLC, The Barbers, Hairstyling for Men & Women, Inc., Roosters MGC International LLC, Regis Holdings (Canada), Ltd., Magicuts, Ltd., First Choice Haircutters, Ltd., Cutco Acquisition Corp., RPC Acquisition Corp., Supercuts, Inc., and Soham Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 10, 2022.)

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
10.3*
Amendment to the adoption agreement for the Regis Corporation Executive Retirement Savings Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on August 23, 2022).

10.4*
Employment Agreement dated December 1, 2014, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K filed on August 31, 2020.)

10.5*
Restricted Stock Unit Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K filed on August 26, 2021.)

10.6*
Performance Units Agreement, dated November 11, 2019, between the Company and Kersten D. Zupfer. (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on From 10-K filed on August 26, 2021.)

10.7*	Form of Restricted Stock Unit Agreement (Fiscal 2021 Executive Grants). Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K filed on August 26, 2021.)
10.8*
Regis Corporation Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 11, 2013.)

10.9*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10.10*	Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Executive Grants). (Incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)
10.11*	Form of Stock Appreciation Right Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K filed on August 23, 2018.)

10.12*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10.13*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated effective October 18, 2016. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10.14*	Amended and Restated Senior Executive Severance Policy, dated September 1, 2022. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.15
Amendment No. 6 to Credit Agreement, dated as of August 12, 2022, by and among Regis Corporation, certain of its subsidiaries, various financial institutions and Bank of America, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 15, 2022.)

10.16*	Form of Restricted Stock Unit Award (Annual Fiscal 2019 Executive Grants). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)
10.17*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2017 Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed on August 23, 2022).

10.18*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on August 23, 2022).

10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)
10.20*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 30, 2019.)

10.21*
Regis Corporation Stock Purchase and Matching RSU Program, as amended and restated effective March 20, 2019. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2019.)

10.22*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10.23
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

10.24
Open Market Sale Agreement, dated February 3, 2021, between the Company and Jefferies LLC. (Incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 (No. 333-252700) filed on February 4, 2021.)

10.25*	Form of Stock Option Award Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)
10.26*	Form of Cash-Settled SAR Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)
10.27*	Offer Letter, dated December 22, 2021, between the Company and Matthew Doctor. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on February 3, 2022.)
10.28*	Offer Letter, dated December 22, 2021, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on February 3, 2022.)
10.29*
Offer Letter, Non-Compete, Non-Disclosure, Non-Solicitation and Non-Hire Agreement, dated May 4, 2022, between the Company and Matthew Doctor. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 5, 2022.)

10.30*	Form of Cash Settled SAR Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.31*	Form of Employee Stock Option Agreement (Annual Executive Grants). Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.32*
Form of Non-Employee Director Stock Option Agreement (Annual Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)

10.33*	Offer Letter, dated October 5, 2021, between the Company and John Davi.
21	List of Subsidiaries of the Company.
23	Consent of Grant Thornton LLP.

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Shareholders' Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).
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

Date: August 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID J. GRISSEN
David J. Grissen, Chairman of the Board of Directors	Date: August 23, 2023

/s/ LOCKIE ANDREWS
Lockie Andrews, Director	Date: August 23, 2023

/s/ NANCY BENACCI
Nancy Benacci, Director	Date: August 23, 2023

/s/ MATTHEW DOCTOR
Matthew Doctor, Director	Date: August 23, 2023

/s/ MARK LIGHT
Mark Light, Director	Date: August 23, 2023

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: August 23, 2023

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 23, 2023

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 23, 2023