Form 10-Q
period 2023-09-30
REGIS CORP
filed 2023-11-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to be submit such files). Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.05 par value	RGS	NYSE
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 25, 2023: 45,579,248

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2023 and June 30, 2023
(Dollars in thousands, except per share data)

	September 30, 2023	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$9,298	$9,508
Receivables, net	9,697	10,885
Inventories, net	1,011	1,681
Other current assets	14,628	15,164
Total current assets	34,634	37,238

Property and equipment, net	6,336	6,422
Goodwill (Note 1)	173,291	173,791
Other intangibles, net	2,691	2,783
Right of use asset (Note 8)	337,481	360,836
Other assets	25,737	26,307
Total assets	$580,170	$607,377

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,069	$14,309
Accrued expenses	26,142	30,109
Short-term lease liability (Note 8)	78,006	81,917
Total current liabilities	117,217	126,335

Long-term debt, net (Note 9)	179,732	176,830
Long-term lease liability (Note 8)	271,942	291,901
Other non-current liabilities	46,543	49,041
Total liabilities	615,434	644,107
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 45,579,248 and 45,566,228 common shares at September 30, 2023 and June 30, 2023, respectively	2,279	2,278
Additional paid-in capital	65,160	64,600
Accumulated other comprehensive income	8,734	9,023
Accumulated deficit	(111,437)	(112,631)
Total shareholders' deficit	(35,264)	(36,730)
Total liabilities and shareholders' deficit	$580,170	$607,377
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2022

Revenues:
Royalties	$16,528	$17,180
Fees	2,631	2,553
Product sales to franchisees	384	443
Advertising fund contributions	7,226	8,251
Franchise rental income (Note 8)	24,667	30,330
Company-owned salon revenue	1,936	3,114
Total revenue	53,372	61,871
Operating expenses:
Cost of product sales to franchisees	359	470
General and administrative	10,729	14,361
Rent (Note 8)	1,097	1,753
Advertising fund expense	7,226	8,251
Franchise rent expense	24,667	30,330
Company-owned salon expense (1)	1,490	2,985
Depreciation and amortization	370	1,251
Total operating expenses	45,938	59,401

Operating income	7,434	2,470

Other expense:
Interest expense	(6,188)	(3,817)
Other, net	(200)	(463)

Income (loss) from operations before income taxes	1,046	(1,810)

Income tax benefit (expense)	148	(28)

Income (loss) from continuing operations	1,194	(1,838)

Income from discontinued operations (Note 3)	—	3,306

Net income	$1,194	$1,468

Net income per share:
Basic:
Income (loss) from continuing operations	0.03	(0.04)
Income from discontinued operations	0.00	0.07
Net income per share, basic (2)	$0.03	$0.03
Diluted:
Income (loss) from continuing operations	0.03	(0.04)
Income from discontinued operations	0.00	0.07
Net income per share, diluted (2)	$0.03	$0.03

Weighted average common and common equivalent shares outstanding:
Basic	46,640	46,054
Diluted	47,243	46,054
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended September 30,
	2023	2022

Net income	$1,194	$1,468
Foreign currency translation adjustments	(289)	(858)
Comprehensive income	$905	$610
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
For the Three Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2023	45,566,228	$2,278	$64,600	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	1,194	1,194
Foreign currency translation	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	567	—	—	567
Net restricted stock activity	13,020	1	(7)	—	—	(6)
Balance, September 30, 2023	45,579,248	$2,279	$65,160	$8,734	$(111,437)	$(35,264)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	45,510,245	$2,276	$62,562	$9,455	$(105,246)	$(30,953)
Net income	—	—	—	—	1,468	1,468
Foreign currency translation	—	—	—	(858)	—	(858)
Stock-based compensation	—	—	496	—	—	496
Net restricted stock activity	26,280	1	(14)	—	—	(13)
Balance, September 30, 2022	45,536,525	$2,277	$63,044	$8,597	$(103,778)	$(29,860)
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$1,194	$1,468
Adjustments to reconcile net income to cash used in operating activities:
Gain from sale of OSP (Note 3)	—	(3,927)
Depreciation and amortization	375	1,035
Deferred income taxes	(59)	28
Non-cash interest	640	—
Stock-based compensation	630	531
Amortization of debt discount and financing costs	747	648
Other non-cash items affecting earnings	238	481
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(6,589)	(5,321)
Net cash used in operating activities	(2,824)	(5,057)

Cash flows from investing activities:
Capital expenditures	(163)	(184)
Proceeds from sale of OSP, net of fees	—	3,500
Net cash (used in) provided by investing activities	(163)	3,316

Cash flows from financing activities:
Borrowings on credit facility	2,000	6,357
Repayments of long-term debt	(162)	(5,801)
Debt refinancing fees	(152)	(4,341)
Taxes paid for shares withheld	(6)	(13)
Net cash provided by (used in) financing activities	1,680	(3,798)

Effect of exchange rate changes on cash and cash equivalents	(42)	(166)

Decrease in cash, cash equivalents, and restricted cash	(1,349)	(5,705)

Cash, cash equivalents and restricted cash:
Beginning of period	21,396	27,464
End of period	$20,047	$21,759
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2023 and for the three months ended September 30, 2023 and 2022, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2023 and its consolidated results of operations, comprehensive income, shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2023 and other documents filed or furnished with the SEC during the current fiscal year.

Goodwill:
As of September 30, 2023 and June 30, 2023, the Franchise reporting unit had $173.3 and $173.8 million, respectively, of goodwill. The change in goodwill for the three months ended September 30, 2023 is due to foreign currency translation. The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2023.
Depreciation:
Depreciation expense in the three months ended September 30, 2023 and 2022 includes $0.0 and $0.2 million, respectively, of asset retirement obligations, which are cash expenses.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and is then recognized over the term of the franchise agreement, which is typically 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord and has no impact on net income.
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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	September 30, 2023	June 30, 2023	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$6,426	$5,683	Receivables, net
Broker fees	11,623	12,471	Other assets

Deferred revenue:
Current
Gift card liability	$1,764	$1,823	Accrued expenses
Deferred franchise fees open salons	5,175	5,325	Accrued expenses
Total current deferred revenue	$6,939	$7,148
Non-current
Deferred franchise fees unopened salons	$2,217	$2,312	Other non-current liabilities
Deferred franchise fees open salons	19,323	20,839	Other non-current liabilities
Total non-current deferred revenue	$21,540	$23,151

Receivables relate primarily to payments due for royalties, advertising fees and rent. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts). Provisions for credit losses are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Receivable are written off when they are deemed uncollectible. The following table is a rollforward of the allowance for doubtful accounts for the periods indicated:

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Balance at beginning of period	$7,297	$6,559
Provision for doubtful accounts	211	461
Provision for franchisee rent	167	19
Recoveries	(237)	—
Write-offs	(991)	(725)
Reclass of accrued rent (1)	—	60
Other (2)	(56)	—
Balance at end of period	$6,391	$6,374
_______________________________________________________________________________
(1)The reclass of accrued rent represents franchisee rent obligations guaranteed by the Company that were unbilled and deemed unrecoverable as of June 30, 2022, and subsequently billed, so the related accruals were reclassified to allowance for doubtful accounts.
(2)Includes currency fluctuation.
The Company offers financing to Smartstyle franchisees when they remodel their salons. Included in Other assets is a receivable of $0.9 million, partially offset by a credit loss reserve of $0.2 million, related to this financing program.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Balance at beginning of period	$12,471	$15,592
Additions	—	—
Amortization	(739)	(827)
Write-offs	(109)	—
Balance at end of period	$11,623	$14,765
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2023 and 2022 was $1.7 and $1.5 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2023 is as follows (dollars in thousands):

Remainder of 2024	$3,881
2025	4,889
2026	4,420
2027	3,959
2028	3,276
Thereafter	4,073
Total	$24,498

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and received $5.0 million in fiscal year 2023, offset by a $0.5 million transaction fee. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Discontinued operations:
OSP fees	$—	$(226)
General and administrative	—	(27)
Rent	—	(368)
Gain from sale of OSP	—	3,927
Income from OSP discontinued operations, net	$—	$3,306

4.    SHAREHOLDERS' DEFICIT:
Stock-Based Employee Compensation:
During the three months ended September 30, 2023, the Company granted restricted stock units as follows:

Three Months Ended September 30, 2023

Restricted stock units (RSUs)	259,403
The RSUs granted during the three months ended September 30, 2023, vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.6 and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, was recorded within general and administrative on the unaudited Condensed Consolidated Statements of Operations.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three months ended September 30, 2023 and 2022, the Company did not issue any shares. As of September 30, 2023, $11.6 million remains under the prospectus supplement, which equates to 16.5 million shares based on the share price as of September 30, 2023.

5.     INCOME TAXES:
 A summary of the income tax benefit (expense) and corresponding effective tax rates is as follows:

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Income tax benefit (expense)	$148	$(28)
Effective tax rate	(14.1)%	(1.5)%
The recorded tax provision and effective tax rate for the three months ended September 30, 2023 and 2022 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
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
The Company owns a majority stake in Empire Education Group Inc. (EEG). To be eligible to participate in Title IV programs, the schools operated by EEG must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. On October 10, 2023, the Department of Education issued a final rule applicable to “gainful employment” programs, which under the Higher Education Act, include all programs offered by the Empire Education Group schools and other proprietary institutions. Under this final rule, which becomes effective July 1, 2024, the continued Title IV eligibility of such programs will be based on meeting both a debt-to-earnings metric and an earnings premium metric. A program that fails either metric in a single year will be required to provide warnings to current and prospective students that it could be at risk of losing Title IV program eligibility. A program that fails to meet the same metric twice in a three-year period will lose Title IV program eligibility. The first measurement will be assessed in fiscal year 2025. Upon a loss of institutional or programmatic eligibility, EEG’s students would lose access to Title IV program funds and that could be detrimental to EEG's business model. Additionally, EEG students who are unable to complete their educational program with EEG, or who do not accept a teach-out opportunity with another institution, may be eligible for discharges of their federal student loan debt. Those discharged loan amounts and other Title IV funds disbursed to EEG students that do not complete their program, as well as other Title IV program funds, may constitute liabilities to the Department of Education. Because the Company holds a majority ownership interest in EEG and is a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. As of September 30, 2023, EEG had $8.7 million of Title IV liabilities. If EEG is unable to meet the required metrics for gainful employment programs and subsequently unable to allow students to complete their programs, then it is possible the Company could be liable for all or some of the Title IV liabilities. The Company does not believe that it is probable that it would be liable for a material portion of these liabilities because there is time for EEG to reduce its exposure to these liabilities and therefore has not recorded any accrual for this potential liability.

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the unaudited Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2023	June 30, 2023

	(Dollars in thousands)

Cash and cash equivalents	$9,298	$9,508
Restricted cash, included in other current assets (1)	10,749	11,888
Total cash, cash equivalents and restricted cash	$20,047	$21,396
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives, and contractual obligations to collateralize the Company's self-insurance programs.

8.    LEASES:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and its corporate facilities under operating leases. The original terms range from one to 20 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Office rent	$825	$872
Lease termination (benefit) expense	(13)	458
Lease liability benefit (1)	(128)	(602)
Franchise salon rent (2)	(337)	(53)
Company-owned salon rent	750	1,078
Total	$1,097	$1,753
_______________________________________________________________________________
(1)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities, which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(2)The credit in franchise salon rent is related to settlements with landlords for less than previously accrued.
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2023 and 2022, franchise rental income and franchise rent expense were $24.7 and $30.3 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle® master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.65 years and 5.52 years and the weighted average discount rate was 4.60% and 4.55% for all salon operating leases as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2024	$68,629	$1,044	$978	$70,651	$(68,629)	$2,022
2025	77,882	674	1,334	79,890	(77,882)	2,008
2026	64,605	454	1,367	66,426	(64,605)	1,821
2027	54,830	229	1,401	56,460	(54,830)	1,630
2028	46,254	218	1,436	47,908	(46,254)	1,654
Thereafter	70,459	56	2,981	73,496	(70,459)	3,037
Total future obligations	$382,659	$2,675	$9,497	$394,831	$(382,659)	$12,172
Less amounts representing interest	43,445	208	1,230	44,883
Present value of lease liability	$339,214	$2,467	$8,267	$349,948
Less short-term lease liability	75,885	1,132	989	78,006
Long-term lease liability	$263,329	$1,335	$7,278	$271,942

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	September 30, 2023	September 30, 2023	June 30, 2023

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	9.69%	$172,106	$172,268
Deferred financing fees			(6,406)	(6,471)
Term loan, net			$165,700	$165,797
Revolving credit facility	2026	9.69%	12,000	10,000
Paid-in-kind interest			2,032	1,033
Total long-term debt, net			$179,732	$176,830
The Company's credit facility matures in August 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including minimum EBITDA, leverage and fixed-charge coverage ratio covenants, the latter two of which are not tested until December 31, 2023. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. Interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future SOFR rates and debt balance, as well as the length of time the debt will be outstanding. Cash interest paid in the three months ended September 30, 2023 and 2022 was $4.8 and $3.2 million, respectively.

At September 30, 2023, the Company had outstanding standby letters of credit under the revolving credit facility of $9.8 million, primarily related to the Company's self-insurance program. As of September 30, 2023, total liquidity and available credit under the revolving credit facility, as defined by the agreement, were $42.4 and $33.1 million, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $9.3 million and current liabilities of $117.2 million.

The Company was in compliance with its covenants and other requirements of the financing arrangements as of September 30, 2023.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2023 and June 30, 2023, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 4,176,371 and 3,211,485 of stock-based awards during the three months ended September 30, 2023 and 2022, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	September 30, 2023	June 30, 2023

FRANCHISE SALONS:
Supercuts	2,060	2,082
SmartStyle/Cost Cutters in Walmart Stores	1,373	1,388
Portfolio Brands	1,210	1,223
Total North American salons	4,643	4,693
Total International salons (1)	102	102
Total Franchise salons	4,745	4,795
as a percent of total Franchise and Company-owned salons	98.6%	98.6%

COMPANY-OWNED SALONS:
Supercuts	7	7
SmartStyle/Cost Cutters in Walmart Stores	48	48
Portfolio Brands	11	13
Total Company-owned salons	66	68
as a percent of total Franchise and Company-owned salons	1.4%	1.4%

Total Franchise and Company-owned salons	4,811	4,863
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such the CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance and forecast future performance. Asset information by segment is not provided to the CODM. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation, amortization and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROUA, lease termination fees and asset retirement obligation costs.

	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)

Revenues:
Franchise	$51,436	$58,757
Company-owned	1,936	3,114
Total revenue	53,372	61,871

Segment adjusted EBITDA:
Franchise	7,960	4,993
Company-owned	(497)	(1,169)
Total	7,463	3,824
Unallocated expenses	141	(566)
Depreciation and amortization	(370)	(1,251)
Interest expense	(6,188)	(3,817)
Income tax benefit (expense)	148	(28)
Income from discontinued operations	—	3,306
Total net income	$1,194	$1,468

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2023 Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
MANAGEMENT'S OVERVIEW
Regis Corporation (NYSE:RGS) is a leader in the beauty salon industry. As of September 30, 2023, the Company franchised or owned 4,811 locations, primarily in North America. Our locations consisted of 4,745 franchised salons and 66 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. Regis maintains an ownership interest in Empire Education Group, Inc. in the United States. As of September 30, 2023, the Company had 425 employees worldwide.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing its brands, and in line with its capital-light business, the Company shifted its product business from a wholesale model to a third-party distribution model in fiscal year 2022. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company receives a fee from the third-party distributor, which is included in fees on the interim unaudited Condensed Consolidated Statements of Operations. As a result of the change, product sales to franchisees and cost of products sales to franchisees will continue to decrease and are expected to be immaterial for the remainder of fiscal year 2024.
Corporate Strategy Update
On November 1, 2023, the Company announced that the Board has initiated a strategic review to proactively assess the Company’s capital structure. The Board has established a Special Committee to evaluate the various strategic alternatives and initiatives. There is no set timetable for this process, and there can be no assurances as to the results of the review. The Company does not intend to comment further on developments or status of this process until it deems further disclosure is appropriate or required by law. The Company is being advised by Jefferies, LLC as its financial advisor and Weil, Gotshal & Manges LLP as its legal advisor.

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
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2023.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the three months ended September 30, 2023, a net 50 franchise salons have closed, which will reduce future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales by concept (1):

	Three Months Ended September 30,
	2023	2022

	(Dollars in Millions)

System-wide revenue	$306.6	$316.0

Supercuts	2.2%	8.9%
SmartStyle	(2.0)	(3.2)
Portfolio Brands	3.7	3.6
Total system-wide same-store sales (1)	1.8%	4.5%
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

Condensed Consolidated Results of Operations (Unaudited)
The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statements of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated, and the increase (decrease) is measured in basis points. Variances calculated on amounts shown in millions may result in rounding differences.

	Three Months Ended September 30,
	2023	2022	2023	2022	2023

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$16.5	$17.2	30.9%	27.9%	300
Fees	2.6	2.6	4.9	4.2	70
Product sales to franchisees	0.4	0.4	0.8	0.6	20
Advertising fund contributions	7.2	8.3	13.5	13.4	10
Franchise rental income	24.7	30.3	46.3	48.9	(260)
Company-owned salon revenue	1.9	3.1	3.6	5.0	(140)

Cost of product sales to franchisees	0.4	0.5	100.0	125.0	(2,500)
General and administrative	10.7	14.4	20.1	23.3	(320)
Rent	1.1	1.8	2.1	2.9	(80)
Advertising fund expense	7.2	8.3	13.5	13.4	10
Franchise rent expense	24.7	30.3	46.3	48.9	(260)
Company-owned salon expense (2)	1.5	3.0	2.8	4.8	(200)
Depreciation and amortization	0.4	1.3	0.8	2.1	(130)

Operating income (3)	7.4	2.5	13.9	4.0	990

Interest expense	(6.2)	(3.8)	(11.6)	(6.1)	(550)
Other, net	(0.2)	(0.5)	(0.4)	(0.8)	40

Income tax benefit (expense) (4)	0.1	—	(14.1)	(1.5)	N/A

Income (loss) from continuing operations	1.2	(1.8)	2.3	(2.9)	520

Income from discontinued operations	—	3.3	—	5.3	(530)

Net income (3)	1.2	1.5	2.3	2.4	(10)
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
(4)Computed as a percent of income (loss) from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) as the discussion within the MD&A is related to the effective income tax rate.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Royalties
During the three months ended September 30, 2023, royalties decreased $0.7 million, or 4.1%, primarily due to a decrease in franchise salon count.
Fees
During the three months ended September 30, 2023, fees were consistent with prior period. An increase in terminated franchise agreement fees was offset by a decline in product fees.
Product Sales to Franchisees
Product sales to franchisees in the three months ended September 30, 2023 were less than the three months ended September 30, 2022, primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model. Product sales to franchisees are not expected to be material in fiscal year 2024.
Advertising Fund Contributions
Advertising fund contributions decreased $1.1 million, or 13.3%, during the three months ended September 30, 2023, primarily due to the decrease in franchise salon count.
Franchise Rental Income
During the three months ended September 30, 2023, franchise rental income decreased $5.6 million, or 18.5%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Revenue
During the three months ended September 30, 2023, company-owned salon revenue decreased $1.2 million, or 38.7%, due to the decrease in company-owned salon count.
Cost of Product Sales to Franchisees
The decrease in cost of product as a percent of product revenues during the three months ended September 30, 2023 was primarily due to lower freight charges. Cost of product sales to franchisees is not expected to be material in fiscal year 2024.
General and Administrative
General and administrative expense decreased $3.7 million, or 25.7%, during the three months ended September 30, 2023, primarily due to lower headcount resulting in lower compensation expense and lower legal, insurance and professional fees.

Rent
Rent expense decreased $0.7 million, or 38.9%, during the three months ended September 30, 2023, primarily due to a reduction in franchise rent due to lower lease termination fees, settling with landlords for less than previously accrued and the net reduction in the number of company-owned salons, partially offset by a reduction in the lease liability benefit. See Note 8 to the unaudited Condensed Consolidated Financial Statements.
Advertising Fund Expense
Advertising fund expense decreased $1.1 million, or 13.3%, during the three months ended September 30, 2023, primarily due to the decrease in franchise salon count.

Franchise Rent Expense
During the three months ended September 30, 2023, franchise rent expense decreased $5.6 million, or 18.5%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense for the three months ended September 30, 2023 decreased $1.5 million, or 50.0%, primarily due to the reduction in company-owned salon count.
Depreciation and Amortization
Depreciation and amortization decreased $0.9 million, or 69.2%, during the three months ended September 30, 2023. The decrease in the three months ended September 30, 2023 was primarily due to a reduction in corporate office and IT assets and a reduction in asset retirement "white boxing" expense.
Interest Expense
The $2.4 million increase in interest expense for the three months ended September 30, 2023 was primarily due to the amortization of fees related to the credit amendment that was signed in the first quarter of fiscal year 2023 and a higher weighted average interest rate on outstanding borrowings, including non-cash interest and amortization of debt discount and financing costs of $1.4 million.
Other, Net
Other, net decreased $0.3 million for the three months ended September 30, 2023 primarily due to a lower foreign currency loss.
Income Tax Benefit (Expense)
During the three months ended September 30, 2023, the Company recognized a tax benefit of $0.1 million, with a corresponding effective tax rate of (14.1)%, as compared to recognizing a tax expense of $0.0 million, with a corresponding effective tax rate of (1.5)% during the three months ended September 30, 2022. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
In the three months ended September 30, 2022, the Company recorded income from discontinued operations of $3.3 million due primarily to receipt of $4.0 million in sales proceeds. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended September 30,
	2023	2022	(Decrease) Increase (1)

	(Dollars in millions)

Royalties	$16.5	$17.2	$(0.7)
Fees	2.6	2.6	—
Product sales to franchisees	0.4	0.4	—
Advertising fund contributions	7.2	8.3	(1.1)
Franchise rental income	24.7	30.3	(5.6)
Total franchise revenue (1)	$51.4	$58.8	$(7.4)

Franchise same-store sales (2)	1.7%	4.6%

Franchise adjusted EBITDA	$8.0	$5.0	$3.0
Total franchise salons	4,745	4,795	(50)
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
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Franchise Revenue
Franchise revenue decreased $7.4 million during the three months ended September 30, 2023. The decrease in franchise revenue during the three months ended September 30, 2023 was primarily due to the decrease in franchise salon count. During the twelve months ended September 30, 2023, franchisees purchased zero salons from the Company and constructed (net of relocations) and closed 11 and 589 franchise salons, respectively.
Franchise Adjusted EBITDA
During the three months ended September 30, 2023, franchise adjusted EBITDA totaled $8.0 million, an improvement of $3.0 million compared to the three months ended September 30, 2022. The improvement was primarily due to a decrease in general and administrative expense due primarily to lower headcount, resulting in lower compensation expense, lower professional fees and a benefit in rent expense related to settling with landlords for less than previously accrued.

Company-Owned Salons

	Three Months Ended September 30,
	2023	2022	(Decrease) Increase (1)

	(Dollars in millions)

Total revenue	$1.9	$3.1	$(1.2)
Company-owned salon adjusted EBITDA	$(0.5)	$(1.2)	$0.7
Total Company-owned salons	66	95	(29)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Company-Owned Salon Revenue
Company-owned salon revenue decreased $1.2 million during the three months ended September 30, 2023, primarily due to the decrease in company-owned salon count.
Company-Owned Salon Adjusted EBITDA
During the three months ended September 30, 2023, company-owned salon adjusted EBITDA improved $0.7 million, primarily due to the closure of loss-generating company-owned salons.

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
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in August 2025. In conducting the Company’s current operations, all cash in excess of the amounts needed to support existing operating activities is used to pay the interest on the amounts outstanding under the credit agreement, and we are periodically borrowing additional amounts to cover these costs.
As of September 30, 2023, cash and cash equivalents were $9.3 million, with $8.6 and $0.7 million within the United States and Canada, respectively.
As of September 30, 2023, the Company's borrowing arrangements include a $172.1 million term loan, $2.0 million of paid-in-kind interest and a $55.0 million revolving credit facility that expires in August 2025. As of September 30, 2023, the unused available credit under the revolving credit facility was $33.1 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $42.4 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Additionally, in February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During the three months ended September 30, 2023 and 2022, the Company did not issue shares under the prospectus supplement. As of September 30, 2023, $11.6 million remains outstanding under the share issuance program.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management. The Company has a disciplined approach to capital allocation, which focuses on ensuring we can meet our interest obligations and investing in key priorities to support the Company's strategic plan as discussed within Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Cash Requirements
The Company's most significant contractual cash requirements as of September 30, 2023 were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2023, cash used in operating activities was $2.8 million compared to $5.1 million in the prior year. Cash used in operating activities improved due primarily to our lower cost structure.
Cash Flows from Investing Activities
During the three months ended September 30, 2023, cash used in investing activities of $0.2 million primarily related to a salon capital improvements. During the three months ended September 30, 2022, cash provided by investing activities of $3.3 million was primarily due to cash received of $4.0 million from the sale of OSP, net of a $0.5 million transaction fee.
Cash Flows from Financing Activities
During the three months ended September 30, 2023, cash provided by financing activities was $1.7 million, primarily as a result of a net $1.8 million borrowing under the Company's revolving credit facility. During the three months ended September 30, 2022, cash used in financing activities was $3.8 million, primarily as a result of debt refinancing fees of $4.3 million, partially offset by a net $0.6 million borrowing under the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2023	123.4%
June 30, 2023	125.1%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of September 30, 2023 was primarily due to the increase in outstanding debt.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the three months ended September 30, 2023, the Company did not issue shares under the prospectus supplement. As of September 30, 2023, 9.3 million shares have been cumulatively issued for $38.4 million, and $11.6 million remains outstanding under the share issuance program.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2023, the Company did not repurchase any shares. As of September 30, 2023, 30.0 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs; our potential responsibility for Empire Education Group, Inc.'s liabilities; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with New York Stock Exchange listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; the successful migration of our franchisees to the Zenoti salon technology platform; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement, access to the existing revolving credit facility, and acceleration of our obligation to repay our indebtedness; the completion and/or results of the strategic alternatives review; limited resources to invest in our business; premature termination of agreements with our franchisees; financial performance of Empire Education Group, Inc.; our ability to close the sale of our ownership stake in Empire Education Group, Inc.; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company faces allegations of non-payment of rent and associated charges. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors
There have been no material changes in our risk factors, except as noted below, from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Empire Education Group, Inc. (EEG) may be unsuccessful and we may be unable to close the sale of our ownership stake in it, which could adversely affect our financial results.

EEG has experienced, and continues to experience, poor financial performance. In 2020, we entered into an agreement to sell to the other owner our 55.1% ownership stake in EEG. The transaction is subject to approval by each of the states in which EEG’s schools operate, as well as EEG’s institutional accrediting agency, National Accrediting Commission of Career Arts and Sciences (NACCAS), and the Department of Education. Some state approvals and the NACCAS approval must be obtained prior to the closing of the transaction. Additionally, three state agencies have indicated that the pertinent EEG schools must post surety bonds as a condition of transaction approval and ongoing authorization to operate. The other owner of EEG has not obtained the required surety bonds to facilitate a closing of the transaction. The Department of Education similarly may require a letter of credit as a condition of EEG’s participation in the Title IV programs following the transaction. As a result of these conditions, there is no guarantee that we will be able to close the sale. If the transaction does not close, our financial results may be adversely affected.

We may be responsible for Empire Education Group, Inc.'s liabilities.

The Company owns a majority stake in Empire Education Group Inc. (EEG). To be eligible to participate in Title IV programs, the schools operated by EEG must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. On October 10, 2023, the Department of Education issued a final rule applicable to “gainful employment” programs, which under the Higher Education Act, include all programs offered by the Empire Education Group schools and other proprietary institutions. Under this final rule, which becomes effective July
1, 2024, the continued Title IV eligibility of such programs will be based on meeting both a debt-to-earnings metric and an earnings premium metric. A program that fails either metric in a single year will be required to provide warnings to current and prospective students that it could be at risk of losing Title IV program eligibility. A program that fails to meet the same metric twice in a three-year period will lose Title IV program eligibility. The first measurement will be assessed in fiscal year 2025. To the extent that EEG is unable to meet the required metrics for gainful employment programs, or it fails to comply with other existing or revised Title IV program regulations, its schools and programs may become ineligible for continued Title IV program participation. Upon a loss of institutional or programmatic eligibility, EEG’s students would lose access to Title IV program funds and that could be detrimental to EEG's business model. Additionally, EEG students who are unable to complete their educational program with EEG, or who do not accept a teach-out opportunity with another institution, may be eligible for discharges of their federal student loan debt. Those discharged loan amounts and other Title IV funds disbursed to EEG students that do not complete their program, as well as other Title IV program funds, may constitute liabilities to the Department of Education. Because the Company holds a majority ownership interest in EEG and is a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities.

There are uncertainties introduced by our announcement of our exploration and evaluation of strategic alternatives to enhance value.

On November 1, 2023, the Company announced that the Board has initiated a strategic review to proactively assess the Company's capital structure. The Board of Directors has established a Special Committee to evaluate various strategic alternatives and initiatives to enhance value. There is no set timetable for this process, and there can be no assurances as to the results of the review. The Company does not intend to comment further on developments or status of this process until it deems further disclosure is appropriate or required by law. We may also incur substantial costs in connection with the pursuit of strategic alternatives which are not ultimately consummated.

We currently are not in compliance with New York Stock Exchange listing requirements.

In June 2022, we received written notice from the New York Stock Exchange (NYSE) that we did not meet certain NYSE continued listing standards. Under the NYSE continued listing standards, the Company is required to maintain (a) a minimum average closing price of $1.00 per share over a period of 30 consecutive trading days, and (b) an average market capitalization of at least $50.0 million over a period of 30 consecutive trading days, and at the same time, total stockholders' equity equal to or greater than $50.0 million. On September 1, 2022, we were notified we cured the minimum average closing price of $1.00 per share, but our average market capitalization was still non-compliant. On October 4, 2023, we received a second written notice from the NYSE that the Company no longer satisfies the continued listing compliance standards, because the average closing price of the Company's common stock was less than $1.00 per share over a period of 30 consecutive days. The Company also remains noncompliant with the market capitalization requirement of Section 802.01B of the NYSE Listed Company Manual as previously disclosed. If our average market capitalization is not greater than $50.0 million on December 13, 2023, we will be subject to the NYSE’s suspension and delisting procedures. We are closely monitoring the closing share price of our common stock and are considering all available options. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the three months ended September 30, 2023, the Company did not issue shares under the prospectus supplement. On September 30, 2023, $11.6 million remains under the prospectus supplement, which equates to 16.5 million shares based on the share price as of September 30, 2023.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of September 30, 2023, a total accumulated 30.0 million shares have been repurchased for $595.4 million. At September 30, 2023, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2024.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2023, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2023	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)