Form 10-Q
period 2023-12-31
REGIS CORP
filed 2024-01-31
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3701 Wayzata Boulevard,	Minneapolis	Minnesota	55416
(Address of principal executive offices)			(Zip Code)
(952) 947-7777
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.05 par value	RGS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 26, 2024: 2,279,450

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of December 31, 2023 and June 30, 2023
(Dollars in thousands, except per share data)

	December 31, 2023	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$7,153	$9,508
Receivables, net	12,012	10,885
Inventories, net	1,217	1,681
Other current assets	15,034	15,164
Total current assets	35,416	37,238

Property and equipment, net	5,889	6,422
Goodwill (Note 1)	173,780	173,791
Other intangibles, net	2,635	2,783
Right of use asset (Note 8)	331,183	360,836
Other assets	24,814	26,307
Total assets	$573,717	$607,377

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,047	$14,309
Accrued expenses	25,923	30,109
Short-term lease liability (Note 8)	76,895	81,917
Total current liabilities	114,865	126,335

Long-term debt, net (Note 9)	181,663	176,830
Long-term lease liability (Note 8)	266,483	291,901
Other non-current liabilities	44,296	49,041
Total liabilities	607,307	644,107
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 2,279,450 and 2,277,828 common shares at December 31, 2023 and June 30, 2023, respectively (Note 1)	114	114
Additional paid-in capital (Note 1)	67,710	66,764
Accumulated other comprehensive income	9,026	9,023
Accumulated deficit	(110,440)	(112,631)
Total shareholders' deficit	(33,590)	(36,730)
Total liabilities and shareholders' deficit	$573,717	$607,377
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended December 31, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Revenues:
Royalties	$15,820	$16,158	$32,348	$33,338
Fees	2,492	3,238	5,123	5,791
Product sales to franchisees	67	1,107	451	1,550
Advertising fund contributions	6,808	7,965	14,034	16,216
Franchise rental income (Note 8)	24,087	28,886	48,754	59,216
Company-owned salon revenue	1,779	2,613	3,715	5,727
Total revenue	51,053	59,967	104,425	121,838
Operating expenses:
Cost of product sales to franchisees	58	1,310	417	1,780
Inventory reserve	—	1,228	—	1,228
General and administrative	11,772	11,747	22,501	26,108
Rent (Note 8)	1,394	2,090	2,491	3,843
Advertising fund expense	6,808	7,965	14,034	16,216
Franchise rent expense	24,087	28,886	48,754	59,216
Company-owned salon expense (1)	1,308	2,218	2,798	5,203
Depreciation and amortization	677	3,793	1,047	5,044
Long-lived asset impairment	170	—	170	—
Total operating expenses	46,274	59,237	92,212	118,638

Operating income	4,779	730	12,213	3,200

Other (expense) income:
Interest expense	(6,188)	(4,519)	(12,376)	(8,336)
Other, net	299	1,248	99	785

Loss from operations before income taxes	(1,110)	(2,541)	(64)	(4,351)

Income tax benefit (expense)	107	—	255	(28)

(Loss) income from continuing operations	(1,003)	(2,541)	191	(4,379)

Income from discontinued operations (Note 3)	2,000	134	2,000	3,440

Net income (loss)	$997	$(2,407)	$2,191	$(939)

Net income (loss) per share:
Basic:
(Loss) income from continuing operations	$(0.43)	$(1.10)	$0.08	$(1.90)
Income from discontinued operations	0.85	0.06	0.86	1.49
Net income (loss) per share, basic (2)	$0.43	$(1.04)	$0.94	$(0.41)
Diluted:
(Loss) income from continuing operations	(0.43)	$(1.10)	0.08	(1.90)
Income from discontinued operations	0.85	0.06	0.84	1.49
Net income (loss) per share, diluted (2)	$0.43	$(1.04)	$0.93	$(0.41)

Weighted average common and common equivalent shares outstanding:
Basic	2,341	2,307	2,336	2,305
Diluted	2,341	2,307	2,367	2,305
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Six Months Ended December 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net income (loss)	$997	$(2,407)	$2,191	$(939)
Foreign currency translation adjustments	292	132	3	(726)
Comprehensive income (loss)	$1,289	$(2,275)	$2,194	$(1,665)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
For the Three and Six Months Ended December 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2023	2,278,479	$114	$67,325	$8,734	$(111,437)	$(35,264)
Net income	—	—	—	—	997	997
Foreign currency translation	—	—	—	292	—	292
Stock-based compensation	—	—	392	—	—	392
Net restricted stock activity	971	—	(7)	—	—	(7)
Balance, December 31, 2023	2,279,450	$114	$67,710	$9,026	$(110,440)	$(33,590)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2022	2,276,343	$114	$65,207	$8,597	$(103,778)	$(29,860)
Net loss	—	—	—	—	(2,407)	(2,407)
Foreign currency translation	—	—	—	132	—	132
Stock-based compensation	—	—	524	—	—	524
Net restricted stock activity	1,302	—	(24)	—	—	(24)
Balance, December 31, 2022	2,277,645	$114	$65,707	$8,729	$(106,185)	$(31,635)

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	2,191	2,191
Foreign currency translation	—	—	—	3	—	3
Stock-based compensation	—	—	959	—	—	959
Net restricted stock activity	1,622	—	(13)	—	—	(13)
Balance, December 31, 2023	2,279,450	$114	$67,710	$9,026	$(110,440)	$(33,590)

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	2,275,029	$114	$64,724	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(939)	(939)
Foreign currency translation	—	—	—	(726)	—	(726)
Stock-based compensation	—	—	1,020	—	—	1,020
Net restricted stock activity	2,616	—	(37)	—	—	(37)
Balance, December 31, 2022	2,277,645	$114	$65,707	$8,729	$(106,185)	$(31,635)
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended December 31, 2023 and 2022
(Dollars in thousands)

	Six Months Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$2,191	$(939)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from sale of OSP (Note 3)	(2,000)	(4,034)
Depreciation and amortization	1,005	4,647
Long-lived asset impairment	170	—
Deferred income taxes	(29)	28
Inventory reserve	—	1,228
Non-cash interest	1,290	—
Stock-based compensation	890	1,111
Amortization of debt discount and financing costs	1,493	1,391
Other non-cash items affecting earnings	(29)	376
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(11,834)	(10,722)
Net cash used in operating activities	(6,853)	(6,914)

Cash flows from investing activities:
Capital expenditures	(323)	(361)
Proceeds from sale of OSP, net of fees	—	4,000
Net cash (used in) provided by investing activities	(323)	3,639

Cash flows from financing activities:
Borrowings on credit facility	4,000	11,357
Repayments of long-term debt	(455)	(8,535)
Debt refinancing fees	(1,216)	(4,383)
Taxes paid for shares withheld	(13)	(35)
Net cash provided by (used in) financing activities	2,316	(1,596)

Effect of exchange rate changes on cash and cash equivalents	46	(135)

Decrease in cash, cash equivalents, and restricted cash	(4,814)	(5,006)

Cash, cash equivalents and restricted cash:
Beginning of period	21,396	27,464
End of period	$16,582	$22,458
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2023 and for the three and six months ended December 31, 2023 and 2022, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2023 and its consolidated results of operations, comprehensive income (loss), shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company determined a triggering event occurred related to a decrease in the Company's stock price, resulting in a quantitative impairment test performed over goodwill. Accordingly, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business as of November 30, 2023. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding discount rates, revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. These assumptions are inherently uncertain. An increase in the discount rate or a decrease in revenue growth rate or market trends would have a negative impact on the fair value of the reporting unit which could be material.
As a result of the impairment testing, the Franchise reporting unit was determined to have a fair value in excess of its carrying value of 6%, resulting in no goodwill impairment charge. As of December 31, 2023 and June 30, 2023, the Franchise reporting unit had goodwill of $173.8 million.
Reverse stock split:
On November 29, 2023, the Company effected a one-for-20 reverse stock split of its outstanding common stock, par value $0.05 per share. As a result of the reverse stock split, every 20 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Shareholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

The reverse stock split affected all issued and outstanding shares of the Company’s common stock, as well as the number of shares of common stock available for issuance under the Company’s outstanding stock options and stock unit awards. The reverse stock split reduced the number of shares of common stock issuable upon the exercise of stock options outstanding and the vesting of stock unit awards outstanding immediately prior to the reverse stock split and correspondingly increased the respective exercise prices or other price dependent terms.
Depreciation:
Depreciation expense in the three months ended December 31, 2023 and 2022 includes $0.0 and $0.2 million, respectively, and for the six months ended December 31, 2023 and 2022 includes $0.04 and $0.4 million, respectively, of asset retirement obligations, which are cash expenses.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the unaudited Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and is then recognized over the term of the franchise agreement, which is typically 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord and it has no impact on net income.
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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	December 31, 2023	June 30, 2023	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,275	$5,683	Receivables, net
Broker fees	10,945	12,471	Other assets

Deferred revenue:
Current
Gift card liability	$1,816	$1,823	Accrued expenses
Deferred franchise fees open salons	5,041	5,325	Accrued expenses
Total current deferred revenue	$6,857	$7,148
Non-current
Deferred franchise fees unopened salons	$2,148	$2,312	Other non-current liabilities
Deferred franchise fees open salons	17,887	20,839	Other non-current liabilities
Total non-current deferred revenue	$20,035	$23,151

Receivables relate primarily to payments due for royalties, advertising fees and rent. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts). Provisions for credit losses are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Receivable are written off when they are deemed uncollectible. As of December 31, 2023 and June 30, 2023, the allowance for doubtful accounts was $6.3 million and $7.3 million, respectively.

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
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Six Months Ended December 31,
	2023	2022

	(Dollars in thousands)

Balance at beginning of period	$12,471	$15,592
Amortization	(1,415)	(1,586)
Write-offs	(111)	—
Balance at end of period	$10,945	$14,006
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended December 31, 2023 and 2022 was $1.6 million and $1.7 million, respectively, and for the six months ended December 31, 2023 and 2022 was $3.3 million and $3.2 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2023 is as follows (dollars in thousands):

Remainder of 2024	$2,521
2025	4,825
2026	4,361
2027	3,899
2028	3,164
Thereafter	4,158
Total	$22,928

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received $13.0 million in proceeds in June 2022 and received $5.0 million in fiscal year 2023, offset by a $0.5 million transaction fee. In the quarter ended December 31, 2023, the Company earned $2.0 million of proceeds that had been previously held back. The Company received the $2.0 million in January 2024. The Company recorded the $2.0 million gain and receivable in the quarter ended December 31, 2023. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Discontinued operations:
OSP fees	$—	$—	$—	$(226)
General and administrative	—	—	—	(27)
Rent	—	26	—	(341)
Gain from sale of OSP	2,000	108	2,000	4,034
Income from OSP discontinued operations, net	$2,000	$134	$2,000	$3,440

4.    SHAREHOLDERS' DEFICIT:
Stock-Based Employee Compensation:
During the three and six months ended December 31, 2023, the Company granted restricted stock units as follows:

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023

Restricted stock units (RSUs)	—	12,970
The RSUs granted during the six months ended December 31, 2023, vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.3 and $0.6 million for the three months ended December 31, 2023 and 2022, respectively, and $0.9 and $1.1 million for the six months ended December 31, 2023 and 2022, respectively, was recorded within general and administrative on the unaudited Condensed Consolidated Statements of Operations.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three and six months ended December 31, 2023 and 2022, the Company did not issue any shares under this prospectus. As of December 31, 2023, $11.6 million remains under the prospectus supplement, which equates to 1.2 million shares based on the Company's share price as of December 31, 2023. The program expires on February 10, 2024.

5.     INCOME TAXES:
 A summary of the income tax benefit (expense) and corresponding effective tax rate is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
_______________________________________________________________________________	2023	2022	2023	2022

	(Dollars in thousands)

Income tax benefit (expense)	$107	$—	$255	$(28)
Effective tax rate (1)	9.6%	—%	398.4%	(0.6)%
(1)The recorded tax provision and effective tax rate for the three and six months ended December 31, 2023 and 2022 were different than what would normally be expected, due to the impact of the deferred tax valuation allowance in addition to the impact of a one-time tax benefit in fiscal year 2024 recognized as a result of an income tax audit of foreign subsidiaries.

With limited exceptions, due to net operating loss carryforwards, our federal, state, and foreign tax returns are open to examination for all years since 2014, 2012 and 2016, respectively.

6.     COMMITMENTS AND CONTINGENCIES:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of nonpayment of rent and associated charges. Further, similar to other retail employers, the Company has faced, and may continue to face, allegations of purported class-wide consumer and wage and hour violations.
Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.
The Company owns a majority stake in Empire Education Group, Inc. (EEG). To be eligible to participate in Title IV programs, the schools operated by EEG must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. On October 10, 2023, the Department of Education issued a final rule applicable to “gainful employment” programs, which under the Higher Education Act, include all programs offered by the EEG schools and other proprietary institutions. Under this final rule, which becomes effective July 1, 2024, the continued Title IV eligibility of such programs will be based on meeting both a debt-to-earnings metric and an earnings premium metric. A program that fails either metric in a single year will be required to provide warnings to current and prospective students that it could be at risk of losing Title IV program eligibility. A program that fails to meet the same metric twice in a three-year period will lose Title IV program eligibility. The first measurement will be assessed in fiscal year 2025. Upon a loss of institutional or programmatic eligibility, EEG’s students would lose access to Title IV program funds and that could be detrimental to EEG's business model. Additionally, EEG students who are unable to complete their educational program with EEG, or who do not accept a teach-out opportunity with another institution, may be eligible for discharges of their federal student loan debt. Those discharged loan amounts and other Title IV funds disbursed to EEG students that do not complete their program, as well as other Title IV program funds, may constitute liabilities to the Department of Education. Because the Company holds a majority ownership interest in EEG and is a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. As of December 31, 2023, EEG had $10.1 million of Title IV liabilities. If EEG is unable to meet the required metrics for gainful employment programs and subsequently unable to allow students to complete their programs, then it is possible the Company could be liable for all or some of the Title IV liabilities. The Company does not believe that it is probable that it would be liable for a material portion of these liabilities because there is time for EEG to reduce its exposure to these liabilities and therefore has not recorded any accrual for this potential liability.

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the unaudited Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statements of Cash Flows:

	December 31, 2023	June 30, 2023

	(Dollars in thousands)

Cash and cash equivalents	$7,153	$9,508
Restricted cash, included in other current assets (1)	9,429	11,888
Total cash, cash equivalents and restricted cash	$16,582	$21,396
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Office rent	$748	$834	$1,574	$1,706
Lease termination expense	174	848	161	1,306
Lease liability benefit (1)	(95)	(615)	(223)	(1,217)
Franchise salon rent (2)	(96)	9	(434)	(44)
Company-owned salon rent	663	1,014	1,413	2,092
Total	$1,394	$2,090	$2,491	$3,843
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
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statements of Operations. For the three and six months ended December 31, 2023 and 2022, franchise rental income and franchise rent expense were $24.1 million and $28.9 million, and $48.8 million and $59.2 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle® master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.28 years and 5.52 years, and the weighted average discount rate was 4.84% and 4.55% for all salon operating leases as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2024	$46,425	$444	$656	$47,525	$(46,425)	$1,100
2025	81,580	619	1,334	83,533	(81,580)	1,953
2026	68,204	438	1,367	70,009	(68,204)	1,805
2027	58,175	229	1,401	59,805	(58,175)	1,630
2028	48,986	218	1,436	50,640	(48,986)	1,654
Thereafter	74,163	56	2,981	77,200	(74,163)	3,037
Total future obligations	$377,533	$2,004	$9,175	$388,712	$(377,533)	$11,179
Less amounts representing interest	44,009	178	1,147	45,334
Present value of lease liability	$333,524	$1,826	$8,028	$343,378
Less short-term lease liability	75,200	687	1,008	76,895
Long-term lease liability	$258,324	$1,139	$7,020	$266,483

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	December 31, 2023	December 31, 2023	June 30, 2023

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	9.71%	$171,813	$172,268
Deferred financing fees			(7,187)	(6,471)
Term loan, net			$164,626	$165,797
Revolving credit facility	2026	9.71%	14,000	10,000
Paid-in-kind interest			3,037	1,033
Total long-term debt, net			$181,663	$176,830
The Company's credit facility matures in August 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including leverage, and fixed-charge coverage ratio covenants. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin will increase to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. Interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future SOFR rates and debt balance, as well as the length of time the debt will be outstanding. Cash interest paid in the three and six months ended December 31, 2023 and 2022 was $4.8 and $3.8 million, and $9.6 and $6.9 million, respectively.

At December 31, 2023, the Company had outstanding standby letters of credit under the revolving credit facility of $9.8 million, primarily related to the Company's self-insurance program. As of December 31, 2023, total liquidity and available credit under the revolving credit facility, as defined by the amended agreement, were $38.1 million and $31.0 million, respectively. As of December 31, 2023, the Company had cash and cash equivalents of $7.2 million and current liabilities of $114.9 million.

The Company was in compliance with its covenants and other requirements of the financing arrangements as of December 31, 2023.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2023 and June 30, 2023, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 219,945 and 160,574 of stock-based awards during the three months ended December 31, 2023 and 2022, respectively, and excluded 215,656 and 160,574 of stock-based awards during the six months ended December 31, 2023 and 2022, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	December 31, 2023	June 30, 2023

FRANCHISE SALONS:
Supercuts	2,022	2,082
SmartStyle/Cost Cutters in Walmart Stores	1,351	1,388
Portfolio Brands	1,178	1,223
Total North American salons	4,551	4,693
Total International salons (1)	100	102
Total Franchise salons	4,651	4,795
as a percent of total Franchise and Company-owned salons	98.8%	98.6%

COMPANY-OWNED SALONS:
Supercuts	6	7
SmartStyle/Cost Cutters in Walmart Stores	44	48
Portfolio Brands	8	13
Total Company-owned salons	58	68
as a percent of total Franchise and Company-owned salons	1.2%	1.4%

Total Franchise and Company-owned salons	4,709	4,863
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such that the CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. Asset information by segment is not provided to the CODM. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROUA, lease termination fees and asset retirement obligation costs.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands)

Revenues:
Franchise	$49,274	$57,354	$100,710	$116,111
Company-owned	1,779	2,613	3,715	5,727
Total revenue	51,053	59,967	104,425	121,838

Segment adjusted EBITDA:
Franchise	6,371	7,532	14,331	12,523
Company-owned	(338)	303	(835)	(863)
Total	6,033	7,835	13,496	11,660
Unallocated expenses	(108)	(2,064)	33	(2,631)
Depreciation and amortization	(677)	(3,793)	(1,047)	(5,044)
Long-lived asset impairment	(170)	—	(170)	—
Interest expense	(6,188)	(4,519)	(12,376)	(8,336)
Income tax benefit (expense)	107	—	255	(28)
Income from discontinued operations	2,000	134	2,000	3,440
Total net income (loss)	$997	$(2,407)	$2,191	$(939)
13.    SUBSEQUENT EVENTS:
On January 28, 2024, the Board of Directors of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock. The dividend is payable on February 9, 2024 (the “Record Date”), to the holders of record of shares of Common Stock as of the close of business on the Record Date. The description and terms of the Rights are set forth in a Tax Benefits Preservation Plan, dated as of January 29, 2024, as the same may be amended from time to time (the “Plan”), between the Company and Equiniti Trust Company, LLC, as Rights Agent.

By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”). Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares without the approval of the Board of Directors. The Board of Directors believes it is in the best interest of the Company and its stockholders to reduce the likelihood of an ownership change, which could harm the Company’s future operating results by effectively increasing the Company future tax liabilities.

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
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of December 31, 2023, the Company franchised or owned 4,709 locations, primarily in North America. Our locations consisted of 4,651 franchised salons and 58 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of December 31, 2023, the Company had 397 employees worldwide.
Merchandising Strategy
As part of the Company's transformation to focus on managing and nurturing its brands, and in line with its capital-light business, the Company shifted its product business from a wholesale model to a third-party distribution model in fiscal year 2022. Management expects the change will positively impact franchisees by providing them access to industry-leading pricing, loyalty programs, promotional benefits, educational assets, and ongoing support. The Company receives a fee from the third-party distributor, which is included in fees on the interim unaudited Condensed Consolidated Statements of Operations. As a result of the change, product sales to franchisees and cost of product sales to franchisees will continue to decrease and are expected to be immaterial for the remainder of fiscal year 2024.
Corporate Strategy Update
On November 1, 2023, the Company announced that the Board has initiated a strategic review to proactively assess the Company’s capital structure with support of legal and financial advisors. The Board has established a Special Committee to evaluate the various strategic alternatives and initiatives. The Company is continuing on such strategic review and there is no set timetable for this process, and there can be no assurances as to the results of the review. The Company does not intend to comment further on developments or status of this process until it deems further disclosure is appropriate or required by law.
CRITICAL ACCOUNTING ESTIMATES
The interim unaudited Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP. In preparing the interim unaudited Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the interim unaudited Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our interim unaudited Condensed Consolidated Financial Statements.
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company determined a triggering event occurred related to a decrease in the Company's stock price, resulting in a quantitative impairment test performed over goodwill. Accordingly, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit of the business as of November 30, 2023. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the Franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding discount rates, revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. These assumptions are inherently uncertain. An increase in the discount rate or a decrease in revenue growth rate or market trends would have a negative impact on the fair value of the reporting unit which could be material.
As a result of the impairment testing, the Franchise reporting unit was determined to have a fair value in excess of its carrying value of 6%, resulting in no goodwill impairment charge. As of December 31, 2023 and June 30, 2023, the Franchise reporting unit had goodwill of $173.8 million.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2023.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the six months ended December 31, 2023, a net 144 franchise salons have closed, which will reduce future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales by concept (1):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Millions)

System-wide revenue	$292.4	$303.4	$599.0	$619.4

Supercuts	2.6%	7.2%	2.4%	8.0%
SmartStyle	(2.4)	(2.9)	(2.2)	(3.1)
Portfolio Brands	3.7	6.0	3.7	4.8
Total system-wide same-store sales (1)	1.9%	4.5%	1.8%	4.5%
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

	Three Months Ended December 31,					Six Months Ended December 31,
	2023	2022	2023	2022		2023	2022	2023	2022

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$15.8	$16.2	30.9%	27.0%	390	$32.3	$33.3	31.0%	27.3%	370
Fees	2.5	3.2	4.9	5.4	(50)	5.1	5.8	4.9	4.8	10
Product sales to franchisees	0.1	1.1	0.2	1.8	(160)	0.5	1.6	0.5	1.3	(80)
Advertising fund contributions	6.8	8.0	13.3	13.3	—	14.0	16.2	13.4	13.3	10
Franchise rental income	24.1	28.9	47.2	48.2	(100)	48.8	59.2	46.7	48.6	(190)
Company-owned salon revenue	1.8	2.6	3.5	4.3	(80)	3.7	5.7	3.5	4.7	(120)

Cost of product sales to franchisees	0.1	1.3	100.0	118.2	(1,820)	0.4	1.8	80.0	112.5	(3,250)
Inventory reserve	—	1.2	—	2.0	(200)	—	1.2	—	1.0	(100)
General and administrative	11.8	11.7	23.1	19.6	350	22.5	26.1	21.6	21.4	20
Rent	1.4	2.1	2.7	3.5	(80)	2.5	3.8	2.4	3.1	(70)
Advertising fund expense	6.8	8.0	13.3	13.3	—	14.0	16.2	13.4	13.3	10
Franchise rent expense	24.1	28.9	47.1	48.2	(110)	48.8	59.2	46.7	48.6	(190)
Company-owned salon expense (2)	1.3	2.2	2.5	3.7	(120)	2.8	5.2	2.7	4.3	(160)
Depreciation and amortization	0.7	3.8	1.4	6.3	(490)	1.0	5.0	1.0	4.1	(310)
Long-lived asset impairment	0.2	—	0.4	—	40	0.2	—	0.2	—	20

Operating income (3)	4.8	0.7	9.4	1.2	820	12.2	3.2	11.7	2.6	910

Interest expense	(6.2)	(4.5)	(12.1)	(7.5)	(460)	(12.4)	(8.3)	(11.9)	(6.8)	(510)
Other, net	0.3	1.2	0.6	2.0	(140)	0.1	0.8	0.1	0.7	(60)

Income tax benefit (4)	0.1	—	9.6	—	N/A	0.3	—	398.4	(0.6)	N/A

(Loss) income from continuing operations	(1.0)	(2.5)	(2.0)	(4.2)	220	0.2	(4.4)	0.2	(2.1)	230

Income from discontinued operations	2.0	0.1	3.9	0.2	370	2.0	3.4	1.9	2.8	(90)

Net income (loss) (3)	1.0	(2.4)	2.0	(4.0)	600	2.2	(0.9)	2.1	(0.7)	280
_______________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Includes cost of services and products sold to guests in our Company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to Company-owned salons.
(3)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(4)Computed as a percent of loss from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) because the discussion within the MD&A is related to the effective income tax rate.

Three and Six Months Ended December 31, 2023 Compared with Three and Six Months Ended December 31, 2022
Royalties
During the three and six months ended December 31, 2023, royalties decreased $0.4 million and $1.0 million, or 2.5% and 3.0%, respectively, primarily due to a decrease in franchise salon count.
Fees
During the three and six months ended December 31, 2023, fees decreased $0.7 million and $0.7 million, respectively, primarily due to a decrease in terminated development agreements.
Product Sales to Franchisees
Product sales to franchisees in the three and six months ended December 31, 2023 were less than the three and six months ended December 31, 2022, primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model. Product sales to franchisees are not expected to be material for the remainder of fiscal year 2024.
Advertising Fund Contributions
Advertising fund contributions decreased $1.2 million and $2.2 million, or 15.0% and 13.6%, during the three and six months ended December 31, 2023, respectively, primarily due to the decrease in franchise salon count.
Franchise Rental Income
During the three and six months ended December 31, 2023, franchise rental income decreased $4.8 million and $10.4 million, or 16.6% and 17.6%, respectively, primarily due to the decrease in franchise salon count.
Company-Owned Salon Revenue
During the three and six months ended December 31, 2023, company-owned salon revenue decreased $0.8 million and $2.0 million, or 30.8% and 35.1%, respectively, due to the decrease in company-owned salon count.
Cost of Product Sales to Franchisees
The decrease in cost of product as a percent of product revenues during the three and six months ended December 31, 2023 was primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model. Cost of product sales to franchisees is not expected to be material for the remainder of fiscal year 2024.
Inventory Reserve
In the three and six months ended December 31, 2022, the Company recorded an inventory reserve charge of $1.2 million related to slow moving products. There were no similar charges during the three and six months ended December 31, 2023.
General and Administrative
General and administrative expense for the three months ended December 31, 2023 remained consistent with the prior period.
General and administrative expense for the six months ended December 31, 2023 decreased $3.6 million, or 13.8%, primarily due to lower headcount resulting in lower compensation expense and lower legal, insurance and professional fees.
Rent
Rent expense decreased $0.7 million and $1.3 million, or 33.3% and 34.2%, during the three and six months ended December 31, 2023, respectively, primarily due to a reduction in company-owned salon count.
Advertising Fund Expense
Advertising fund expense decreased $1.2 million and $2.2 million, or 15.0% and 13.6%, during the three and six months ended December 31, 2023, respectively, primarily due to the decrease in franchise salon count.

Franchise Rent Expense
During the three and six months ended December 31, 2023, franchise rent expense decreased $4.8 million and $10.4 million, or 16.6% and 17.6%, respectively, primarily due to the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense for the three and six months ended December 31, 2023 decreased $0.9 million and $2.4 million, or 40.9% and 46.2%, respectively, primarily due to the reduction in company-owned salon count.
Depreciation and Amortization
Depreciation and amortization decreased $3.1 million and $4.0 million, or 81.6% and 80.0%, during the three and six months ended December 31, 2023, respectively. The decreases were primarily due to a $2.6 million accelerated depreciation charge related to the consolidation of office space within the Company's corporate headquarters in the second quarter of fiscal year 2023 and the decrease in company-owned salon count.
Long-Lived Asset Impairment
In the three and six months ended December 31, 2023, the Company recorded a long-lived asset impairment charge of $0.2 million related to the right-of-use asset associated with the corporate office lease. There were no similar charges recorded in the three and six months ended December 31, 2022.
Interest Expense
The $1.7 million and $4.1 million increase in interest expense for the three and six months ended December 31, 2023, respectively, was primarily due to a higher weighted average interest rate on outstanding borrowings. Cash interest increased $1.0 million and $2.6 million in the three and six months ended December 31, 2023, respectively.
Other, Net
Other, net decreased $0.9 million and $0.7 million for the three and six months ended December 31, 2023, respectively, primarily due to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief.
Income Tax Benefit (Expense)
During the three months ended December 31, 2023, the Company recognized a tax benefit of $0.1 million, with a corresponding effective tax rate of 9.6%, as compared to recognizing no tax benefit during the three months ended December 31, 2022. During the six months ended December 31, 2023, the Company recognized a tax benefit of $0.3 million, with a corresponding effective tax rate of 398.4%, as compared to recognizing a tax expense of $0.03 million, with a corresponding effective tax rate of (0.6)% during the six months ended December 31, 2022. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
In the three and six months ended December 31, 2023, the Company recorded a gain from discontinued operations of $2.0 million, due primarily to the earning of $2.0 million in sales proceeds in December 2023. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	Decrease (1)	2023	2022	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$15.8	$16.2	$(0.4)	$32.3	$33.3	$(1.0)
Fees	2.5	3.2	(0.7)	5.1	5.8	(0.7)
Product sales to franchisees	0.1	1.1	(1.0)	0.5	1.6	(1.1)
Advertising fund contributions	6.8	8.0	(1.2)	14.0	16.2	(2.2)
Franchise rental income	24.1	28.9	(4.8)	48.8	59.2	(10.4)
Total franchise revenue (1)	$49.3	$57.4	$(8.1)	$100.7	$116.1	$(15.4)

Franchise same-store sales (2)	1.9%	4.5%		1.8%	4.6%

Franchise adjusted EBITDA	$6.4	$7.5	$(1.1)	$14.3	$12.5	$1.8
Total franchise salons	4,651	5,196	(545)
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
Three and Six Months Ended December 31, 2023 Compared with Three and Six Months Ended December 31, 2022
Franchise Revenue
Franchise revenue decreased $8.1 million and $15.4 million during the three and six months ended December 31, 2023, respectively. The decreases in franchise revenue during the three and six months ended December 31, 2023 were primarily due to the decrease in franchise salon count. During the twelve months ended December 31, 2023, franchisees constructed (net of relocations) and closed 8 and 553 franchise salons, respectively.
Franchise Adjusted EBITDA
During the three and six months ended December 31, 2023, franchise adjusted EBITDA totaled $6.4 million and $14.3 million, respectively, a decrease of $1.1 million and increase of $1.8 million compared to the three and six months ended December 31, 2022, respectively. The decline of $1.1 million for the three months ended December 31, 2023, was due to a decrease in royalties and fees. The improvement of $1.8 million for the six months ended December 31, 2023, was primarily due to a decrease in general and administrative expense, partially offset by a decrease in royalties and fees.

Company-Owned Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	Decrease (1)	2023	2022	Decrease (1)

	(Dollars in millions)			(Dollars in millions)

Total revenue	$1.8	$2.6	$(0.8)	$3.7	$5.7	$(2.0)
Company-owned salon adjusted EBITDA	$(0.3)	$0.3	$(0.6)	$(0.8)	$(0.9)	$0.1
Total Company-owned salons	58	75	(17)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three and Six Months Ended December 31, 2023 Compared with Three and Six Months Ended December 31, 2022
Company-Owned Salon Revenue
Company-owned salon revenue decreased $0.8 million and $2.0 million during the three and six months ended December 31, 2023, respectively, primarily due to the decrease in company-owned salon count.
Company-Owned Salon Adjusted EBITDA
During the three months ended December 31, 2023, company-owned salon adjusted EBITDA decreased $0.6 million due primarily to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief in the prior fiscal year. In the six months ended December 31, 2023, company-owned salon adjusted EBITDA decreased $0.1 million, primarily due to the lapping of the North Carolina Covid-19 relief grant received in the prior fiscal year, partially offset by the closure of loss-generating company-owned salons.

LIQUIDITY AND CAPITAL RESOURCES
Following the amendment of the Company's credit agreement in August 2022, the facility matures in August 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants, the latter two of which were not tested until December 31, 2023. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
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
As of December 31, 2023, cash and cash equivalents were $7.2 million, with $5.8 and $1.4 million within the United States and Canada, respectively.
As of December 31, 2023, the Company's borrowing arrangements include a $171.8 million term loan, $3.0 million of paid-in-kind interest and a $55.0 million revolving credit facility that expires in August 2025. As of December 31, 2023, the unused available credit under the revolving credit facility was $31.0 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $38.1 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Additionally, in February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market offerings." Net proceeds from sales of shares under the "at-the-market" program, if any, may be used to, among other things, fund working capital requirements, repay debt and support our brands and franchisees. The timing and amount of sales of shares, if any, will depend on a variety of factors, including prevailing market conditions, the trading price of shares, and other factors as determined by the Company. During the three and six months ended December 31, 2023 and 2022, the Company did not issue shares under the prospectus supplement. As of December 31, 2023, $11.6 million remains outstanding under the share issuance program. The program expires on February 10, 2024.
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
Cash Requirements
The Company's most significant contractual cash requirements as of December 31, 2023 were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the six months ended December 31, 2023 and 2022, cash used in operating activities was $6.9 million. Excluding the $1.1 million grant received from the state of North Carolina related to COVID-19 relief in fiscal year 2023, cash used in operating activities improved due primarily to our lower cost structure.
Cash Flows from Investing Activities
During the six months ended December 31, 2023, cash used in investing activities of $0.3 million was primarily related to salon capital improvements. During the six months ended December 31, 2022, cash provided by investing activities of $3.6 million was primarily due to cash received of $4.0 million from the sale of OSP, net of a $0.5 million transaction fee.
Cash Flows from Financing Activities
During the six months ended December 31, 2023, cash provided by financing activities was $2.3 million, primarily as a result of a net $3.5 million borrowing under the Company's revolving credit facility. During the six months ended December 31, 2022, cash used in financing activities was $1.6 million, primarily as a result of debt refinancing fees of $4.4 million, partially offset by a net $2.8 million borrowing under the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

December 31, 2023	121.6%
June 30, 2023	125.1%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of December 31, 2023 was primarily due to the increase in outstanding debt.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the six months ended December 31, 2023, the Company did not issue shares under the prospectus supplement. As of December 31, 2023, $11.6 million remains outstanding under the share issuance program. The program expires on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the six months ended December 31, 2023, the Company did not repurchase any shares. As of December 31, 2023, approximately 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs; our potential responsibility for Empire Education Group, Inc.'s liabilities; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; the successful migration of our franchisees to the Zenoti salon technology platform; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement, access to the existing revolving credit facility, and acceleration of our obligation to repay our indebtedness; the completion and/or results of the strategic alternatives review; limited resources to invest in our business; premature termination of agreements with our franchisees; financial performance of Empire Education Group, Inc.; our ability to close the sale of our ownership stake in Empire Education Group, Inc.; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability to use U.S. net operating loss carryforwards; potential litigation and other legal or regulatory proceedings; future goodwill impairment or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Empire Education Group, Inc. (EEG) may be unsuccessful, and we may be unable to close the sale of our ownership stake in it, which could adversely affect our financial results.

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

We may be responsible for Empire Education Group, Inc.'s (EEG's) liabilities.

The Company owns a majority stake in Empire Education Group, Inc. (EEG). To be eligible to participate in Title IV programs, the schools operated by EEG must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. On October 10, 2023, the Department of Education issued a final rule applicable to “gainful employment” programs, which under the Higher Education Act, include all programs offered by the Empire Education Group schools and other proprietary institutions. Under this final rule, which becomes effective July 1, 2024, the continued Title IV eligibility of such programs will be based on meeting both a debt-to-earnings metric and an earnings premium metric. A program that fails either metric in a single year will be required to provide warnings to current and prospective students that it could be at risk of losing Title IV program eligibility. A program that fails to meet the same metric twice in a three-year period will lose Title IV program eligibility. The first measurement will be assessed in fiscal year 2025. To the extent that EEG is unable to meet the required metrics for gainful employment programs, or it fails to comply with other existing or revised Title IV program regulations, its schools and programs may become ineligible for continued Title IV program participation. Upon a loss of institutional or programmatic eligibility, EEG’s students would lose access to Title IV program funds and that could be detrimental to EEG's business model. Additionally, EEG students who are unable to complete their educational program with EEG, or who do not accept a teach-out opportunity with another institution, may be eligible for discharges of their federal student loan debt. Those discharged loan amounts and other Title IV funds disbursed to EEG students that do not complete their program, as well as other Title IV program funds, may constitute liabilities to the Department of Education. Because the Company holds a majority ownership interest in EEG and is a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities.

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
We were previously subject to delisting proceedings and we may not be able to maintain compliance with the continued listing standards of any national securities exchange.

Since January 9, 2024, the Company’s common stock has traded on the Global Market tier of The Nasdaq Stock Market LLC (Nasdaq). The Company moved its trading to the Nasdaq after failing to regain compliance with the New York Stock Exchange's minimum market capitalization requirement. Under Nasdaq's continued listing standards, the Company is required to maintain, among other things, an average market capitalization of at least $15.0 million. We are currently in compliance with these continued listing standards. However, if we fail to timely comply with applicable continued listing standards, our common stock may be delisted from Nasdaq. If, for any reason, Nasdaq were to suspend or remove our securities from trading on the Nasdaq Global Market and we were unable to qualify for listing on another tier or national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

•the liquidity and marketability of our common stock;
•the market price of our common stock;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, if we ceased eligibility for trading on the Nasdaq Global Market, we may have to pursue trading on a less recognized or accepted market, such as the over-the-counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

We face the risk of possible future goodwill impairment.
Due to the decrease in the Company's stock price, the Company determined a triggering event occurred in the second quarter of fiscal year 2024. Therefore, the Company engaged a third-party valuation specialist to perform an impairment analysis on the Franchise reporting unit as of November 30, 2023. For the goodwill impairment analysis, the analysis utilized a combination of both a discounted cash flows approach and a market approach to evaluate the Franchise reporting unit. The model used reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, expectations of operating results, and a discount rate. Based on this analysis, it was determined that the Franchise reporting unit had a fair value in excess of its carrying value at 6%, and thus, no impairment existed at that time.
In accordance with U.S. GAAP, the Company's goodwill is evaluated for impairment on an annual basis, during the fourth fiscal quarter, or more frequently if an event occurs or circumstances change that indicate that a potential impairment exists. Fair value determinations requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. If any estimates, market factors or assumptions change in the future, these amounts are susceptible to impairments. As such, any future evaluations of goodwill may result in impairment charge on the Company's current goodwill balance, which could have a material adverse impact on our business, results of operations and financial condition.

Our Board has adopted a Tax Benefits Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of June 30, 2023, we had approximately $646 million of U.S. federal net operating losses (“NOLs”) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets, while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.

On January 28, 2024, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See “Note 13. Subsequent Events” for additional information on the terms and operation of the Tax Benefits Preservation Plan, dated as of January 28, 2024, as the same may be amended from time to time (the “Plan”), between the Company and Equiniti Trust Company, LLC, as Rights Agent. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.

Although the Plan is not principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the Plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The Plan, however, should not interfere with any merger or other business combination approved by the Board of Directors as we continue to explore our previously announced strategic review. Because the Board of Directors may consent to certain transactions, the Plan gives our Board of Directors significant discretion to act in the best interests of shareholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the six months ended December 31, 2023, the Company did not issue shares under the prospectus supplement. On December 31, 2023, $11.6 million remains under the prospectus supplement, which equates to 1.2 million shares based on the share price as of December 31, 2023. The program expires on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2023, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of December 31, 2023, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At December 31, 2023, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2024.

Item 5. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit 3.1	Restated Articles of Incorporation of the Registration (effective as of November 29, 2023) (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 1, 2023).
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date periods ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2024	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)