Form 10-Q
period 2024-03-31
REGIS CORP
filed 2024-05-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 26, 2024: 2,279,948

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2024 and June 30, 2023
(Dollars in thousands, except per share data)

	March 31, 2024	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$5,886	$9,508
Receivables, net	9,514	10,885
Inventories, net	720	1,681
Other current assets	11,656	15,164
Total current assets	27,776	37,238

Property and equipment, net	5,437	6,422
Goodwill (Note 1)	173,345	173,791
Other intangibles, net	2,518	2,783
Right of use asset (Note 8)	311,120	360,836
Other assets	23,511	26,307
Total assets	$543,707	$607,377

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,947	$14,309
Accrued expenses	25,693	30,109
Short-term lease liability (Note 8)	73,485	81,917
Total current liabilities	109,125	126,335

Long-term debt, net (Note 9)	179,718	176,830
Long-term lease liability (Note 8)	249,317	291,901
Other non-current liabilities	41,369	49,041
Total liabilities	579,529	644,107
Commitments and contingencies (Note 6)
Shareholders' deficit:
Common stock, $0.05 par value; issued and outstanding, 2,279,948 and 2,277,828 common shares at March 31, 2024 and June 30, 2023, respectively (Note 1)	114	114
Additional paid-in capital (Note 1)	68,040	66,764
Accumulated other comprehensive income	8,796	9,023
Accumulated deficit	(112,772)	(112,631)
Total shareholders' deficit	(35,822)	(36,730)
Total liabilities and shareholders' deficit	$543,707	$607,377
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Revenues:
Royalties	$15,687	$16,036	$48,035	$49,374
Fees	2,617	2,510	7,740	8,301
Product sales to franchisees	—	644	451	2,194
Advertising fund contributions	5,773	7,787	19,807	24,003
Franchise rental income (Note 8)	23,780	26,629	72,534	85,845
Company-owned salon revenue	1,324	2,167	5,039	7,894
Total revenue	49,181	55,773	153,606	177,611
Operating expenses:
Cost of product sales to franchisees	19	1,045	436	2,825
Inventory reserve	—	—	—	1,228
General and administrative	11,247	13,099	33,748	39,207
Rent (Note 8)	1,766	2,077	4,257	5,920
Advertising fund expense	5,773	7,787	19,807	24,003
Franchise rent expense	23,780	26,629	72,534	85,845
Company-owned salon expense (1)	1,503	2,088	4,301	7,291
Depreciation and amortization	1,009	1,008	2,056	6,052
Long-lived asset impairment	—	36	170	36
Total operating expenses	45,097	53,769	137,309	172,407

Operating income	4,084	2,004	16,297	5,204

Other (expense) income:
Interest expense	(6,153)	(4,787)	(18,529)	(13,123)
Other, net	(298)	381	(199)	1,166

Loss from operations before income taxes	(2,367)	(2,402)	(2,431)	(6,753)

Income tax (expense) benefit	(54)	241	201	213

Loss from continuing operations	(2,421)	(2,161)	(2,230)	(6,540)

Income from discontinued operations (Note 3)	89	518	2,089	3,958

Net loss	$(2,332)	$(1,643)	$(141)	$(2,582)

Net loss per share:
Basic and diluted:
Loss from continuing operations	$(1.03)	$(0.93)	$(0.95)	$(2.83)
Income from discontinued operations	0.04	0.22	0.89	1.71
Net loss per share (2)	$(1.00)	$(0.71)	$(0.06)	$(1.12)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	2,342	2,315	2,338	2,308
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
For the Three and Nine Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net loss	$(2,332)	$(1,643)	$(141)	$(2,582)
Foreign currency translation adjustments	(230)	29	(227)	(697)
Comprehensive loss	$(2,562)	$(1,614)	$(368)	$(3,279)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
For the Three and Nine Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2023	2,279,450	$114	$67,710	$9,026	$(110,440)	$(33,590)
Net loss	—	—	—	—	(2,332)	(2,332)
Foreign currency translation	—	—	—	(230)	—	(230)
Stock-based compensation	—	—	333	—	—	333
Net restricted stock activity	498	—	(3)	—	—	(3)
Balance, March 31, 2024	2,279,948	$114	$68,040	$8,796	$(112,772)	$(35,822)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2022	2,277,645	$114	$65,707	$8,729	$(106,185)	$(31,635)
Net loss	—	—	—	—	(1,643)	(1,643)
Foreign currency translation	—	—	—	29	—	29
Stock-based compensation	—	—	502	—	—	502
Net restricted stock activity	106	—	—	—	—	—
Balance, March 31, 2023	2,277,751	$114	$66,209	$8,758	$(107,828)	$(32,747)

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net loss	—	—	—	—	(141)	(141)
Foreign currency translation	—	—	—	(227)	—	(227)
Stock-based compensation	—	—	1,292	—	—	1,292
Net restricted stock activity	2,120	—	(16)	—	—	(16)
Balance, March 31, 2024	2,279,948	$114	$68,040	$8,796	$(112,772)	$(35,822)

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2022	2,275,029	$114	$64,724	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(2,582)	(2,582)
Foreign currency translation	—	—	—	(697)	—	(697)
Stock-based compensation	—	—	1,522	—	—	1,522
Net restricted stock activity	2,722	—	(37)	—	—	(37)
Balance, March 31, 2023	2,277,751	$114	$66,209	$8,758	$(107,828)	$(32,747)
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	Nine Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(141)	$(2,582)
Adjustments to reconcile net loss to cash used in operating activities:
Gain from sale of OSP (Note 3)	(2,000)	(4,552)
Depreciation and amortization	1,576	5,502
Long-lived asset impairment	170	36
Deferred income taxes	(50)	(49)
Inventory reserve	—	1,228
Non-cash interest	1,956	51
Stock-based compensation	1,201	1,668
Amortization of debt discount and financing costs	2,240	2,144
Other non-cash items affecting earnings	216	365
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(12,298)	(12,276)
Net cash used in operating activities	(7,130)	(8,465)

Cash flows from investing activities:
Capital expenditures	(372)	(339)
Proceeds from sale of OSP, net of fees	2,000	4,500
Net cash provided by investing activities	1,628	4,161

Cash flows from financing activities:
Borrowings on credit facility	4,000	11,357
Repayments of long-term debt	(2,499)	(9,491)
Debt refinancing fees	(2,552)	(4,383)
Taxes paid for shares withheld	(16)	(35)
Net cash used in financing activities	(1,067)	(2,552)

Effect of exchange rate changes on cash and cash equivalents	(11)	(103)

Decrease in cash, cash equivalents, and restricted cash	(6,580)	(6,959)

Cash, cash equivalents and restricted cash:
Beginning of period	21,396	27,464
End of period	$14,816	$20,505
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2024 and for the three and nine months ended March 31, 2024 and 2023, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2024 and its consolidated results of operations, comprehensive loss, shareholders' deficit and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2023 and other documents filed or furnished to the SEC during the current fiscal year.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended March 31, 2024. As of March 31, 2024 and June 30, 2023, the Franchise reporting unit had goodwill of $173.3 million and $173.8 million, respectively.
Reverse stock split:
On November 29, 2023, the Company effected a one-for-20 reverse stock split of its outstanding common stock, par value $0.05 per share. As a result of the reverse stock split, every 20 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Shareholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. All common share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.
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
Tax Benefits Preservation Plan:
On January 28, 2024, the Board authorized and declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock. The dividend was payable on February 9, 2024 (the Record Date) to the holders of record of shares of common stock as of the close of business on the Record Date. The description and terms of the Rights are set forth in a Tax Benefits Preservation Plan (the Plan), dated as of January 29, 2024, as the same may be amended from time to time between the Company and Equiniti Trust Company, LLC, as Rights Agent.

By adopting the Plan, the Board is seeking to protect the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”). Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares without the approval of the Board. The Board believes it is in the best interest of the Company and its stockholders to reduce the likelihood of an ownership change, which could harm the Company’s future operating results by effectively increasing the Company future tax liabilities.
Depreciation:
Depreciation expense in the three months ended March 31, 2024 and 2023 includes $0.4 million and $0.2 million, respectively, and for the nine months ended March 31, 2024 and 2023 includes $0.5 million and $0.6 million, respectively, of asset retirement obligations, which are cash expenses.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	March 31, 2024	June 30, 2023	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$6,746	$5,683	Receivables, net
Broker fees	10,054	12,471	Other assets

Deferred revenue:
Current
Gift card liability	$1,675	$1,823	Accrued expenses
Deferred franchise fees open salons	4,973	5,325	Accrued expenses
Total current deferred revenue	$6,648	$7,148
Non-current
Deferred franchise fees unopened salons	$1,930	$2,312	Other non-current liabilities
Deferred franchise fees open salons	16,294	20,839	Other non-current liabilities
Total non-current deferred revenue	$18,224	$23,151

Receivables relate primarily to payments due for royalties, advertising fees and rent. The receivables balance is presented net of an allowance for expected credit losses (i.e., doubtful accounts). Provisions for credit losses are recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Receivable are written off when they are deemed uncollectible. As of March 31, 2024 and June 30, 2023, the allowance for doubtful accounts was $6.9 million and $7.3 million, respectively. The Company offers financing to SmartStyle® franchisees when they remodel their salons. Included in Other assets is a receivable of $1.0 million, partially offset by a credit loss reserve of $0.2 million, related to this financing program.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Nine Months Ended March 31,
	2024	2023

	(Dollars in thousands)

Balance at beginning of period	$12,471	$15,592
Amortization	(2,099)	(2,374)
Write-offs	(318)	—
Balance at end of period	$10,054	$13,218
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2024 and 2023 was $1.7 million and $1.6 million, respectively, and for the nine months ended March 31, 2024 and 2023 was $5.0 million and $4.8 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2024 is as follows (dollars in thousands):

Remainder of 2024	$1,243
2025	4,763
2026	4,297
2027	3,834
2028	3,004
Thereafter	4,126
Total	$21,267

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) solution to Soham Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received $13.0 million in proceeds in June 2022 and received $5.0 million in fiscal year 2023, offset by a $0.5 million transaction fee. In the quarter ended December 31, 2023, the Company earned $2.0 million of proceeds that had been previously held back, which were paid to the Company in January 2024. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance. Cash used in operations includes $0.1 million of cash from discontinued operations.
The following summarizes the results of discontinued operations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands)

Discontinued operations:
OSP fees	$—	$—	$—	$(226)
General and administrative	—	—	—	(27)
Rent	—	—	—	(341)
Other income	89	—	89	—
Gain from sale of OSP	—	518	2,000	4,552
Income from OSP discontinued operations, net	$89	$518	$2,089	$3,958

4.    SHAREHOLDERS' DEFICIT:
Stock-Based Employee Compensation:
During the three and nine months ended March 31, 2024, the Company granted restricted stock units as follows:

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024

Restricted stock units (RSUs)	—	12,970
The RSUs granted during the nine months ended March 31, 2024, vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.3 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, and $1.2 and $1.7 million for the nine months ended March 31, 2024 and 2023, respectively, was recorded within general and administrative on the unaudited Condensed Consolidated Statements of Operations.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement (collectively, the Share Issuance Program) with the Securities and Exchange Commission (SEC) under which it may offer and sell, from time to time, up to $50.0 million worth of its Class A common stock in "at-the-market" offerings. During the three and nine months ended March 31, 2024 and 2023, the Company did not issue any shares under this prospectus. The Share Issuance Program expired on February 10, 2024.

5.     INCOME TAXES:
 A summary of the income tax (expense) benefit and corresponding effective tax rate is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
_______________________________________________________________________________	2024	2023	2024	2023

	(Dollars in thousands)

Income tax (expense) benefit	$(54)	$241	$201	$213
Effective tax rate	(2.3)%	10.0%	8.3%	3.2%
The recorded tax provision and effective tax rate for the three and nine months ended March 31, 2024 and 2023 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance. In addition, the Company recognized a one-time tax benefit of $0.2 million in fiscal year 2024 as a result of an income tax audit of foreign subsidiaries.
With limited exceptions, due to net operating loss carryforwards, our federal, state, and foreign tax returns are open to examination for all years since 2014, 2013 and 2016, respectively.

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
The Company owns a majority stake in Empire Education Group, Inc. (EEG). To be eligible to participate in Title IV programs, the schools operated by EEG must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. On October 10, 2023, the Department of Education issued a final rule applicable to “gainful employment” programs, which under the Higher Education Act, include all programs offered by the EEG schools and other proprietary institutions. Under this final rule, which becomes effective July 1, 2024, the continued Title IV eligibility of such programs will be based on meeting both a debt-to-earnings metric and an earnings premium metric. A program that fails either metric in a single year will be required to provide warnings to current and prospective students that it could be at risk of losing Title IV program eligibility. A program that fails to meet the same metric twice in a three-year period will lose Title IV program eligibility. The first measurement will be assessed in fiscal year 2025. Upon a loss of institutional or programmatic eligibility, EEG’s students would lose access to Title IV program funds and that could be detrimental to EEG's business model. Additionally, EEG students who are unable to complete their educational program with EEG, or who do not accept a teach-out opportunity with another institution, may be eligible for discharges of their federal student loan debt. Those discharged loan amounts and other Title IV funds disbursed to EEG students that do not complete their program, as well as other Title IV program funds, may constitute liabilities to the Department of Education. Because the Company holds a majority ownership interest in EEG and is a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. As of March 31, 2024, EEG had $10.8 million of Title IV liabilities. If EEG is unable to meet the required metrics for gainful employment programs and subsequently unable to allow students to complete their programs, then it is possible the Company could be liable for all or some of the Title IV liabilities. The Company does not believe that it is probable that it would be liable for a material portion of these liabilities because there is time for EEG to reduce its exposure to these liabilities and therefore has not recorded any accrual for this potential liability.

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the unaudited Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2024	June 30, 2023

	(Dollars in thousands)

Cash and cash equivalents	$5,886	$9,508
Restricted cash, included in other current assets (1)	8,930	11,888
Total cash, cash equivalents and restricted cash	$14,816	$21,396
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands)

Office rent	$756	$875	$2,330	$2,581
Lease termination (benefit) expense	(39)	266	122	1,571
Lease liability benefit (1)	(59)	(297)	(281)	(1,515)
Franchise salon rent (2)	627	415	193	372
Company-owned salon rent	481	818	1,893	2,911
Total	$1,766	$2,077	$4,257	$5,920
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
(2)Franchise salon rent is lower in the nine months ended March 31, 2024 due to settlements with landlords for less than previously accrued.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended March 31, 2024 and 2023, franchise rental income and franchise rent expense were $23.8 million and $26.6 million, and $72.5 million and $85.8 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.15 and 5.52 years, and the weighted average discount rate was 4.99% and 4.55% for all salon operating leases as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2024	$22,753	$198	$331	$23,282	$(22,753)	$529
2025	81,625	673	1,334	83,632	(81,625)	2,007
2026	68,306	500	1,367	70,173	(68,306)	1,867
2027	58,272	295	1,401	59,968	(58,272)	1,696
2028	48,925	286	1,436	50,647	(48,925)	1,722
Thereafter	74,815	138	2,981	77,934	(74,815)	3,119
Total future obligations	$354,696	$2,090	$8,850	$365,636	$(354,696)	$10,940
Less amounts representing interest	41,545	224	1,065	42,834
Present value of lease liability	$313,151	$1,866	$7,785	$322,802
Less short-term lease liability	71,838	621	1,026	73,485
Long-term lease liability	$241,313	$1,245	$6,759	$249,317

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Maturity Date	March 31, 2024	March 31, 2024	June 30, 2023

	(Fiscal Year)	(Interest rate %)	(Dollars in thousands)

Term loan	2026	9.69%	$169,769	$172,268
Deferred financing fees			(8,111)	(6,471)
Term loan, net			$161,658	$165,797
Revolving credit facility	2026	9.69%	14,000	10,000
Paid-in-kind interest			4,060	1,033
Total long-term debt, net			$179,718	$176,830
The Company's credit facility matures in August 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. The agreement utilizes an interest rate margin that is subject to annual increases. The margin applicable to term secured overnight financing rate (SOFR) loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% is paid currently in cash and 2.00% is PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin increased to 7.25%, of which 4.25% will be paid currently in cash and 3.00% will be PIK interest. The margin applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. Interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future SOFR rates and debt balance, as well as the length of time the debt will be outstanding. Cash interest paid in the three and nine months ended March 31, 2024 and 2023 was $4.7 million and $14.2 million, and $4.0 million and $10.9 million, respectively.

At March 31, 2024, the Company had outstanding standby letters of credit under the revolving credit facility of $9.8 million, primarily related to the Company's self-insurance program. As of March 31, 2024, total liquidity and available credit under the $55.0 million revolving credit facility, as defined by the amended agreement, were $36.7 million and $30.9 million, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $5.9 million and current liabilities of $109.1 million.

The Company was in compliance with its covenants and other requirements of the financing arrangements as of March 31, 2024.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2024 and June 30, 2023, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 218,904 and 214,684 of stock-based awards during the three months ended March 31, 2024 and 2023, respectively, and excluded 216,727 and 194,093 of stock-based awards during the nine months ended March 31, 2024 and 2023, respectively, as they were not dilutive under the treasury stock method.

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	March 31, 2024	June 30, 2023

FRANCHISE SALONS:
Supercuts	1,976	2,082
SmartStyle/Cost Cutters in Walmart Stores	1,322	1,388
Portfolio Brands	1,141	1,223
Total North American salons	4,439	4,693
Total International salons (1)	98	102
Total Franchise salons	4,537	4,795
as a percent of total Franchise and Company-owned salons	99.6%	98.6%

COMPANY-OWNED SALONS:
Supercuts	4	7
SmartStyle/Cost Cutters in Walmart Stores	8	48
Portfolio Brands	8	13
Total Company-owned salons	20	68
as a percent of total Franchise and Company-owned salons	0.4%	1.4%

Total Franchise and Company-owned salons	4,557	4,863
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands)

Revenues:
Franchise	$47,857	$53,606	$148,567	$169,717
Company-owned	1,324	2,167	5,039	7,894
Total revenue	49,181	55,773	153,606	177,611

Segment adjusted EBITDA:
Franchise	5,815	4,815	20,146	17,338
Company-owned	(773)	(631)	(1,606)	(1,496)
Total	5,042	4,184	18,540	15,842
Unallocated expenses	(247)	(755)	(216)	(3,384)
Depreciation and amortization	(1,009)	(1,008)	(2,056)	(6,052)
Long-lived asset impairment	—	(36)	(170)	(36)
Interest expense	(6,153)	(4,787)	(18,529)	(13,123)
Income tax (expense) benefit	(54)	241	201	213
Income from discontinued operations	89	518	2,089	3,958
Total net loss	$(2,332)	$(1,643)	$(141)	$(2,582)

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
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of March 31, 2024, the Company franchised or owned 4,557 locations, primarily in North America. Our locations consisted of 4,537 franchised salons and 20 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of March 31, 2024, the Company had 296 employees.
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
Corporate Strategy Update
On November 1, 2023, the Company announced that the Board has initiated a strategic review to proactively assess the Company’s capital structure with the support of legal and financial advisors. The Board has established a Special Committee to evaluate the various strategic alternatives and initiatives. The Company is continuing with such strategic review and there is no set timetable for this process, and there can be no assurances as to the results of the review. The Company does not intend to comment further on developments or status of this process until it deems further disclosure is appropriate or required by law.
Tax Benefit Preservation Plan
On January 28, 2024, the Board adopted a Tax Benefits Preservation Plan (the “Plan”). By adopting the Plan, the Board is seeking to protect the Company’s ability to use its net operating loss carryforwards and other tax attributes to offset potential future income tax liabilities. See Note 1 of the unaudited Condensed Consolidated Financial Statements.

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
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended March 31, 2024. As of March 31, 2024 and June 30, 2023, the Franchise reporting unit had goodwill of $173.3 million and $173.8 million, respectively
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2023.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the nine months ended March 31, 2024, a net 258 franchise salons have closed, which will reduce future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Millions)

System-wide revenue	$286.8	$299.3	$885.4	$918.7

Supercuts	1.6%	7.6%	2.2%	7.9%
SmartStyle	(4.2)	(0.5)	(2.9)	(2.2)
Portfolio Brands	1.9	8.8	3.0	6.1
Total system-wide same-store sales (1)	0.5%	6.0%	1.4%	5.0%
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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2024	2023	2024	2023		2024	2023	2024	2023

	($ in millions)		% of Total Revenues (1)		Increase (Decrease)	($ in millions)		% of Total Revenues (1)		Increase (Decrease)

Royalties	$15.7	$16.0	31.9%	28.7%	320	$48.0	$49.4	31.3%	27.9%	340
Fees	2.6	2.5	5.3	4.6	70	7.7	8.3	5.0	4.7	30
Product sales to franchisees	—	0.6	—	1.1	(110)	0.5	2.2	0.3	1.2	(90)
Advertising fund contributions	5.8	7.8	11.8	14.0	(220)	19.8	24.0	12.9	13.5	(60)
Franchise rental income	23.8	26.6	48.4	47.7	70	72.5	85.8	47.2	48.3	(110)
Company-owned salon revenue	1.3	2.2	2.6	3.9	(130)	5.0	7.9	3.3	4.4	(110)

Cost of product sales to franchisees (1)	—	1.0	—	166.7	N/M	0.4	2.8	80.0	127.3	(4,730)
Inventory reserve	—	—	—	—	—	—	1.2	—	0.7	(70)
General and administrative	11.2	13.1	22.8	23.5	(70)	33.7	39.2	22.0	22.1	(10)
Rent	1.8	2.1	3.7	3.8	(10)	4.3	5.9	2.8	3.3	(50)
Advertising fund expense	5.8	7.8	11.8	14.0	(220)	19.8	24.0	12.9	13.5	(60)
Franchise rent expense	23.8	26.6	48.4	47.7	70	72.5	85.8	47.2	48.3	(110)
Company-owned salon expense (2)	1.5	2.1	3.0	3.8	(80)	4.3	7.3	2.8	4.1	(130)
Depreciation and amortization	1.0	1.0	2.0	1.8	20	2.1	6.1	1.4	3.4	(200)
Long-lived asset impairment	—	—	—	—	—	0.2	—	0.1	—	10

Operating income (3)	4.1	2.0	8.3	3.6	470	16.3	5.2	10.6	2.9	770

Interest expense	(6.2)	(4.8)	(12.6)	(8.6)	(400)	(18.5)	(13.1)	(12.1)	(7.4)	(470)
Other, net	(0.3)	0.4	(0.6)	0.7	(130)	(0.2)	1.2	(0.1)	0.7	(80)

Income tax (expense) benefit (4)	(0.1)	0.2	(2.3)	10.0	N/A	0.2	0.2	8.3	3.2	N/A

Loss from continuing operations	(2.4)	(2.2)	(4.9)	(3.9)	(100)	(2.2)	(6.5)	(1.4)	(1.2)	(20)

Income from discontinued operations	0.1	0.5	0.2	0.9	(70)	2.1	4.0	1.4	2.3	(90)

Net loss (3)	(2.3)	(1.6)	(4.7)	(2.9)	(180)	(0.1)	(2.6)	(0.1)	(1.5)	140
_______________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees. The basis point change is not meaningful.
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

Three and Nine Months Ended March 31, 2024 Compared with Three and Nine Months Ended March 31, 2023
Royalties
During the three and nine months ended March 31, 2024, royalties decreased $0.3 million and $1.4 million, or 2.2% and 2.7%, respectively, primarily due to a decrease in franchise salon count.
Fees
During the three months ended March 31, 2024, fees increased $0.1 million due to an increase in terminated development agreements in the current year quarter. During the nine months ended March 31, 2024, fees decreased $0.6 million, primarily due to a decrease in terminated development agreements and lower fees from franchise product vendors.
Product Sales to Franchisees
Product sales to franchisees in the three and nine months ended March 31, 2024 decreased $0.6 million and $1.7 million, or 100.0% and 79.4%, respectively, compared to the three and nine months ended March 31, 2023. The decreases are primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model. Product sales to franchisees are not expected to be material for the remainder of fiscal year 2024.
Advertising Fund Contributions
Advertising fund contributions decreased $2.0 million and $4.2 million, or 25.9% and 17.5%, during the three and nine months ended March 31, 2024, respectively, primarily due to the decrease in franchise salon count and lower contribution rates.
Franchise Rental Income
During the three and nine months ended March 31, 2024, franchise rental income decreased $2.8 million and $13.3 million, or 10.7% and 15.5%, respectively, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Revenue
During the three and nine months ended March 31, 2024, company-owned salon revenue decreased $0.9 million and $2.9 million, or 38.9% and 36.2%, respectively, due to the decrease in company-owned salon count.
Cost of Product Sales to Franchisees
The decrease in cost of product as a percent of product revenues during the three and nine months ended March 31, 2024 was primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model. Cost of product sales to franchisees is not expected to be material for the remainder of fiscal year 2024.
Inventory Reserve
There were no inventory reserve charges in the three months ended March 31, 2024 or 2023. In the nine months ended March 31, 2023, the Company recorded an inventory reserve charge of $1.2 million related to slow moving products. There were no similar charges during the nine months ended March 31, 2024.
General and Administrative
General and administrative expense for the three and nine months ended March 31, 2024 decreased $1.9 million and $5.5 million, or 14.1% or 13.9%, respectively, primarily due to lower headcount resulting in lower compensation expense and lower legal, insurance and professional fees.
Rent
Rent expense decreased $0.3 million and $1.6 million, or 15.0% and 28.1%, during the three and nine months ended March 31, 2024, respectively, primarily due to a reduction in company-owned salon count.
Advertising Fund Expense
Advertising fund expense decreased $2.0 million and $4.2 million, or 25.6% and 17.5%, during the three and nine months ended March 31, 2024, respectively, primarily due to the decrease in franchise salon count and and lower contribution rates.

Franchise Rent Expense
During the three and nine months ended March 31, 2024, franchise rent expense decreased $2.8 million and $13.3 million, or 10.7% and 15.5%, respectively, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Expense
Company-owned salon expense, for the three and nine months ended March 31, 2024, decreased $0.6 million and $3.0 million, or 28.0% and 41.0%, respectively, primarily due to the reduction in company-owned salon count.
Depreciation and Amortization
Depreciation and amortization was $1.0 million in the three months ended March 31, 2024 and 2023. Depreciation and amortization decreased $4.0 million, or 66.0%, during the nine months ended March 31, 2024. The decrease was primarily due to a $2.6 million accelerated depreciation charge related to the consolidation of office space within the Company's corporate headquarters in the second quarter of fiscal year 2023 and the decrease in company-owned salon count.
Long-Lived Asset Impairment
In the three months ended March 31, 2024 and 2023, there were no significant long-lived asset impairment charges. In the nine months ended March 31, 2024, the Company recorded a long-lived asset impairment charge of $0.2 million related to the right-of-use asset associated with the corporate office lease. There were no similar charges recorded in the nine months ended March 31, 2023.
Interest Expense
The $1.4 million and $5.4 million increase in interest expense for the three and nine months ended March 31, 2024, respectively, was primarily due to a higher weighted average interest rate on outstanding borrowings. Cash interest increased $0.7 million and $3.3 million in the three and nine months ended March 31, 2024, respectively.
Other, Net
Other, net decreased $0.7 million for the three months ended March 31, 2024, primarily due to fluctuations in the Canadian dollar. Other, net decreased $1.4 million in the nine months ended March 31, 2024, primarily due to a $1.1 million grant received in fiscal year 2023 from the state of North Carolina related to COVID-19 relief.
Income Tax (Expense) Benefit
During the three months ended March 31, 2024, the Company recognized a tax expense of $0.1 million, with a corresponding effective tax rate of (2.3)%, as compared to recognizing a tax benefit of $0.2 million during the three months ended March 31, 2023, for an effective tax rate of 10.0%. During the nine months ended March 31, 2024, the Company recognized a tax benefit of $0.2 million, with a corresponding effective tax rate of 8.3%, as compared to recognizing a tax benefit of $0.2 million, with a corresponding effective tax rate of 3.2% during the nine months ended March 31, 2023. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Income from Discontinued Operations
Income from discontinued operations decreased $0.4 million in the three months ended March 31, 2024 due to sales proceeds in the prior year of $0.5 million. Income from discontinued operations decreased $1.9 million in the nine months ended March 31, 2024, due primarily to the recognition of $5.0 million of sales proceeds in fiscal year 2023 compared to $2.0 million in fiscal year 2024. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: Franchise and Company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	(Decrease) Increase (1)	2024	2023	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$15.7	$16.0	$(0.3)	$48.0	$49.4	$(1.4)
Fees	2.6	2.5	0.1	7.7	8.3	(0.6)
Product sales to franchisees	—	0.6	(0.6)	0.5	2.2	(1.7)
Advertising fund contributions	5.8	7.8	(2.0)	19.8	24.0	(4.2)
Franchise rental income	23.8	26.6	(2.8)	72.5	85.8	(13.3)
Total franchise revenue (1)	$47.9	$53.6	$(5.7)	$148.6	$169.7	$(21.1)

Franchise same-store sales (2)	0.5%	6.0%		1.3%	5.1%

Franchise adjusted EBITDA	$5.8	$4.8	$1.0	$20.1	$17.3	$2.8
Total franchise salons	4,537	5,057	(520)
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
Three and Nine Months Ended March 31, 2024 Compared with Three and Nine Months Ended March 31, 2023
Franchise Revenue
Franchise revenue decreased $5.7 million and $21.1 million during the three and nine months ended March 31, 2024, respectively. The decreases in franchise revenue during the three and nine months ended March 31, 2024 were primarily due to the decrease in franchise salon count. During the twelve months ended March 31, 2024, franchisees opened (net of relocations) and closed 10 and 540 franchise salons, respectively, and and purchased (net of Company buybacks) 10 salons from the Company during the same period..
Franchise Adjusted EBITDA
During the three and nine months ended March 31, 2024, franchise adjusted EBITDA totaled $5.8 million and $20.1 million, respectively, an increase of $1.0 million and $2.8 million compared to the three and nine months ended March 31, 2023, respectively. The improvement in both periods was primarily due to a decrease in general and administrative expense, partially offset by a decrease in royalties and fees.

Company-Owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	Decrease (1)	2024	2023	Decrease (1)

	(Dollars in millions)			(Dollars in millions)

Company-owned salon revenue	$1.3	$2.2	$(0.9)	$5.0	$7.9	$(2.9)
Company-owned salon adjusted EBITDA	$(0.8)	$(0.6)	$(0.2)	$(1.6)	$(1.5)	$(0.1)
Total Company-owned salons	20	70	(50)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three and Nine Months Ended March 31, 2024 Compared with Three and Nine Months Ended March 31, 2023
Company-Owned Salon Revenue
Company-owned salon revenue decreased $0.9 million and $2.9 million during the three and nine months ended March 31, 2024, respectively, primarily due to the decrease in company-owned salon count.
Company-Owned Salon Adjusted EBITDA
During the three months ended March 31, 2024, company-owned salon adjusted EBITDA decreased $0.2 million due primarily to expenses associated with closing Canadian salons in the quarter. In the nine months ended March 31, 2024, company-owned salon adjusted EBITDA decreased $0.1 million, primarily due to the lapping of a North Carolina COVID-19 relief grant of $1.1 million received in the prior fiscal year, partially offset by the closure of loss-generating company-owned salons.

LIQUIDITY AND CAPITAL RESOURCES
The Company's credit agreement in August 2022, the facility matures on August 31, 2025. In addition to a $10.0 million minimum liquidity covenant, the amended credit agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit agreement are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in August 2025. In conducting the Company’s current operations, all cash in excess of the amounts needed to support existing operating activities is used to pay the interest on the amounts outstanding under the credit agreement, and we are periodically borrowing additional amounts to cover these costs.
As of March 31, 2024, cash and cash equivalents were $5.9 million, with $5.0 million and $0.9 million within the United States and Canada, respectively.
As of March 31, 2024, the Company's borrowing arrangements include a $169.8 million term loan, $4.1 million of paid-in-kind interest and a $55.0 million revolving credit facility that matures in August 2025. As of March 31, 2024, the unused available credit under the revolving credit facility was $30.9 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total liquidity per the agreement was $36.7 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. for a purchase price of $20.0 million in cash plus additional cash proceeds contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. As of March 31, 2024, the Company has received $20 million in cash proceeds. The Company is not expecting any additional proceeds in fiscal year 2024 and overall is expecting less proceeds than the maximum amount contemplated under the contract due to the decrease in salon count and the longer than anticipated migration period.

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
Cash Requirements
The Company's most significant contractual cash requirements as of March 31, 2024 were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2024, cash used in operating activities was $7.1 million compared to an $8.5 million cash use in the nine months ended March 31, 2023. Cash used in operating activities improved year over year due primarily to our lower cost structure, resulting from a lower headcount.
Cash Flows from Investing Activities
During the nine months ended March 31, 2024, cash provided by investing activities of $1.6 million was primarily due to $2.0 million of OSP sales proceeds, offset by salon capital improvements. During the nine months ended March 31, 2023, cash provided by investing activities of $4.2 million was primarily due to cash received of $5.0 million from the sale of OSP, net of a $0.5 million transaction fee.
Cash Flows from Financing Activities
During the nine months ended March 31, 2024, cash used in financing activities was $1.1 million, primarily as a result of fees associated with our strategic review, partially offset by net borrowings of $1.5 million under the Company's revolving credit facility. During the nine months ended March 31, 2023, cash used in financing activities was $2.6 million, primarily as a result of debt refinancing fees of $4.4 million, partially offset by a net $1.9 million borrowing under the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' deficit at fiscal quarter end, was as follows:

Debt to Capitalization (1)

March 31, 2024	123.6%
June 30, 2023	125.1%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
The decrease in the debt to capitalization ratio as of March 31, 2024 was primarily due to the increase in outstanding debt.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the nine months ended March 31, 2024, the Company did not issue shares under the prospectus supplement. The Share Issuance Program expired on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the nine months ended March 31, 2024, the Company did not repurchase any shares. As of March 31, 2024, approximately 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remains outstanding under the approved stock repurchase program. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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

EEG has experienced, and continues to experience, poor financial performance. In 2020, we entered into an agreement to sell to the other owner our 55.1% ownership stake in EEG. The transaction is subject to approval by each of the states in which EEG’s schools operate, as well as EEG’s institutional accrediting agency, the National Accrediting Commission of Career Arts and Sciences (NACCAS). Some state approvals and the NACCAS approval must be obtained prior to the closing of the transaction. Additionally, while these approval processes are ongoing, three state agencies have previously indicated that the pertinent EEG schools may be required to post surety bonds as a condition of transaction approval and ongoing authorization to operate. The U.S. Department of Education similarly may require a letter of credit as a condition of EEG’s participation in the Title IV programs following the transaction. If the other owner of EEG is not able to obtain the required surety bonds or letter of credit to facilitate a closing of the transaction, there is no guarantee that we will be able to close the sale. If the transaction does not close, our financial results may be adversely affected.

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

Since January 9, 2024, the Company’s common stock has traded on the Global Market tier of The Nasdaq Stock Market LLC (Nasdaq). The Company moved its trading to the Nasdaq after failing to regain compliance with the New York Stock Exchange's minimum market capitalization requirement. Under Nasdaq's continued listing standards currently applicable to the Company, the Company is required to maintain, among other things, a market value of publicly held shares of at least $15.0 million. We estimate that the market value of our publicly held shares has been below $15.0 million since April 15, 2024. If the market value of the Company’s publicly held shares remains below $15.0 million for a period of 30 consecutive business days, we will be considered out of compliance with such standard. We are currently in compliance with the Nasdaq continued listing standards. However, if we fail to comply with the currently applicable listing standards, including with regard to the market value of the Company’s publicly held shares, we do not believe we will be able to satisfy alternative listing standards for the Nasdaq Global Market tier and we do not believe we would qualify to transfer to another Nasdaq tier; therefore, our common stock may be delisted from Nasdaq. If, for any reason, Nasdaq were to suspend or remove our securities from trading on the Nasdaq Global Market and we were unable to qualify for listing on another tier or national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

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
In accordance with U.S. GAAP, the Company's goodwill is evaluated for impairment on an annual basis, during the fourth fiscal quarter, or more frequently if an event occurs or circumstances change that indicate that a potential impairment exists. Fair value determination requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. If any estimates, market factors or assumptions change in the future, these amounts are susceptible to impairments. As such, any future evaluations of goodwill may result in an impairment charge on the Company's current goodwill balance, which could have a material adverse impact on our business, results of operations and financial condition.

Our Board has adopted a Tax Benefits Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of June 30, 2023, we had approximately $645 million of U.S. federal net operating losses (“NOLs”) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets, while we have, in recent years, experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.

On January 28, 2024, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See Note 1 of the unaudited Condensed Consolidated Financial Statements for additional information on the terms and operation of the Tax Benefits Preservation Plan, dated as of January 28, 2024, as the same may be amended from time to time (the “Plan”), between the Company and Equiniti Trust Company, LLC, as Rights Agent. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.

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
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it may offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the nine months ended March 31, 2024, the Company did not issue shares under the prospectus supplement. The Share Issuance Program expired on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of March 31, 2024, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At March 31, 2024, $54.6 million remains outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2024.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
Exhibit 4.1	Tax Benefits Preservation Plan, dated as of January 29, 2024, between Regis Corporation and Equiniti Trust Company, LLC (which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Regis Corporation as Exhibit A to the Plan, the Form of Rights Certificate as Exhibit B to the Plan, and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C to the Plan) (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders' Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date period ended March 31, 2024, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2024	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)