Form 10-K
period 2024-06-30
REGIS CORP
filed 2024-08-28
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12725
Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota			41-0749934
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3701 Wayzata Boulevard,	Minneapolis	Minnesota	55416
(Address of principal executive offices)			(Zip Code)
(952) 947-7777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.05 par value	RGS	The Nasdaq Global Market
Rights to Purchase Series A Junior Participating Preferred Stock, $0.05 par value	RGS	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2023, was approximately $21,386,022. The registrant has no non-voting common equity.
As of August 23, 2024, the registrant had 2,279,948 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2024 meeting of shareholders (the "2024 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2024) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with Nasdaq listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2024

PART I

Item 1.    Business
General:
Regis Corporation franchises and owns hair care salons. The Company is listed on the Nasdaq Global Market under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2024, the Company franchised or owned 4,408 locations, primarily in North America. The Company's locations consist of 4,391 franchised salons and 17 company-owned salons. Each of the Company's salon concepts generally offer similar salon products and services.
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
Financial information about our segments and geographic areas for fiscal years 2024, 2023, and 2022 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2024, 99.6% of our salons are owned by franchisees. The remaining 17 company-owned salons will be sold or closed when the related leases expire or terminate.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. In nearly every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently owned salons, in-home hair services, booth rentals and blow dry bars. The Company also faces competition from other franchise organizations outside of the hair salon industry in attracting new franchisees.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, the ability to recruit franchisees, experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality and consistency of the guest experience, the ability to attract, retain, and train stylists, technology, convenience, location, and price. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.

Salon Franchising Program:
General.    We provide our franchisees with a comprehensive system of business training, stylist education, site approval, professional marketing, promotion, and advertising programs, and other forms of ongoing support designed to help franchisees build successful businesses. Historically, we have signed the salon lease and then subleased the space to our franchisees.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, prices charged for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers, and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design, and decor and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. All the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control day-to-day franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company's franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees' employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees' employees' wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, and/or discipline and discharge.
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
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, management training, marketing fundamentals and controls. Existing franchisees receive training, counseling, and information from the Company on a regular basis. The Company provides franchise salon managers and stylists with access to technical training resources.
Guests
Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, comprehensive retail assortments, and engagement through technology all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times are essential elements in delivering an efficient guest experience. Our mobile applications and online check-in capabilities allow us to capitalize on our guests' desire for convenience by allowing for future check-ins with optional stylist selection, and offering predicted wait times for guests who wish to walk in. Our franchisees continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic, and managing guest wait times. Our franchise salons are located in high-traffic strip centers and Walmart Supercenters with guest parking and easy access to offer guests a variety of convenient ways to fulfill their beauty needs.
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
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $25 to $32. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control all pricing at their locations.
Retail Assortments. Salons sell nationally recognized hair care and beauty products. The top selling brands within the Company’s retail assortment include: L'Oreal Professional Brands and John Paul Mitchell. Stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair.
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
Technology. In fiscal year 2022, we sold our proprietary back-office salon management system, Opensalon® Pro to a third party, Soham Inc. (Zenoti). See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. As of August 2024, all our salons have transitioned to the Zenoti salon technology platform. We also use mobile applications to allow guests to view wait times and interact in other ways with salons.
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

Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. Descriptions of the Company's salon concepts are listed below:
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 1,946 franchised and 3 company-owned Supercuts locations throughout North America.
SmartStyle/Cost Cutters in Walmart stores.    SmartStyle and Cost Cutters salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located in Walmart Supercenters. This concept has primarily a "walk-in" guest base with value pricing. The Company has 1,232 franchised and 8 company-owned SmartStyle and Cost Cutters salons located in Walmart Supercenter locations throughout North America.
Portfolio Brands.    Portfolio Brands salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters, Roosters, Hair Masters, Cool Cuts for Kids, Style America, Famous Hair, Magicuts, Holiday Hair, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 1,117 franchised and 6 company-owned Portfolio Brands locations throughout North America.
International Salons.    International salons are locations operating in the United Kingdom, primarily under the Supercuts and Regis concepts. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 96 franchised international locations.
The tables below set forth the number of system-wide locations (franchised and company-owned) and activity within the various salon concepts.
System-wide location counts

	Fiscal Years
	2024	2023	2022

FRANCHISE SALONS:
Supercuts	1,946	2,082	2,264
SmartStyle/Cost Cutters in Walmart stores	1,232	1,388	1,646
Portfolio Brands	1,117	1,223	1,344
Total North American salons	4,295	4,693	5,254
Total International salons (1)	96	102	141
Total franchise salons	4,391	4,795	5,395
as a percent of total franchise and company-owned salons	99.6%	98.6%	98.1%

COMPANY-OWNED SALONS:
Supercuts	3	7	18
SmartStyle/Cost Cutters in Walmart stores	8	48	49
Portfolio Brands	6	13	38
Total company-owned salons	17	68	105
as a percent of total franchise and company-owned salons	0.4%	1.4%	1.9%

Total franchise and company-owned salons	4,408	4,863	5,500

Constructed locations (net relocations)

	Fiscal Years
	2024	2023	2022

FRANCHISE SALONS:
Supercuts	9	11	15
SmartStyle/Cost Cutters in Walmart stores	—	—	1
Portfolio Brands	5	4	5
Total North American salons	14	15	21
Total International salons (1)	1	—	—
Total franchise salons	15	15	21

COMPANY-OWNED SALONS:
Supercuts	—	—	—
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Portfolio Brands	—	1	—
Total company-owned salons	—	1	—
Closed locations

	Fiscal Years
	2024	2023	2022

FRANCHISE SALONS:
Supercuts	(145)	(196)	(156)
SmartStyle/Cost Cutters in Walmart stores	(166)	(258)	(49)
Portfolio Brands	(111)	(123)	(81)
Total North American salons	(422)	(577)	(286)
Total International salons (1)	(7)	(39)	(13)
Total franchise salons	(429)	(616)	(299)

COMPANY-OWNED SALONS:
Supercuts	(3)	(11)	(6)
SmartStyle/Cost Cutters in Walmart stores	(30)	(1)	(15)
Portfolio Brands	(8)	(25)	(40)
Total company-owned salons	(41)	(37)	(61)

Conversions (including net franchisee transactions) (2)

	Fiscal Years
	2024	2023	2022

FRANCHISE SALONS:
Supercuts	1	3	19
SmartStyle/Cost Cutters in Walmart stores	10	—	28
Portfolio Brands	(1)	(2)	63
Total franchise salons	10	1	110

COMPANY-OWNED SALONS:
Supercuts	(1)	—	(11)
SmartStyle/Cost Cutters in Walmart stores	(10)	—	(27)
Portfolio Brands	1	(1)	(72)
Total company-owned salons	(10)	(1)	(110)
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)During fiscal years 2024, 2023, and 2022, the Company sold 10, 1, and 110 salon locations, respectively, to franchisees.

Affiliated Ownership Interest:
The Company previously maintained a non-controlling 55.1% ownership interest in Empire Education Group, Inc. (EEG), which was accounted for as an equity method investment. EEG operates accredited cosmetology schools. In May 2024, the Company sold its stake in EEG to the controlling owner. The sale did not have a significant impact on the Company's operations or financial position. When the Company held a majority ownership interest in EEG it was a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education. As a co-signatory to the Title IV program participation agreements, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. In connection with the sale, Regis is no longer a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education.
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
Our People
As of June 30, 2024, the Company employed 275 employees. The Company offers flexible work arrangements such as hybrid and remote work.
Diversity and Inclusion
The Company promotes diversity of thoughts, backgrounds, experiences, and ideas. As of June 30, 2024, 79% of the Company's entire workforce are women and 21% are men. Additionally, 68% of the Company's leadership positions are held by women.

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
Development and Engagement
We continued our investment in learning and development by adding more content to the Learning Hub and the Beauty of Series. In fiscal year 2024, we included content on diversity, equity, and inclusion to further this commitment, raise awareness, and enhance engagement through inclusivity.

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
The Company previously maintained an ownership interest in Empire Education Group, Inc. In May 2024, the Company sold its ownership interest in EEG to the other owner. The sale did not have a significant impact on the Company's operations or financial position. When the Company held a majority ownership interest in EEG it was a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education. As a co-signatory to the Title IV program participation agreements, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. In connection with the sale, Regis is no longer a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education.
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

Executive Officers of the Registrant:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

John Davi	46	Executive Vice President, Chief Digital Officer
Michelle DeVore	40	Senior Vice President, Head of Marketing
Matthew Doctor	37	President and Chief Executive Officer
Michael Ferranti	41	Executive Vice President, Brand Operations - SmartStyle, First Choice Hair, Roosters, and Portfolio Brands
Jim Lain	60	Executive Vice President, Brand Operations - Supercuts and Cost Cutters
James Suarez	49	Executive Vice President, Merchandising and Education
Kersten Zupfer	49	Executive Vice President, Chief Financial Officer
John Davi was appointed to Executive Vice President and Chief Digital Officer in July 2022. Previously, he served as Executive Vice President and Chief Technology Officer from October 2021 to July 2022. Prior to joining the Company, Mr. Davi served as an advisor at Apostrophe, a wellness and fitness services company, from July 2012 to October 2021, as Chief Product Officer for BriteCore, a cloud-based insurance solution for personal and commercial insurance providers, from November 2019 to November 2020, Senior Vice President of Product at MINDBODY, Inc., a wellness and fitness services company, from February 2018 to September 2019, founding Vice President of Product for Diffbot, and Head of Engineering for Cisco Systems' Media Solutions Group.
Michelle DeVore was appointed to Head of Marketing in August 2022. Prior to joining the Company, Ms. DeVore was Vice President, Customer Experience at European Wax Center, a chain of hair removal salons, from November 2019 to August 2022. Prior to European Wax Center, Ms. DeVore served as a consultant at StudioMDV, LLC, an advertising services company, from March 2019 to August 2022, as Vice President E-commerce Marketing at Aerus, LLC, an air and surface purification manufacturer, from October 2017 to March 2019, and she directed digital transformation and growth in a variety of roles and as a consultant focused on brand strategy, digital innovation and e-commerce.
Matthew Doctor was appointed to President and Chief Executive Officer in May 2022, after holding such position on an interim basis since December 2021. Previously, he served as Executive Vice President and Chief Strategy Officer from February 2021 to December 2021, and as a consultant to the Company from December 2020 to February 2021. Prior to joining the Company, he was Chief Financial Officer of Kava Restaurants, LLC, a Tim Horton's franchisee, from May 2018 to December 2020. Earlier in his career, Mr. Doctor worked in business development at Restaurant Brands International and was in investment banking with J.P. Morgan.
Michael Ferranti was appointed to Executive Vice President, Brand Operations - SmartStyle, First Choice Hair, Roosters, and Portfolio Brands in August 2024. Since joining the company in March 2021, he has held various leadership roles, including overseeing the People, Legal, and Real Estate functions. Before joining Regis, Michael was Head of M&A for Subway Restaurants North America and Global Head of Development, HR, IT, and Chief Administrative Officer at Le Pain Quotidien, an international bakery chain. He also served as Vice President of People & Performance for the U.S. and Canada at Kraft Heinz. Michael’s extensive franchising background began at Burger King, where he held various roles, including Vice President of People, Procurement, Finance & IT, and Vice President, General Manager for South and Southeast Asia, based in Singapore. He later became CEO of Perfect Combo Limited, a Burger King franchisee, leading operations in Hong Kong and Taiwan.

Jim Lain was appointed to Executive Vice President, Brand Operations - Supercuts and Cost Cutters in August 2024. Previously, as Executive Vice President and Chief Operating Officer, Jim played a pivotal role in transforming Regis into a leader in the haircare industry. Joining Regis in 2013, Jim brought over 25 years of operations leadership experience, where he spearheaded initiatives that drove operational excellence and elevated the performance of iconic brands like Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters, and other legacy brands. Before Regis, Jim made significant contributions at Gap Inc., where he served as Vice President of Operations for Gap Specialty Stores in the U.S. and Canada. In this role, he was responsible for steering a $2.5 billion business across 750 stores, enhancing operational efficiency, and driving growth in a highly competitive market. Prior to his experience with Gap, Jim was Vice President of Operations at Galyan's Trading Company Inc. / Dick's Sporting Goods and held several field management positions at Target Stores Inc.

James Suarez was appointed to Executive Vice President, Merchandising and Education in August 2023. Prior to his promotion to Executive Vice President, Merchandising and Education, Mr. Suarez had 26 years of combined salon operations and education experience at the Company, including Senior Vice President of Merchandising and Education from March 2022 to August 2023, Vice President of Merchandising and Education from October 2021 to February 2022 and as Vice President of Education from August 2017.

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

We are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have an adverse effect on our business, financial condition, and revenues.
In our U.S. markets, numerous laws and regulations at the federal, state, and local levels can affect our business. Legal requirements are frequently changed and subject to interpretations, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we or our franchisees fail to comply with any present or future laws or regulations, we or they could be subject to future liabilities or a prohibition on the operation of salons.
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
In addition to employment and franchise laws, we are also subject to a wide range of federal, state, provincial, and local laws and regulations in the jurisdictions in which we operate, including those affecting public companies, product manufacturing and sale and those governing the franchisee/franchisor relationship. Compliance with new, complex, and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition, and results of operations.

Changes in the general economic environment may impact our business and results of operations.
Changes to the U.S., Canada, and U.K.'s economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders, and other casualty events that influence consumer confidence and spending, may impact our business and results of operations. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
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
We were previously subject to delisting proceedings, and we may not be able to maintain compliance with the continued listing standards of any national securities exchange.

Since January 9, 2024, the Company’s common stock has traded on the Global Market tier of The Nasdaq Stock Market, LLC (Nasdaq). The Company moved its trading to the Nasdaq after failing to regain compliance with the New York Stock Exchange's minimum market capitalization requirement. Under Nasdaq's continued listing standards currently applicable to the Company, the Company is required to maintain, among other things, a market value of publicly held shares of at least $15.0 million. We are currently in compliance with the Nasdaq continued listing standards. However, if we fail to comply with the currently applicable listing standards, including with regard to the market value of the Company’s publicly held shares, we do not believe we will be able to satisfy alternative listing standards for the Nasdaq Global Market tier and we do not believe we would qualify to transfer to another Nasdaq tier; therefore, our common stock may be delisted from Nasdaq. If, for any reason, Nasdaq were to suspend or remove our securities from trading on the Nasdaq Global Market and we were unable to qualify for listing on another tier or national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

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
To support and enhance our franchisees' businesses, we may need to invest in certain unanticipated new capabilities and/or services, and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, as a fully franchised business, we may be exposed to additional legal, compliance and operational risks specific to this business model, including the business failure of unproven new salon owners.
Our salons are dependent on a third-party preferred supplier agreement for merchandise.
In fiscal year 2023, we entered into a preferred supplier agreement with a supplier. This change has reduced our product sales revenue. If our supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, events or circumstances beyond our control, including economic instability and other impactful events and circumstances in the regions in which our supplier and its manufacturers are located, the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and its manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the supplier and the areas in which it operates, may adversely impact our and our franchisees' profitability.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is strongly dependent upon the stylists who serve our guests and the customer experience in our salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Regulations passed by the Department of Education could reduce access to Federal financial aid for beauty schools which could reduce the number of qualified stylists to recruit if licensing requirements are not adjusted. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, labor shortages and increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In most markets, we and our franchisees have experienced a shortage of qualified stylists or a reduction in the hours stylists will work. Offering competitive wages, benefits, education, and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues, and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. We are making significant investments in programs to attract and retain stylists. If our strategies are not successful in attracting, training, and retaining stylists or in staffing salons, our system-wide sales or the performance of our business could experience periods of volatility or sales could decline and our results of operations could be adversely affected.

Our continued success depends, in part, on the success of our franchisees, which operate independently.
As of June 30, 2024, 99.6% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
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
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets and business operations due to public health issues, including pandemics, severe weather, and other external events. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially because many of them are small businesses with much more limited access to financing than our Company or by the limited supply of favorable real estate for new salon locations. They may also experience financial distress because of over-leveraging, which could negatively affect our operating results due to delayed or non-payments to us. The bankruptcy, default, abandonment, or breach by or of a franchisee could also expose us to lease liability due to our lease guarantees or subleases as explained previously.
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
The normal operations of our business and our investments in technology involve processing, transmitting and storing potentially sensitive personal information about our guests, employees, franchisees, vendors and our Company, all of which require the appropriate and secure utilization of such information and subjects us to increased focus regarding our data security compliance. Cyber-attacks, including ransomware, designed to gain access to sensitive information by breaching mission critical systems of large organizations (and their third-party vendors) are constantly evolving and high-profile electronic security breaches leading to unauthorized release of sensitive information have occurred at a number of large U.S. companies in recent years. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. We will continue our efforts to meet any applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. We rely on commercially available systems, software, and tools to provide security for processing, transmitting, and storing of sensitive information. As the risk of cyber-attacks increases, our related insurance premiums may also increase. Despite the security measures and processes we have in place, our efforts (and those of our third-party vendors) to protect sensitive guest, employee, franchisee, vendor, and Company information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. We have, from time to time, experienced threats to, and incidents involving, our systems and information, none of which have been material to date. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence. Such events could also lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could potentially subject us to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages. The costs to remediate security incidents or breaches that may occur could be material. Also, as cyber-attacks become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Furthermore, while our franchisees are independently responsible for data security at their franchised salon locations, a security incident or breach at a franchised salon location could negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.

Our U.S. SmartStyle and Cost Cutters (located in Walmart) salon operations are dependent on our relationship with Walmart.
As of June 30, 2024, we had 1,240 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord. Business within each of those 1,240 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new SmartStyle locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to (a) close up to 100 salons per year for any reason, upon payment of certain buyout fees; (b) terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; (c) non-renew the lease agreements if salons fail to reach certain sales thresholds; (d) impose penalties for failing to meet required operation hours; and (e) terminate the lease if the Walmart store is closed. Future franchising activity is dependent upon a continued relationship between us and Walmart, as well as Walmart's approval of our proposed franchisee on a location-by-location basis. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating SmartStyle salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our salons in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.

Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic with advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are focusing on improving guest experiences to provide brand differentiation and preference as well as ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition, and results of operations may be adversely affected. Additionally, we plan to continue expanding our digital marketing efforts, and the success of those efforts is dependent upon our franchisees’ proper continued use of Zenoti salon technology platform, accurate and consistent guest data capture, and customers continuing to opt-in to receive marketing messages from us.

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
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, monitor salon performance, generate payroll information, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches and natural disasters. Certain capabilities or entire systems may become outdated which could limit functionality. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. In addition, our management information systems are developed and maintained by external vendors, including the Zenoti salon technology platform used by our franchisees. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Any such conduct with respect to our franchisees could also result in litigation.

We rely on external vendors for products and services critical to our operations.
We, along with our franchisees, rely on external vendors for the manufacture, supply, and distribution of retail products we sell, and products we use during salon services, such as color and chemical treatments. We also rely on external vendors for various services critical to our operations and the security of certain Company data. Our dependence upon vendors exposes us to operational, reputational, financial and compliance risk.
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
Our vendors are also responsible for the security of certain Company data, as discussed above. If one of our key vendors becomes unable to continue to provide products and services, if their systems fail or are compromised, or if the quality of their systems deteriorate, we may suffer operational difficulties and financial loss.
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
We also use social media platforms as marketing tools. As laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees, franchisees or third parties acting at our direction, to abide by applicable laws and regulations in the use of these platforms could adversely affect our business, financial condition, and revenues.
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
We depend on the skills, working relationships and continued services of key personnel, including our management team and others throughout our Company. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. We may be required to increase wages and/or benefits to attract and retain qualified personnel or risk considerable turnover. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to identify, recruit, train and/or retain talented personnel. In addition, our business may be harmed if we lose too many individuals with institutional knowledge. In August of 2024 we executed a workforce reduction.The risks related to the workforce reduction include the potential for business disruption, diversion of time and attention from on-going operations, loss of human capital talent, temporarily reduced productivity and the risk of failing to achieve some or all of the anticipated benefits of the organizational changes. If we are unable to successfully manage and implement this workforce reduction, we may not achieve or sustain the expected cost savings benefits or otherwise impair our ability to continue execution of our operations and strategic plans.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and prevent or detect material misstatements due to fraud, which could reduce investor confidence and adversely affect the value of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline or have other potential adverse consequences. Commencing with our fiscal 2023 audit, and as a result of our smaller reporting company status, we are not required to obtain, nor did we obtain, an audit of our system of internal controls over financial reporting.
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
Our Board has adopted a Tax Benefits Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances, and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of June 30, 2024, we had approximately $490 million of U.S. federal net operating losses ("NOLs”) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 ("Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the "Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an "ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, "Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an "ownership change” occurs if the percentage of the Company’s stock owned by one or more "five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last "ownership change” experienced by the Company. In the event of such an "ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. With respect to the substantial majority of our Tax Assets, while we have, in recent years, experienced significant changes in the ownership of our stock, we do not believe we have undergone an "ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.

On January 28, 2024, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See Note 1 of the Consolidated Financial Statements for additional information on the terms and operation of the Tax Benefits Preservation Plan (the "Plan”), dated as of January 28, 2024, as the same may be amended from time to time, between the Company and Equiniti Trust Company, LLC, as Rights Agent. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an "ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an "ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an "ownership change” in the future. While we currently have a valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or, in the future, undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.

Although the Plan is not principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the Plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The Plan, however, should not interfere with any merger or other business combination approved by the Board of Directors. Because the Board of Directors may consent to certain transactions, the Plan gives our Board of Directors significant discretion to act in the best interests of shareholders.

Litigation and other legal or regulatory proceedings or claims and the outcome of such litigation, proceedings, or claims, including possible fines and penalties, could have an adverse effect on our business and any loss contingency accruals may be inadequate to cover actual losses.

From time-to-time in the ordinary course of our business operations, we are subject to litigation, including potential class action and single-plaintiff litigation, arbitration and other legal or regulatory proceedings or claims. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could require significant time commitments from our management team and result in substantial costs and diversion of our resources, which may cause an adverse effect on our business, financial condition and revenues. We establish accruals for potential liabilities arising from litigation and other legal or regulatory proceedings or claims when potential liabilities are probable, and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings as well as claims could adversely affect our business, financial condition, or revenues.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
We have defined policies and procedures for cybersecurity incident detection, containment, response, and remediation and have adopted physical, technological, and administrative cybersecurity and data privacy controls. The Company established a cybersecurity incident response plan, which includes classification of cybersecurity incidents, to whom to escalate an incident, and when to escalate a cybersecurity incident, including direct communication to the Chief Digital Officer ("CDO") and VP of IT, Director, and President. The Company regularly conducts risk assessments and tracks remediation to completion. Critical systems are periodically audited against industry standards.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•Cybersecurity awareness training of our employees;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third-party risk management process for service providers based on our assessment of their criticality to our operations and respective risk profile.

Our CDO directs, coordinates, plans, and organizes information security activities throughout the Company, including leading the development of our cybersecurity risk management strategy.

We have not historically been materially impacted by risks from cybersecurity threats and as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business.

Item 2.    Properties
The Company leases its corporate headquarters in Minneapolis, Minnesota, and the lease expires in 2030. We lease four floors at our corporate headquarters. We currently sublease three of the four floors through sublease arrangements which expire in 2030.
In fiscal year 2022, the Company exited its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed agreements to sublease the facilities in the short-term before a full lease novation in fiscal years 2023 and 2024. The Company also exited its Fremont, California office in fiscal year 2023 and the lease obligation expires September 30, 2024.
The Company leases the premises in which approximately 85% of its franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant.
The Company operates all its company-owned salons under lease agreements with original terms of at least five years, generally with the ability to renew at the Company's option, for one or more additional five-year periods. Approximately half of our company-owned salons had leases that expired in January 2024.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed and traded on the Nasdaq Global Market under the symbol "RGS."
Holders
As of August 23, 2024, the Company had approximately 266 shareholders of record. The closing stock price was $23.06 per share on August 23, 2024.
Dividends
In accordance with its capital allocation policy, the Company does not pay cash dividends.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration and $50.0 million prospectus supplement with the Securities and Exchange Commission under which it had the ability to offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. In fiscal year 2022, 464,781 shares were issued for $38.4 million under the prospectus. During fiscal years 2023 and 2024, the Company did not issue any shares under this prospectus. The share issuance program expired on February 10, 2024.
The Company issued the following common stock through its share issuance program:

	Fiscal Years
	2024	2023	2022

Issued shares	—	—	464,781
Average price (per share)	$—	$—	$82.60
Price range (per share)	$—	$—	$75.20 - $119.80
Total	$—	$—	$38,400,000
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2024, the Company did not repurchase shares. As of June 30, 2024, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
BUSINESS DESCRIPTION
Regis Corporation (the Company) franchises, owns, and operates beauty salons. As of June 30, 2024, the Company franchised or owned 4,408 salons in North America and the United Kingdom. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of June 30, 2024, we had 275 corporate employees worldwide. See discussion within Part I, Item 1 of this Form 10-K.
As part of the Company's strategic transition to a fully franchised model, the Company sold salons to franchisees. The impact of these transactions is as follows:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Salons sold to franchisees	10	1	110
Cash proceeds received	$—	$—	$—
Loss from sale of salon assets to franchisees, net	$—	$—	$(2,334)
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham Inc. (Zenoti). The Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. In fiscal year 2024, the Company received an additional $2.0 million of proceeds that had been previously held back for general indemnity provisions. In fiscal year 2025, the Company expects additional proceeds related to salons migrating to Zenoti. The Zenoti migration was successfully completed in early first quarter, fiscal year 2025. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements as discussed in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
The Company shifted its product business from a wholesale model to a third-party distribution model as part of its asset-light transformation. In fiscal year 2022, the Company exited its distribution centers and ceased selling products to franchisees. Franchisees source product from a third-party distribution partner and the Company receives a royalty payment based on franchisee purchases. This change has significantly decreased both the Company's franchise product revenue and general and administrative expense, including the franchise distribution costs discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal years 2024, 2023, and 2022, the Company experienced the following charges related to the exit of the distribution centers:

		Fiscal Years
		2024	2023	2022

	Financial Statement Caption	(Dollars in thousands)
Inventory reserve (1)	Inventory reserve	$—	$1,228	$7,655
Inventory valuation adjustment (2)	Company-owned salon expense	—	—	2,823
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
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, the Company received Canadian rent relief, Canadian wage relief, U.S. employee retention payroll tax credits and a grant from the state of North Carolina. In fiscal years 2024, 2023, and 2022, the Company received the following financial assistance:

		Fiscal Years
		2024	2023	2022

	Financial Statement Caption	(Dollars in thousands)
Canadian rent relief	Rent	$—	$—	$1,235
Canadian wage relief	Company-owned salon expense	—	—	1,966
North Carolina COVID-19 grant	Other, net	—	1,106	—
Additionally, in December 2022, the Company paid $2.5 million of social security contributions that had been deferred under the CARES Act.
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In fiscal year 2024, a net 404 franchise salons have closed, which reduces future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales (1) by concept:

	Fiscal Years
	2024	2023	2022

	(Dollars in millions)
System-wide revenue	$1,179.5	$1,230.5	$1,228.5

Supercuts	1.6%	6.9%	22.1%
SmartStyle	(3.5)	(2.5)	5.7
Portfolio Brands	2.0	5.5	11.2
Total system-wide same-store sales	0.7%	4.4%	14.8%
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

	Fiscal Years
	2024	2023	2022	2024	2023	2022	2024	2023

	(Dollars in millions)			% of Total Revenues (1)			Increase (Decrease)

Royalties	$64.1	$66.0	$65.8	31.6%	28.4%	23.8%	320	460
Fees	10.2	11.3	11.6	5.0	4.8	4.2	20	60
Product sales to franchisees	0.5	2.8	15.1	0.2	1.2	5.5	(100)	(430)
Advertising fund contributions	25.7	31.7	32.6	12.7	13.6	11.8	(90)	180
Franchise rental income	95.3	111.4	130.8	46.9	47.7	47.4	(80)	30
Company-owned salon revenue	7.3	10.1	20.2	3.6	4.3	7.3	(70)	(300)

Cost of product sales to franchisees	0.4	3.5	17.4	80.0	125.0	115.2	(4,500)	980
Inventory reserve	—	1.2	7.7	—	0.5	2.8	(50)	(230)
General and administrative	45.4	50.8	65.3	22.4	21.8	23.7	60	(190)
Rent	5.5	9.2	9.4	2.7	3.9	3.4	(120)	50
Advertising fund expense	25.7	31.7	32.6	12.7	13.6	11.8	(90)	180
Franchise rent expense	95.3	111.4	130.8	46.9	47.7	47.4	(80)	30
Company-owned salon expense	5.1	8.8	22.0	2.5	3.8	8.0	(130)	(420)
Depreciation and amortization	3.9	7.7	6.2	1.9	3.3	2.2	(140)	110
Long-lived asset impairment	0.8	0.1	0.5	0.4	—	0.2	40	(20)
Goodwill impairment	—	—	13.1	—	—	4.7	—	(470)

Operating income (loss) (2)	20.9	8.8	(28.9)	10.3	3.8	(10.5)	650	1,430

Interest expense	(25.4)	(22.1)	(12.9)	(12.5)	(9.5)	(4.7)	(300)	(480)
Loss from sale of salon assets to franchisees, net	—	—	(2.3)	—	—	(0.8)	—	80
Gain on extinguishment of long-term debt, net	94.6	—	—	46.6	—	—	N/A	N/A
Other, net	(0.2)	1.4	(0.3)	(0.1)	0.6	(0.1)	(70)	70

Income tax (expense) benefit (3)	(0.9)	0.7	(2.0)	1.0	5.5	(4.5)	N/A	N/A

Income (loss) from discontinued operations	2.0	4.0	(39.4)	1.0	1.7	(14.3)	(70)	1,600

Net income (loss) (2)	91.1	(7.4)	(85.9)	44.9	(3.2)	(31.1)	4,810	2,790
____________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Computed as a percent of income (loss) from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Fiscal Year Ended June 30, 2024, Compared with Fiscal Year Ended June 30, 2023
Royalties
During fiscal year 2024, royalties decreased $1.9 million, or 2.9%, primarily due to a decrease in franchise salon count and unfavorable same store sales traffic. This was partially offset by increased prices within our same store sales.
Fees
During fiscal year 2024, fees decreased $1.1 million, or 9.7%, primarily due to a decrease in terminated development agreements year over year.
Product Sales to Franchisees
Product sales to franchisees decreased $2.3 million, or 82.1%, during fiscal year 2024, primarily due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions decreased $6.0 million, or 18.9%, during fiscal year 2024, primarily due to the decrease in franchise salon count and decrease in advertising fund contribution rates.
Franchise Rental Income
During fiscal year 2024, franchise rental income decreased $16.1 million, or 14.5%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Revenue
During fiscal year 2024, company-owned salon revenue decreased $2.8 million, or 27.7%, due to the decrease in company-owned salon count, partially offset by the recognition of non-cash revenue related to a change in estimate for gift card breakage.
Cost of Product Sales to Franchisees
Cost of product sales to franchisees decreased $3.1 million, or 88.6%, primarily due to the Company's shift in its product business to a third-party distribution model.
General and Administrative
The decrease of $5.4 million, or 10.6%, in general and administrative expense during fiscal year 2024 was primarily due to lower compensation resulting from headcount reductions, lower legal and professional fees and less technical education spend.
Rent
The decrease of $3.7 million, or 40.2%, in rent expense during fiscal year 2024 was primarily due to the net reduction in the number of company-owned salons.
Advertising Fund Expense
Advertising fund expense decreased $6.0 million, or 18.9%, during fiscal year 2024, primarily due to the decrease in franchise salon count and a decrease in advertising fund contribution rates.

Franchise Rent Expense
During fiscal year 2024, franchise rent expense decreased $16.1 million, or 14.5%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense decreased $3.7 million, or 42.0%, during fiscal year 2024, primarily due to the reduction in company-owned salon count and a decline in product sales.
Depreciation and Amortization
The decrease of $3.8 million, or 49.4%, in depreciation and amortization during fiscal year 2024 was primarily due to a $2.6 million accelerated depreciation charge in the second quarter of fiscal year 2023 related to the consolidation of office space within the Company's corporate headquarters, partially offset by accelerated depreciation charges in the fourth quarter of fiscal year 2024 related to further consolidation of office space within the corporate headquarters and the net reduction in company-owned salon count.
Long-Lived Asset Impairment
The Company recorded long-lived asset impairment charges of $0.8 million and $0.1 million in fiscal years 2024 and 2023, respectively. The increase in long-lived asset impairment was primarily due to more right-of-use assets being impaired in fiscal year 2024 resulting from subleasing excess corporate office space to unrelated third parties.
Interest Expense
The $3.3 million increase in interest expense during fiscal year 2024 was primarily due to a higher weighted average interest rate on outstanding borrowings.
Gain on Extinguishment of Long-Term Debt, Net
In June 2024, the Company recorded a gain of $94.6 million related to the extinguishment of long-term debt. Additionally, the net gain includes the write off of paid-in-kind interest accruals and the write off of unamortized debt financing fees.
Other, Net
Other, net declined $1.6 million in fiscal year 2024, primarily due to a $1.1 million grant received from the state of North Carolina related to COVID-19 relief and a class action settlement in fiscal year 2023.
Income Tax (Expense) Benefit
During fiscal year 2024, the Company recognized an income tax expense of $0.9 million, with a corresponding effective tax rate of 1.0%, compared to recognizing an income tax benefit of $0.7 million, with a corresponding effective tax rate of 5.5% during fiscal year 2023. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income (Loss) from Discontinued Operations
The Company recorded income from discontinued operations of $2.0 million and $4.0 million in fiscal years 2024 and 2023, respectively. Income in fiscal year 2024 is primarily due to the receipt of $2.0 million sales proceeds related to the sale of OSP that had previously been held back for general indemnity provisions. Income in fiscal year 2023 is primarily due to the receipt of $5.0 million sales proceeds offset by a $0.5 million transaction fee and other expenses from the sale of OSP. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise salons and company-owned salons. See Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2024	2023	2022	2024	2023

	(Dollars in millions)			Increase (Decrease) (1)

Royalties	$64.1	$66.0	$65.8	$(1.9)	$0.2
Fees	10.2	11.3	11.6	(1.1)	(0.3)
Product sales to franchisees	0.5	2.8	15.1	(2.3)	(12.3)
Advertising fund contributions	25.7	31.7	32.6	(6.0)	(0.9)
Franchise rental income	95.3	111.4	130.8	(16.1)	(19.4)
Total franchise revenue (1)	$195.7	$223.2	$255.8	$(27.5)	$(32.6)

Franchise same-store sales (2)	0.6%	4.4%	15.0%

Franchise adjusted EBITDA	$26.3	$22.8	$7.7	$3.5	$15.1
Total franchise salons	4,391	4,795	5,395	(404)	(600)
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
Fiscal Year Ended June 30, 2024, Compared with Fiscal Year Ended June 30, 2023
Franchise Revenue
Franchise revenue decreased $27.5 million during fiscal year 2024. The decrease in franchise revenue was primarily due to the decrease in franchise rental income and advertising fund collections as a result of lower salon count and the decrease in product sales to franchisees due to the Company's shift to a third-party distributor model. During fiscal year 2024, franchisees purchased 10 salons from the Company and constructed (net of relocations) and closed 15 and 429 franchise salons, respectively.
Franchise Adjusted EBITDA
During fiscal year 2024, franchise adjusted EBITDA totaled $26.3 million, an improvement of $3.5 million compared to fiscal year 2023. The improvement is primarily due to a decrease in general and administrative expense.

Company-Owned Salons

	Fiscal Years
	2024	2023	2022	2024	2023

	(Dollars in millions)			(Decrease) Increase (1)

Total revenue	$7.3	$10.1	$20.2	$(2.8)	$(10.1)
Company-owned salon adjusted EBITDA	$(0.3)	$(1.8)	$(9.5)	$1.5	$7.7
Total company-owned salons	17	68	105	(51)	(37)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Fiscal Year Ended June 30, 2024, Compared with Fiscal Year Ended June 30, 2023
Company-Owned Salon Revenue
Company-owned salon revenue declined $2.8 million in fiscal year 2024, primarily due to the closure of loss-generating company-owned salons, partially offset by the recognition of non-cash revenue of $1.3 million due to a change in estimate related to gift card breakage.
Company-Owned Salon Adjusted EBITDA
During fiscal year 2024, company-owned salon adjusted EBITDA improved $1.5 million, primarily due to a change in estimate related to gift card breakage in addition to the closure of unprofitable salons. Fiscal year 2023 also benefited from a $1.1 million grant received from the state of North Carolina related to COVID-19 relief.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
In June 2024, the Company entered into a new credit agreement with TCW Asset Management Company, LLC, and MidCap Financial Trust, which matures in June 2029. In addition to a $10.0 million minimum liquidity covenant, the agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants, of which the latter two are not tested until September 30, 2024. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand, and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in June 2029.
As of June 30, 2024, cash and cash equivalents were $10.1 million, with $9.4 million and $0.7 million within the United States and Canada, respectively.
As of June 30, 2024, the Company's borrowing arrangements include a $105.0 million term loan and a $25.0 million revolving credit facility with a $10.0 million minimum liquidity covenant that expires in June 2029. As of June 30, 2024, the unused available credit under the revolving credit facility was $9.8 million and total liquidity per the agreement was $19.9 million. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
In February 2021, the Company filed a $150.0 million shelf registration and $50.0 million prospectus supplement with the Securities and Exchange Commission under which it had the ability to offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. In fiscal year 2022, 464,781 shares were issued for $38.4 million under the prospectus. During fiscal years 2023 and 2024, the Company did not issue any shares under this prospectus. The share issuance program expired on February 10, 2024.
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
Cash Requirements
The Company's most significant contractual cash requirements as of June 30, 2024, were lease commitments and interest payments. See Notes 6 and 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further detail.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2024, cash used in operating activities was $2.0 million. Cash used in operations improved due to lower general and administrative expense and less cash used for working capital. Cash used in fiscal year 2023 included a $2.5 million payment of previously deferred social security contributions.
Cash Flows from Investing Activities
During fiscal year 2024, cash provided by investing activities of $1.6 million was primarily related to $2.0 million received related to the sale of OSP.
Cash Flows from Financing Activities
During fiscal year 2024, cash provided by financing activities of $8.4 million was primarily a result of cash proceeds from the June 2024 credit agreement, offset by repayment of long-term debt and debt refinancing fees.

Financing Arrangements
Financing activities are discussed in Note 8 and Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consist of the following:

	Twelve months ended		June 30,
	2024	2023	2024	2023

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	9.68%	9.54%	$105,000	$172,268
Deferred financing fees			(14,244)	(6,471)
Term loan, net			90,756	165,797
Revolving credit facility (1)	9.68%	9.54%	10,237	10,000
Paid-in-kind interest			53	1,033
Fair value of warrants issued to lenders (Note 14)			(1,501)	—
Total long-term debt, net			$99,545	$176,830
_______________________________________________________________________________
(1)June 30, 2023 term loan and revolving credit facility had a maturity date of August 31, 2025.
(2)June 30, 2024 term loan and revolving credit facility matures on June 24, 2029.

In June 2024, the Company entered into a new credit agreement between TCW Asset Management Company, LLC, and MidCap Financial Trust Company for a $25.0 million revolving credit facility, in addition to a term loan of $105.0 million with a $10.0 million minimum liquidity covenant that expires in June 2029. The agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants, of which the latter two are not tested until September 30, 2024. As of June 30, 2024, the unused available credit under the revolving credit facility was $9.8 million and total liquidity per the agreement was $19.9 million. The interest rate on the new agreement is based on secured overnight financing rate (SOFR) plus margin. The agreement utilizes an interest rate margin that is subject to change year-over-year. The margin applicable to the new term loan and revolving credit facility is subject to change based on the Company's total leverage ratio, remeasured at a specific point during the year. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The margin applicable to any letter of credit is 5.25% and paid currently in cash. See additional discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity (deficit) at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization (1)

2024	67.0%
2023	125.1%
2022	120.8%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the right-of-use (ROU) asset.
The decrease in the debt to capitalization ratio as of June 30, 2024, compared to June 30, 2023, was primarily due to extinguishment of long term debt during fiscal year 2024.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our credit agreement at June 30, 2024.
Non-current deferred benefits of $5.6 million includes $1.7 million related to a non-qualified deferred salary plan, a salary deferral program of $1.8 million and a bonus deferral plan of $2.1 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
As of June 30, 2024, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Off-Balance Sheet Arrangements
Under the credit agreement entered into in June 2024, the margin applicable to any letter of credit is 5.25% and is paid currently in cash. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2024. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Dividends
The Company has not declared a quarterly dividend payment since December 2013.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration and $50.0 million prospectus supplement with the Securities and Exchange Commission under which it had the ability to offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. In fiscal year 2022, 464,781 shares were issued for $38.4 million under the prospectus. During fiscal years 2023 and 2024, the Company did not issue any shares under this prospectus. The share issuance program expired on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depends on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2024, the Company did not repurchase shares. As of June 30, 2024, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
Goodwill
As of June 30, 2024, and 2023, the franchise reporting unit had $173.1 million and $173.8 million of goodwill, respectively, and the company-owned segment had no goodwill at either period. See Note 5 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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

Long-Lived Assets, Excluding Goodwill
The Company follows the guidance in ASC 360, Property, Plant, and Equipment and applies the guidance to property, plant, and equipment as well as right of use (ROU) assets. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2024, 2023, and 2022 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2024.
During fiscal years 2024, 2023, and 2022, the Company recognized long-lived asset impairment charges of $0.8 million, $0.1 million, and $0.5 million, respectively, related to ROU assets on the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
The Company has a valuation allowance on its deferred tax assets amounting to $181.8 million and $202.2 million at June 30, 2024 and 2023, respectively. The decline in fiscal year 2024 is primarily due to utilization of its U.S. net operating loss and a reduction to the corresponding valuation allowance. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation, which would reduce the provision for income taxes.
The Company reserves for unrecognized tax benefits, interest, and penalties related to anticipated tax audit positions in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of unrecognized tax benefits, interest, and penalties proves to be less than the ultimate assessment, additional expenses would result.
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
Interest Rate Risk:
The Company's interest payments are based on the SOFR, such that a hypothetical 100 basis point increase or decrease in the SOFR will have an impact on our annual cash flows of approximately $1.0 million annually. As of June 30, 2024, the Company had outstanding variable rate debt of $115.3 million, and the Company did not have any outstanding interest rate swaps. SOFR variability does not impact our letters of credit, which are charged at a fixed rate of 5.25%.
Foreign Currency Exchange Risk:
Over 90% of the Company's operations are transacted in U.S. dollars. However, because a portion of the Company's operations consist of activities outside of the U.S., the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2024, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2024, 2023, and 2022, the Company recorded foreign currency losses of $0.5 million, $0.3 million, and $0.6 million in income (loss) from continuing operations, respectively, in the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Regis Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Minneapolis, Minnesota
August 28, 2024

REGIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$10,066	$9,508
Receivables, net	9,434	10,885
Other current assets	22,550	16,845
Total current assets	42,050	37,238

Property and equipment, net	3,664	6,422
Goodwill (Note 5)	173,146	173,791
Other intangibles, net	2,427	2,783
Right of use asset (Note 6)	287,912	360,836
Other assets	21,297	26,307
Total assets	$530,496	$607,377

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,747	$14,309
Accrued expenses	21,644	30,109
Short-term lease liability (Note 6)	69,127	81,917
Total current liabilities	103,518	126,335

Long-term debt, net (Note 8)	99,545	176,830
Long-term lease liability (Note 6)	230,607	291,901
Other non-current liabilities	40,039	49,041
Total liabilities	473,709	644,107
Commitments and contingencies (Note 9)
Shareholders' equity (deficit):
Common stock, $0.05 par value; issued and outstanding, 2,279,948 and 2,277,828 common shares as of June 30, 2024, and 2023, respectively	114	114
Additional paid-in capital	69,660	66,764
Accumulated other comprehensive income	8,584	9,023
Accumulated deficit	(21,571)	(112,631)
Total shareholders' equity (deficit)	56,787	(36,730)
Total liabilities and shareholders' equity (deficit)	$530,496	$607,377
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2024	2023	2022

Revenues:
Royalties	$64,098	$65,981	$65,753
Fees	10,189	11,266	11,587
Product sales to franchisees	451	2,802	15,072
Advertising fund contributions	25,663	31,747	32,573
Franchise rental income (Note 6)	95,258	111,441	130,777
Company-owned salon revenue	7,323	10,089	20,205
Total revenue	202,982	233,326	275,967
Operating expenses:
Cost of product sales to franchisees	436	3,540	17,391
Inventory reserve	—	1,228	7,655
General and administrative	45,387	50,751	65,274
Rent (Note 6)	5,525	9,196	9,357
Advertising fund expense	25,663	31,747	32,573
Franchise rent expense (Note 6)	95,258	111,441	130,777
Company-owned salon expense (1)	5,080	8,827	21,952
Depreciation and amortization	3,945	7,716	6,224
Long-lived asset impairment (Note 1)	798	101	542
Goodwill impairment (Note 5)	—	—	13,120
Total operating expenses	182,092	224,547	304,865

Operating income (loss)	20,890	8,779	(28,898)

Other (expense) income:
Interest expense	(25,393)	(22,141)	(12,914)
Loss from sale of salon assets to franchisees, net	—	—	(2,334)
Gain on extinguishment of long-term debt, net	94,611	—	—
Other, net	(172)	1,364	(296)

Income (loss) from operations before income taxes	89,936	(11,998)	(44,442)

Income tax (expense) benefit	(869)	655	(2,017)

Income (loss) from continuing operations	89,067	(11,343)	(46,459)

Income (loss) from discontinued operations (Note 3)	1,993	3,958	(39,398)

Net income (loss)	$91,060	$(7,385)	$(85,857)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$38.08	$(4.88)	$(21.32)
Income (loss) from discontinued operations	0.85	1.70	(18.08)
Net income (loss) per share, basic (2)	$38.93	$(3.18)	$(39.40)
Diluted:
Income (loss) from continuing operations	$37.50	$(4.88)	$(21.32)
Income (loss) from discontinued operations	0.84	1.70	(18.08)
Net income (loss) per share, diluted (2)	$38.34	$(3.18)	$(39.40)

Weighted average common and common equivalent shares outstanding:
Basic	2,339	2,323	2,179
Diluted	2,375	2,323	2,179
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

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Years
	2024	2023	2022

Net income (loss)	$91,060	$(7,385)	$(85,857)
Other comprehensive loss, net of tax:
Net current period foreign currency translation adjustments	(321)	(448)	(547)
Recognition of deferred compensation	(118)	16	459
Other comprehensive loss	(439)	(432)	(88)
Comprehensive income (loss)	$90,621	$(7,817)	$(85,945)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2021	1,789,309	$90	$26,802	$9,543	$(19,389)	$17,046
Net loss	—	—	—	—	(85,857)	(85,857)
Foreign currency translation (Note 1)	—	—	—	(547)	—	(547)
Issuance of common stock, net of offering costs	464,781	23	37,182	—	—	37,205
Stock-based compensation	—	—	1,285	—	—	1,285
Recognition of deferred compensation (Note 11)	—	—	—	459	—	459
Net restricted stock activity	20,939	1	(545)	—	—	(544)
Balance, June 30, 2022	2,275,029	$114	$64,724	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(7,385)	(7,385)
Foreign currency translation (Note 1)	—	—	—	(448)	—	(448)
Stock-based compensation	—	—	2,077	—	—	2,077
Recognition of deferred compensation (Note 11)	—	—	—	16	—	16
Net restricted stock activity	2,799	—	(37)	—	—	(37)
Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	91,060	91,060
Foreign currency translation (Note 1)	—	—	—	(321)	—	(321)
Stock-based compensation	—	—	1,622	—	—	1,622
Recognition of deferred compensation (Note 11)	—	—	—	(118)	—	(118)
Net restricted stock activity	2,120	—	(18)	—	—	(18)
Stock warrants issued in connection with debt (1)	—	—	1,292	—	—	1,292
Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
_______________________________________________________________________________
(1)     This activity represents the stock warrants issued in connection with the new credit facility agreement signed June 24, 2024. Stock warrant value shown net of allocated financing costs. See Note 8 and Note 14 for additional details.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2024	2023	2022

Cash flows from operating activities:
Net income (loss)	$91,060	$(7,385)	$(85,857)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss from sale of OSP (Note 3)	(2,000)	(4,562)	36,143
Depreciation and amortization (Note 1)	3,403	7,189	6,504
Long-lived asset impairment	798	101	542
Deferred income taxes	519	(8)	391
Inventory reserve	—	1,228	10,478
Non-cash interest	3,418	3,790	—
Loss from sale of salon assets to franchisees, net	—	—	2,334
Gain on extinguishment of long-term debt, net	(94,611)	—	—
Goodwill impairment	—	—	16,000
Stock-based compensation	1,558	2,316	1,334
Amortization of debt discount and financing costs	2,987	2,891	1,839
Other non-cash items affecting earnings	432	155	709
Changes in operating assets and liabilities (1):
Receivables	848	943	11,896
Income tax receivable	1,230	(577)	1,118
Other current assets	385	668	10,004
Other assets	5,829	6,818	2,703
Accounts payable	(1,604)	(497)	(10,966)
Accrued expenses	(4,812)	(6,151)	(21,983)
Net lease liabilities	(1,942)	(4,991)	(5,960)
Other non-current liabilities	(9,538)	(9,817)	(15,867)
Net cash used in operating activities:	(2,040)	(7,889)	(38,638)
Cash flows from investing activities:
Capital expenditures	(376)	(481)	(5,316)
Net proceeds from sale of OSP	2,000	4,500	13,000
Net cash provided by investing activities:	1,624	4,019	7,684
Cash flows from financing activities:
Proceeds from issuance of long-term debt	105,000	—	—
Borrowings on revolving credit facility	14,238	13,357	10,000
Repayments of long-term debt	(96,499)	(11,083)	(16,916)
Proceeds from issuance of common stock, net of offering costs	—	—	37,185
Debt refinancing fees	(14,360)	(4,383)	—
Taxes paid for shares withheld	(16)	(36)	(845)
Net cash provided by (used in) financing activities:	8,363	(2,145)	29,424
Effect of exchange rate changes on cash and cash equivalents	(31)	(53)	(158)
Increase (decrease) in cash, cash equivalents and restricted cash	7,916	(6,068)	(1,688)
Cash, cash equivalents and restricted cash:
Beginning of year	21,396	27,464	29,152
End of year	$29,312	$21,396	$27,464
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation franchises and owns hair care salons, primarily in North America. The business is evaluated in two segments, franchise salons and company-owned salons. Franchise salons in operation decreased from 4,795 at June 30, 2023 to 4,391 at June 30, 2024, primarily due to the closure of 429 salons. Company-owned salons in operation decreased from 68 at June 30, 2023 to 17 at June 30, 2024, primarily due to the closure of 41 salons. See Note 15 to the Consolidated Financial Statements. Salons are located in leased space in strip center locations, malls or Walmart.
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, the Company received Canadian rent relief, Canadian wage relief and a grant from the state of North Carolina. In fiscal years 2024, 2023, and 2022, the Company received the following assistance:

		Fiscal Years
		2024	2023	2022

	Financial Statement Caption	(Dollars in thousands)
Canadian rent relief	Rent	$—	$—	$1,235
Canadian wage relief	Company-owned salon expense	—	—	1,966
North Carolina COVID-19 grant	Other, net	—	1,106	—
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
Variable Interest Entities:
The Company has interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE. As of June 30, 2024, the Company has no VIE's where the Company is the primary beneficiary.
The Company previously held an investment in Empire Education Group, Inc. (EEG). On May 2, 2024, the Company sold its interest in EEG to the other shareholder. The sale did not have a significant impact on the Company's operations or financial position. When the Company held a majority ownership interest in EEG it was a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education. As a co-signatory to the Title IV program participation agreements, the Department of Education could hold the Company responsible for EEG's Title IV program liabilities. In connection with the sale, Regis is no longer a co-signatory to the Title IV program participation agreements of the EEG schools with the Department of Education.

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
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2024, and 2023.
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

	June 30,
	2024	2023

	(Dollars in thousands)
Cash and cash equivalents	$10,066	$9,508
Restricted cash, included in other current assets (1)	19,246	11,888
Total cash, cash equivalents and restricted cash	$29,312	$21,396
_______________________________________________________________________________
(1)The increase in restricted cash in fiscal year 2024 is related to temporarily cash collateralizing the letters of credit as the Company transitioned to the new lender.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Credit Losses:
The receivable balance on the Company's Consolidated Balance Sheets primarily includes accounts and notes receivable from franchisees, credit card receivables and receivables related to salons sold to franchisees. The balance is presented net of an allowance for credit losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for credit losses is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2024, and 2023, the allowance for credit losses was $6.2 million and $7.3 million, respectively. The allowance for credit losses decreased in fiscal year 2024 due to the write-off of past due receivables previously reserved for related to underperforming franchise salons. See Note 2 to the Consolidated Financial Statements.
Inventories:
Inventories of finished goods consist principally of hair care products for retail product sales. A portion of inventories are also used for salon services consisting of hair color, hair care products including shampoo and conditioner and hair care treatments including permanents, neutralizers, and relaxers. Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its two distribution centers in fiscal year 2022 and previously stored inventory at a third-party facility through the second of quarter fiscal year 2024. To facilitate the exit of the distribution centers, the Company sold inventory at discounts. Additionally, the reduction in company-owned salons decreased the Company's ability to redistribute inventory from closed locations to other salons to be sold or used. The inventory valuation reserve as of June 30, 2024, and 2023 was $0.3 million and $1.5 million, respectively. As of June 30, 2023, the Company had inventory related to discontinued operations of $1.2 million, offset by a reserve of $1.2 million. See Note 3 to the Consolidated Financial Statements. During fiscal year 2023, the Company recorded a total inventory reserve charge of $1.2 million, which was recorded in inventory reserve in the Consolidated Statements of Operations. During fiscal year 2022, the Company recorded a total inventory reserve charge of $10.5 million, of which $7.7 million and $2.8 million were recorded in inventory reserve and company-owned salon expense, respectively, in the Consolidated Statements of Operations. Inventory of $0.8 million and $1.7 million as of June 30, 2024 and June 30, 2023, respectively, is included in Current Assets, see Note 4 to the Consolidated Financial Statements.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 10 years or lease life for improvements and three to 10 years or lease life for equipment, furniture, and software). Depreciation expense was $3.7 million, $7.4 million, and $5.8 million in fiscal years 2024, 2023, and 2022, respectively. Depreciation expense for fiscal years 2024, 2023, and 2022 includes $0.5 million, $0.5 million, and $1.0 million of asset retirement obligations, respectively, which are cash expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2024, 2023, and 2022 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the ROU asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2024.
During fiscal years 2024, 2023, and 2022, the Company recognized long-lived asset impairment charges of $0.8 million, $0.1 million, and $0.5 million, respectively, related to ROU assets on the Consolidated Statements of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As of June 30, 2024, and 2023, the franchise reporting unit had $173.1 million and $173.8 million, respectively, of goodwill and the company-owned reporting unit had no goodwill for both periods. See Note 5 to the Consolidated Financial Statements for changes to the goodwill balance. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2024
The Company determined a triggering event occurred related to a decrease in the Company's stock price, resulting in a quantitative impairment test performed over goodwill. Accordingly, the Company engaged a third-party valuation specialist to perform an impairment analysis on the franchise reporting unit of the business as of November 30, 2023. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the franchise reporting unit. The discounted cash flows model reflects management's assumptions regarding discount rates, revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. These assumptions are inherently uncertain. An increase in the discount rate or a decrease in revenue growth rate or market trends would have a negative impact on the fair value of the reporting unit which could be material. As a result of the impairment testing, the franchise reporting unit was determined to have a fair value in excess of its carrying value, resulting in no goodwill impairment charge.
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
Self-Insurance Accruals:
The Company uses a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability, and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the Consolidated Balance Sheets date.
The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors, and severity factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2024, 2023, and 2022, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $0.9 million, $1.4 million, and $0.5 million, respectively. The Company updates loss projections bi-annually and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2024, the Company had $1.7 million and $4.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2023, the Company had $3.6 million and $7.3 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.
Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, fees, product sales to franchisees, and advertising fund fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2 to the Consolidated Financial Statements. Product sales by the Company to its franchisees are recorded at the time product is delivered to franchise locations. Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for merchandise.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Costs:
In fiscal year 2022, the Company exited its two distribution centers and changed the wholesale product distribution model in favor of a third-party distribution model, reducing the cost in fiscal years 2022 and 2023. Beginning in the second half of fiscal year 2022, the Company began storing inventory at a third-party facility. Prior to closing the distribution centers in fiscal year 2022, the Company incurred costs to store, move, and ship product from the Company's distribution centers to salons. Distribution costs related to product shipped to company-owned locations are included in company-owned salon expenses in the Consolidated Statements of Operations. Distribution costs, including distribution center overhead, related to shipping product to franchise locations totaled $2.3 million during fiscal year 2022, and are included in general and administrative in the Consolidated Statements of Operations. There were no such charges during fiscal years 2024 or 2023.
Advertising and Advertising Funds:
Advertising costs consist of the Company's corporate funded advertising costs, the Company's advertising fund contributions, and franchisee's advertising fund contributions. Corporate funded advertising costs are expensed as incurred. The Company has various franchising programs supporting specific franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. All salons are required to participate in the advertising funds for the same salon concept. The Company administers the advertising funds in accordance with franchise operating and other agreements. Advertising fund contributions are expensed when the contribution is made.
The Company's advertising costs included in the Consolidated Statements of Operations consist of the following:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Advertising fund contributions from franchisees	$25,663	$31,747	$32,573
Advertising fund contributions from company-owned salons (1)	70	105	154
Corporate funded advertising costs (1) (2)	(28)	264	671
Total advertising costs	$25,705	$32,116	$33,398
_____________________________________________________________________________
(1)Included in general and administrative in the Consolidated Statements of Operations.
(2)Corporate funded advertising costs for fiscal year 2024 relates to a credit received.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheets. As of June 30, 2024, and 2023, approximately $8.8 million and $11.1 million, respectively, representing the advertising funds' assets and liabilities, were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheets.

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
Interest Expense:
During fiscal years 2023 and 2024, the Company’s credit agreement had variable interest rates over the term of the debt. Accordingly, interest expense was recorded using a weighted average effective interest rate by estimating total future cash flows related to the debt to determine interest expense. The estimated cash flows included the margin rate, PIK interest, SOFR interest, and tenor fee applied to the forecasted outstanding debt balance in each future period. The significant assumptions used in the estimate were future SOFR rates and expected debt balance, as well as the length of time the debt would be outstanding. Management applied the weighted average rate to the debt balance to record interest expense for the period. Due to the interest rate increases over the debt term, the Company recorded more interest expense than interest paid in cash in fiscal years 2023 and 2024.

On June 24, 2024, Regis entered into a new credit agreement with a variable interest rate based on SOFR plus margin. The margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The margin applicable to any letter of credit is 5.25% and paid currently in cash. See additional discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Gain on Extinguishment of Long-Term Debt, Net
In June 2024, the Company recorded a gain of $94.6 million related to the extinguishment of long-term debt. Additionally, the net gain includes the write off of paid-in-kind interest accruals and the write off of unamortized debt financing fees.

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
The Company has a valuation allowance on its deferred tax assets of $181.8 million and $202.2 million at June 30, 2024 and 2023, respectively. The decline in fiscal year 2024 is primarily due to utilization of its U.S. net operating loss and a reduction to the corresponding valuation allowance. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make necessary adjustments to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income (Loss) Per Share:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock awards. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities, including warrants issued in connection with the June 2024 credit agreement. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share.
Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income (loss), foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity (deficit).
Foreign Currency Translation:
The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Consolidated Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity (deficit). Consolidated Statements of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2024, 2023, and 2022, the Company recorded foreign currency losses of $0.5 million, $0.3 million, and $0.6 million in income (loss) from continuing operations, respectively, in the Consolidated Financial Statements.
Accounting Standards Recently Adopted by the Company:
On July 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and for interim periods in fiscal years beginning after December 15, 2024. We do not expect the adoption of this pronouncement to impact our consolidated financial statements beyond the expansion of our reportable segment disclosures.

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
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized based on gift card balances with no activity over a 36-month basis. In the fourth quarter of fiscal year 2024, the Company revised its estimate related to the gift card breakage and recognized $1.3 million of non-cash gift card revenue. Product sales to franchisees are recorded at the time product is delivered to the franchisee.
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2024	June 30, 2023	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$6,887	$5,683	Receivable, net
Broker fees	9,369	12,471	Other assets

Deferred revenue:
Current
Gift card liability	$366	$1,823	Accrued expenses
Deferred franchise fees open salons	4,738	5,325	Accrued expenses
Total current deferred revenue	$5,104	$7,148
Non-current
Deferred franchise fees unopened salons	$1,783	$2,312	Other non-current liabilities
Deferred franchise fees open salons	14,972	20,839	Other non-current liabilities
Total non-current deferred revenue	$16,755	$23,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables relate primarily to payments due for royalties, advertising fees, rent, franchise product sales, and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected losses (i.e., doubtful accounts), related to receivables from franchisees. Management estimates the allowance based on the age of the receivable and creditworthiness of the franchisee. The following table is a rollforward of the allowance for credit losses for the periods indicated:

	Fiscal Years
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$7,297	$6,559
	538	608
Provision for franchisee rent (2)	1,538	1,358
Reclass of accrued rent (3)	—	325
Recoveries	47	—
Other	(75)	106
Write-offs	(3,118)	(1,659)
Balance at end of period	$6,227	$7,297
_____________________________________________________________________________
(1)The provision for credit losses is recognized as general and administrative expense in the Consolidated Statements of Operations.
(2)The provision for franchisee rent is recognized as rent in the Consolidated Statements of Operations.
(3)The amounts billed in fiscal year 2023 and the related accrual were reclassified to allowance for credit losses.
Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Fiscal Years
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$12,471	$15,592
Amortization	(2,749)	(3,100)
Write-offs	(353)	(21)
Balance at end of period	$9,369	$12,471
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for fiscal years 2024, 2023, and 2022 was $6.5 million, $6.7 million, and $6.5 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2024, is as follows (in thousands):

2025	$4,738
2026	4,254
2027	3,795
2028	3,131
2029	2,360
Thereafter	1,432
Total	$19,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     DISCONTINUED OPERATIONS
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. The Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. In fiscal year 2024, the Company received an additional $2.0 million of proceeds that had been previously held back for general indemnity provisions. In fiscal year 2025, the Company expects to receive additional proceeds related to salon migration to the Zenoti platform. As a result of the sale, the Company classified the OSP business, which had been included in the Company's franchise segment, as discontinued operations in the financial statements for all years presented.
The following summarizes the results of discontinued operations for the periods presented:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Discontinued operations:
Fees	$—	$(226)	$3,811
Cost of product sales to franchisees	—	—	(1,037)
General and administrative	—	(27)	(3,517)
Rent	—	(351)	(194)
Depreciation and amortization	—	—	(1,322)
Goodwill impairment (1)	—	—	(2,880)
Interest expense	—	—	(715)
Gain (loss) from sale of OSP	1,993	4,562	(36,143)
Income (loss) from discontinued operations, before taxes	1,993	3,958	(41,997)
Income tax benefit from discontinued operations (2)	—	—	2,599
Income (loss) from discontinued operations, net of tax	$1,993	$3,958	$(39,398)
_______________________________________________________________________________
(1)Goodwill impairment included in discontinued operations represents the portion of impairment allocated to the OSP business based on relative fair value.
(2)Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. There was no tax impact in fiscal years 2024 or 2023 due to a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company exited its office space in Fremont, California, but remains liable for lease payments through September 2024. The related liability is included in accrued expenses as of June 30, 2024, in the Consolidated Balance Sheets.
The following summarizes the gain (loss) from the sale of OSP for the periods presented:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Cash proceeds	$2,000	$5,000	$13,000
Goodwill derecognition	—	—	(38,358)
Software write-off (1)	—	(64)	(8,408)
Hardware write-down (2)	—	(367)	(1,825)
Other, net, including professional fees	(7)	(7)	(552)
Gain (loss) from sale of OSP	$1,993	$4,562	$(36,143)
_______________________________________________________________________________
(1)Write-off of internally developed capitalized software.
(2)Prior to the sale, hardware used to run OSP was sold to franchisees. As a result of the sale, the Company wrote-down the value of the hardware to its net realizable value and the charge is included in the gain (loss) on the sale of OSP.
The following summarizes capital expenditures related to discontinued operations for the periods presented:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Capital expenditures	$—	$—	$1,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2024	2023

	(Dollars in thousands)
Other current assets:
Prepaid assets	$684	$1,510
Restricted cash	19,246	11,888
Inventory	818	1,681
Other	1,802	1,766
Total other current assets	$22,550	$16,845

Property and equipment:
Buildings and improvements	$2,374	$4,594
Equipment, furniture, and leasehold improvements	5,574	10,126
Internal use software	19,695	20,722
Total property and equipment	27,643	35,442
Less accumulated depreciation and amortization	(23,979)	(29,020)
Total property and equipment, net	$3,664	$6,422

Accrued expenses:
Payroll and payroll related costs	$4,611	$4,179
Insurance	1,733	3,777
Interest expense	239	4,124
Rent and related real estate costs	3,237	5,968
Deferred revenue	5,104	7,148
Other	6,720	4,913
Total accrued expenses	$21,644	$30,109

Other non-current liabilities:
Deferred income taxes	$11,402	$10,936
Insurance	4,654	7,291
Deferred benefits	5,612	5,975
Deferred franchise fees	16,755	23,151
Other	1,616	1,688
Total other non-current liabilities	$40,039	$49,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2024				2023
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	36	$5,142	$(3,371)	$1,771	36	$5,290	$(3,312)	$1,978
Franchise agreements	20	7,391	(6,774)	617	20	7,565	(6,809)	756
Other	20	280	(241)	39	20	289	(240)	49
Total	26	$12,813	$(10,386)	$2,427	26	$13,144	$(10,361)	$2,783
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
Total amortization expense related to intangible assets during fiscal years 2024, 2023, and 2022 was approximately $0.3 million, $0.3 million, and $0.4 million, respectively. As of June 30, 2024, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2025	$284
2026	284
2027	284
2028	161
2029	150
Thereafter	1,264
Total	$2,427
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Cash paid (received) for:
Interest	$18,978	$15,457	$11,786
Taxes and penalties, net (1)	(893)	265	(1,400)
Non-cash investing activities:
Unpaid capital expenditures	8	25	35
_______________________________________________________________________________
(1)The Company also received a $1.1 million COVID-19 relief grant from the State of North Carolina in fiscal year 2023. The grant is included in other, net on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2024			2023

	Gross Carrying Value (1)	Accumulated Impairment	Net	Gross Carrying Value (1)	Accumulated Impairment	Net

	(Dollars in thousands)
Goodwill	$303,410	$(130,264)	$173,146	$304,055	$(130,264)	$173,791
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill related to the franchise reporting unit:

	Fiscal Years
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$173,791	$174,360
Translation rate adjustments	(645)	(569)
Balance at end of period	$173,146	$173,791

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

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Office and warehouse rent	$3,075	$3,594	$4,575
Lease termination expense (1)	101	1,627	1,835
Lease liability benefit (2)	(326)	(1,773)	(3,620)
Franchise salon rent	596	2,109	1,695
Company-owned salon rent	2,079	3,639	4,872
Total	$5,525	$9,196	$9,357
_______________________________________________________________________________
(1)During fiscal years 2024 and 2023, the Company incurred costs of $0.1 million and $1.6 million, respectively, to exit salons before the lease end date in order to relieve the company of future lease obligations. During fiscal year 2022, lease termination expense includes $0.9 million to exit the Company's distribution centers before the lease end dates and $0.9 million to exit salons before the lease end dates in order to relieve the Company of future lease obligations.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statements of Operations. In fiscal years 2024, 2023, and 2022, franchise rental income and franchise rent expense were $95.3 million, $111.4 million, and $130.8 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 5.05 years and 5.52 years, and the weighted average discount rate was 5.13% and 4.55% for all salon operating leases as of June 30, 2024, and 2023, respectively.

As of June 30, 2024, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-Owned Salons	Corporate Leases	Total Operating Lease Commitments	Sublease Income to be Received from Franchisees	Net Rent Commitments

2025	$80,426	$671	$1,334	$82,431	$(80,426)	$2,005
2026	67,589	498	1,367	69,454	(67,589)	1,865
2027	57,706	295	1,401	59,402	(57,706)	1,696
2028	48,295	286	1,436	50,017	(48,295)	1,722
2029	37,723	126	1,472	39,321	(37,723)	1,598
Thereafter	37,537	12	1,509	39,058	(37,537)	1,522
Total future obligations	$329,276	$1,888	$8,519	$339,683	$(329,276)	$10,408
Less amounts representing interest	38,764	199	986	39,949
Present value of lease liabilities	$290,512	$1,689	$7,533	$299,734
Less current lease liabilities	67,494	588	1,045	69,127
Long-term lease liabilities	$223,018	$1,101	$6,488	$230,607
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1)	$48,747	$57,598	$74,507
Right of use assets obtained in exchange for new lease liabilities	235	458	2,011
_______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2024, and 2023, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt, and accounts payable approximated their carrying values.
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
The following impairment charges were based on fair values using Level 3 inputs (1):

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Goodwill impairment	$—	$—	$16,000
Long-lived asset impairment	798	101	542
_______________________________________________________________________________
(1)See Notes 1 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's financing arrangements consist of the following:

	Twelve months ended		June 30,
	2024	2023	2024	2023

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	9.68%	9.54%	$105,000	$172,268
Deferred financing fees			(14,244)	(6,471)
Term loan, net			90,756	165,797
Revolving credit facility (1)	9.68%	9.54%	10,237	10,000
Paid-in-kind interest			53	1,033
Fair value of warrants issued to lenders (Note 14)			(1,501)	—
Total long-term debt, net			$99,545	$176,830
_______________________________________________________________________________
(1)June 30, 2023, term loan and revolving credit facility had a maturity date of August 31, 2025.
(2)June 30, 2024, term loan and revolving credit facility matures on June 24, 2029.

In June 2024, the Company entered into a new credit agreement (the “2024 Credit Agreement”). The 2024 Credit Agreement includes a $105.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant and is set to expire June 2029. The Company incurred $14.2 million of refinancing fees (including $3.9 million of Original Issue Discount fee) that will be amortized on a straight-line basis over the term of the agreement. The 2024 Credit Agreement is considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off upon the signing date of the 2024 Credit Agreement. As of June 30, 2024, the unused available credit under the revolving credit facility was $9.8 million and the Company's total liquidity was $19.9 million. In connection with the transition of the letters of credit, the available liquidity is reduced by $5.0 million dollars at June 30, 2024. As of June 30, 2024, the Company had cash and cash equivalents of $10.1 million. The $10.2 million drawn on the credit facility at June 30, 2024 related to restricted cash temporarily collateralizing letters of credit as the Company transitioned to the new lender. See Note 16 for subsequent event related to letters of credit, cash collateralization, and revolver availability.

The interest rate on the 2024 Credit Agreement is based on secured overnight financing rate (SOFR) plus margin. The margin applicable to 2024 Credit Agreement is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00 the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.5% per annum. The margin applicable to any letter of credit is 5.25%, and paid currently in cash.

The previous credit agreement utilized an interest rate margin that was subject to annual increases. The margin applicable to term SOFR loans was 3.875% through March 27, 2023. Effective March 27, 2023, the margin increased to 6.25%, of which 4.25% was paid currently in cash and 2.00% was PIK interest (added to the principal balance and thereafter accruing interest). Effective March 27, 2024, the margin increased to 7.25%, of which 4.25% was paid currently in cash and 3.00% was PIK interest. The margin previously applicable to base rate loans will be 100 basis points (1.00%) less than the margin applicable to term SOFR loans. Interest expense is recorded based on a weighted average effective interest rate method. The significant assumptions used in the weighted average estimate are the future SOFR rates and debt balance, as well as the length of time the debt will be outstanding. Due to the interest rate increasing over the debt term, the Company recorded more interest expense than interest paid in cash in fiscal years 2024 and 2023.

The agreement contains typical provisions and financial covenants regarding maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. See Note 14 for additional details. The Company was in compliance with its covenants and other requirements of the financing arrangements as of June 30, 2024. The Company's assets serve as collateral to the new credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     COMMITMENTS AND CONTINGENCIES
Contingencies:
As of June 30, 2024, the Company was self-insured for most workers' compensation, employment practice liability, and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis. Beginning in fiscal year 2024, the Company transitioned to a third-party guaranteed cost insurance plan for workers' compensation and general liability claims.
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
During fiscal year 2024, the Company recorded $0.2 million of expense related to litigation and paid $0.2 million in fees related to settlements of claims. Legal costs are expensed as incurred. During fiscal year 2023, the Company recorded $1.0 million of expense related to litigation and paid $1.5 million in fees related to settlements of claims.

The Company's previous point-of-sale system supplier had challenged the development of certain parts of the Company's technology systems in litigation brought in the Northern District of California. The Company and the supplier entered into an agreement, effective June 25, 2021, that provided for the dismissal of the lawsuit and set forth a Transition Services Agreement pursuant to which the supplier will assist in the transfer of franchise salons from its point-of-sale system to the Company's salon management system, OSP. The Company and the supplier entered into an amendment to the Settlement Agreement, effective June 15, 2022, in which the Company agreed to pay $2.0 million to the supplier in installments commencing on June 15, 2022, and ending on December 10, 2022, in consideration of a release of claims arising out of or related to the Transition Services Agreement and for the supplier to continue to provide the services set forth in that agreement. As of June 30, 2024, the Company has made all payments under the agreement.
Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Income (loss) before income taxes
U.S.	$91,279	$(10,204)	$(41,231)
International	(1,343)	(1,794)	(3,211)
	$89,936	$(11,998)	$(44,442)
The provision (benefit) for income taxes consists of:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
Current:
U.S.	$427	$(219)	$(535)
International	(77)	(428)	(425)
Deferred:
U.S.	531	(270)	3,130
International	(12)	262	(153)
	$869	$(655)	$2,017
The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income (loss) from continuing operations before income taxes, as a result of the following:

	Fiscal Years
	2024	2023	2022

U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.3	(2.7)	1.4
Valuation allowance (1)	(21.9)	(12.9)	(6.6)
Foreign income taxes at other than U.S. rates	(0.2)	(0.2)	3.0
Uncertain tax positions	(0.1)	6.7	(17.9)
Stock-based compensation	0.2	(2.7)	(2.8)
Deferred tax rate remeasurement	—	(3.6)	—
Other, net (2)	(0.3)	(0.1)	(2.6)
Effective tax rate	1.0%	5.5%	(4.5)%
_______________________________________________________________________________
(1)The change in valuation allowance for fiscal year 2024 primarily relates to the utilization of federal and state net operating losses used to offset taxable income generated from the extinguishment of long-term debt.
(2)The (0.3)% of other, net in fiscal year 2024 does not include the rate impact of any items in excess of 5% of computed tax. The (0.1)% of other, net in fiscal year 2023 includes the rate impact of the federal provision to return true-up, tax attribute expirations and miscellaneous items of 1.3%, (1.1)%, and (0.3)%, respectively. The (2.6)% of other, net in fiscal year 2022 includes the rate impact of the federal provision to return true-up and miscellaneous items of (2.0)% and (0.6)%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2024	2023

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$5,422	$5,041
Net operating loss carryforwards (1)	138,691	154,514
Tax credit carryforwards	37,647	37,515
Capital loss carryforwards	5,879	5,845
Deferred franchise fees	5,301	7,018
Operating lease liabilities	74,409	92,666
Interest expense carryforward	8,200	10,193
Other (2)	6,346	8,633
Subtotal	281,895	321,425
Valuation allowance	(181,759)	(202,185)
Total deferred tax assets	$100,136	$119,240

Deferred tax liabilities:
Goodwill and intangibles	$(35,509)	$(35,001)
Operating lease assets	(73,809)	(91,921)
Other	(2,220)	(3,254)
Total deferred tax liabilities	(111,538)	(130,176)
Net deferred tax liability	$(11,402)	$(10,936)
_______________________________________________________________________________
(1)The decline in fiscal year 2024 is a result of US net operating loss utilization, primarily due to taxable income generated from the extinguishment of long-term debt.

(2)The $6.3 million of Other in fiscal year 2024 includes $3.0 million of deferred tax assets with a corresponding valuation allowance of the same amount related to discontinued operations. The $8.6 million of Other in fiscal year 2023 includes $3.4 million of deferred tax assets with a corresponding valuation allowance of the same amount related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At June 30, 2024, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $102.9 million, $27.1 million, $8.5 million and $0.2 million, respectively. The Company's federal loss carryforward consists of $12.3 million that will expire in fiscal year 2038 and $90.6 million that has no expiration. The state loss carryforwards consist of $23.5 million that will expire from fiscal years 2025 to 2044 and $3.6 million that has no expiration. The federal and state loss carryforwards reported in the financial statements are reduced for uncertain tax positions by $17.6 million and $2.6 million, respectively. The Canada loss carryforward will expire from fiscal years 2036 to 2044. The U.K. loss carryforward has no expiration.

The Company's tax credit carryforward of $37.6 million primarily consists of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2044.
The Company's capital loss carryforward of $5.9 million will expire in fiscal year 2025.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.1 million of undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, and the U.K., as well as states, cities, and provinces within these jurisdictions. With limited exceptions, due to net operating loss carryforwards, the Company's federal, state, and foreign tax returns are open to examination for all years since 2014, 2013, and 2016, respectively.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$21,393	$22,173
Additions based on tax positions related to the current year	3	10
Additions (reductions) based on tax positions of prior years	12	(663)
Reductions on tax positions related to the expiration of the statute of limitations	(176)	(127)
Balance at end of period	$21,232	$21,393
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $0.7 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. The Company recorded interest and penalties of approximately $0.1 million, $0.1 million, and $0.2 million, as reductions to the accrual, net of the respective reversal of previously accrued interest and penalties during fiscal years 2024, 2023, and 2022, respectively. As of June 30, 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.6 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $14.0 million or when 0.2 million shares registered under the SEC for issuance under the plan have been purchased. As of June 30, 2024, the Company's cumulative contributions to the ESPP totaled $11.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended, and the benefits were frozen.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheets:

	June 30,
	2024	2023

	(Dollars in thousands)
Current portion (included in accrued expenses)	$317	$314
Long-term portion (included in other non-current liabilities)	1,793	2,013
Total	$2,110	$2,327
The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.6 million and $0.7 million at June 30, 2024 and 2023, respectively.
Additionally, the Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expense on the Consolidated Statements of Operations totaled $0.6 million, $0.6 million, and $0.5 million for fiscal years 2024, 2023, and 2022, respectively. The fair value of the related obligations totaled $2.3 million and $2.3 million at June 30, 2024, and 2023, respectively, with $0.6 million and $0.6 million within accrued expenses at June 30, 2024, and 2023, respectively, and the remainder included in other non-current liabilities on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.     EARNINGS PER SHARE
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), outstanding stock appreciation rights (SARs), restricted stock units (RSUs), and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans and warrants issued in connection with the June 2024 refinancing. Stock-based awards and warrants with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share.
For fiscal years 2023 and 2022, 24,636 and 30,425 common stock equivalents of dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to net loss from continuing operations.
The computation of weighted average shares outstanding, assuming dilution, excluded the following stock-based awards as they were not dilutive under the treasury stock method:

	Fiscal Years
	2024	2023	2022

Equity-based compensation awards	216,929	197,797	113,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the 2018 Long Term Incentive Plan (the 2018 Plan). The 2018 Plan, which was approved by the Company's shareholders at its 2018 Annual Meeting of Shareholders, provides for the granting of nonqualified SOs, equity-based SARs and cash-settled SARs, RSUs and PSUs, to employees and non-employee directors of the Company. Under the 2018 Plan, a maximum of 190,945 shares are approved for issuance. The 2018 Plan incorporates a fungible share design, under which full value awards (such as RSUs and PSUs) count against the shares reserved for issuance at a rate 2.0 times higher than appreciation awards (such as SARs and SOs). As of June 30, 2024, a maximum of 51,366 shares were available for grant under the 2018 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted under the 2018 Plan generally include various acceleration terms, including upon retirement for participants aged 62 years or older or who are aged 55 years or older and have 15 years of continuous service.
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
Under the 2018 Plan, 2016 Plan, and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant. The fair value of cash-settled SARs granted in fiscal year 2022 are re-valued on a quarterly basis.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2024, 2023, and 2022 were as follows (1):

	Fiscal Years
	2024	2023	2022

SARs	$—	$30.40	$51.20
SOs	—	28.60	36.40
RSUs	21.20	—	53.80
_______________________________________________________________________________
(1)The fair value of cash-settled SARs granted are estimated on the date of grant using a Black-Scholes valuation model, with the fair value recalculated on a quarterly basis. The fair value of market-based SOs granted are estimated on the date of grant using a Black-Scholes valuation model. The fair value of market-based RSUs granted are estimated on the date of grant using the closing stock price on the date of grant.
The significant assumptions used in determining the estimated fair value of the market-based awards granted during fiscal years 2024, 2023, and 2022 were as follows:

Fiscal Years
	2024	2023	2022

Risk-free interest rate	3.88 - 4.32%	3.08 - 4.30%	1.25 - 3.04%
Expected volatility	89.2 - 104.8%	69.5 - 82.6%	58.3 - 64.5%
Expected dividend yield	—%	—%	—%
Expected term of stock-based awards	5.8 - 6.7 years	6.0 - 7.9 years	6.1 - 7.7 years
The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the market-based SARs, SOs, and RSUs granted. Expected volatility is established based on historical volatility of the Company's stock price. The Company uses historical data to estimate pre-vesting forfeiture rates. The expected term is based on a review of historical exercise experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)
SARs (1)	$(63)	$238	$49
SOs (2)	1,070	1,114	(290)
RSUs	551	964	1,575
Total stock-based compensation expense (recorded in general and administrative)	1,558	2,316	1,334
Less: Income tax benefit (3)	—	—	—
Total stock-based compensation expense, net of tax	$1,558	$2,316	$1,334
_______________________________________________________________________________
(1)The credit balance in fiscal year 2024 is due to adjustments made for quarterly revaluations resulting from a decrease in stock price during the year.
(2)A benefit was recognized in fiscal year 2022 due to forfeiture of SOs.
(3)Federal statutory income tax rate utilized of 0% due to a valuation allowance in fiscal years 2024, 2023, and 2022.
Stock Appreciation Rights:
SARs granted under the 2018 Plan, 2016 Plan, and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. SARs granted in fiscal year 2024 were awarded to the Company's executives and are liability-classified awards that vest ratably over a three-year period and are revalued each reporting period. SARs granted prior to fiscal year 2023 vest 20%, 20%, and 60% over a three-year period or vest ratably over a three-year period, with the exception of the April 2017 grant to the former Chief Executive Officer, which vested in full after two years.
Activity for all the Company's outstanding SARs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs

Outstanding balance at June 30, 2023	105	$129.00
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding balance at June 30, 2024	105	$129.00	5.37	$(11,144)
Exercisable at June 30, 2024	70	$172.00	4.18	$(10,456)
Unvested awards, net of estimated forfeitures	32	$41.32	7.79	$(587)
As of June 30, 2024, there was $0.1 million of unrecognized expense related to SARs that is to be recognized over a weighted average period of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options:
SOs granted under the 2018 Plan, 2016 Plan, and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. The SOs granted during fiscal year 2024 were awarded to the Company's executives and vest ratably over a three-year period and SOs granted to non-employee directors vest in equal amounts over a one-year period from the Company's previous annual shareholder meeting date and exercises are deferred until the director's board service ends.
Activity for all the Company's outstanding SOs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SOs

Outstanding balance at June 30, 2023	150	$32.27
Forfeited/Expired	(1)	30.40
Outstanding balance at June 30, 2024	149	$32.29	7.95	$(1,385)
Exercisable at June 30, 2024	76	$30.68	8.03	$(584)
Unvested awards, net of estimated forfeitures	65	$34.33	7.86	$(737)
As of June 30, 2024, there was $0.6 million of unrecognized expense related to SOs that is to be recognized over a weighted average period of one year.
Restricted Stock Units:
RSUs granted to employees under the 2018 Plan, 2016 Plan, and 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date, vest ratably over a one to five-year period on each of the annual grant date anniversaries or vest entirely after a one, three, or five-year period subsequent to the grant date. RSUs granted to non-employee directors under the 2018 Plan, 2016 Plan, and 2004 Plan generally vest in equal monthly amounts over a one-year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2023	39	$126.83
Granted	13	21.20
Forfeited	(1)	22.65
Vested	(3)	110.97
Outstanding balance at June 30, 2024	48	$101.48	$1,104
Vested at June 30, 2024	27	$144.65	$621
Unvested awards, net of estimated forfeitures	16	$52.25	$368
As of June 30, 2024, there was $0.3 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 1.7 years. The fair value of the shares vested was $0.3 million, $0.5 million and $5.8 million in fiscal years 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SHAREHOLDERS' EQUITY (DEFICIT)
Authorized Shares and Designation of Preferred Class:
The Company has 5.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Stock Warrants Issues in Connection with Long-Term Debt:
In connection with the new credit agreement, the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of the Company’s common stock, par value $0.05 per share, at an exercise price equal to $7.00 per share. The warrants are exercisable for a seven-year period beginning June 24, 2024. The warrants may also be exercised on a cashless basis under certain circumstances under the agreement.
In addition, in connection with the issuance of the warrants, the Company has granted an exemption in favor of each holder pursuant to Section 36 of the Tax Benefits Preservation Plan, dated January 29, 2024, among the Company and Equiniti Trust Company, LLC (the “Plan”), such that neither Holder was deemed to be an “Acquiring Person” (as defined in the Plan) solely in connection with (i) the issuance of the warrants nor (ii) the acquisition of beneficial ownership of securities of the Company pursuant to the exercise of the warrants.
The warrants and the shares of common stock issuable upon the exercise of such warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold absent registration or an applicable exemption from the registration requirements of the Securities Act. Based in part upon the representations of each holder in each warrant, the offering and sale of each warrant is exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
The warrants were valued at $1.5 million using a relative fair value method, and were accounted for through additional paid-in capital. Further, the related financing fees incurred as a result of warrant issuance is recorded through a contra-equity account, and amounts to $0.2 million.
Prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. As of June 30, 2024 the Company has no intentions on exercising this call provision. The Company will reassess this intention on a quarterly basis.
Share Issuance Program:
In February 2021, the Company filed a $150.0 million shelf registration and $50.0 million prospectus supplement with the Securities and Exchange Commission under which it had the ability to offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. In fiscal year 2022, 464,781 shares were issued for $38.4 million under the prospectus. During fiscal years 2023 and 2024, the Company did not issue any shares under this prospectus. The share issuance program expired on February 10, 2024.
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. As of June 30, 2024, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2024	2023

	(Dollars in thousands)
Foreign currency translation	$7,963	$8,284
Unrealized gain on deferred compensation contracts	621	739
Accumulated other comprehensive income	$8,584	$9,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     SEGMENT INFORMATION
Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented on the same basis that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In the second quarter of fiscal year 2023, the Company revised its internal reporting such that the Chief Operating Decision Maker's (CODM) primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. The Company's CODM does not evaluate reportable segments using assets and capital expenditure information. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include distribution center wind down fees, inventory reserve, one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs, goodwill and long-lived asset impairment charges, and the benefit from the Company's debt refinancing. Figures for prior reporting periods have been restated to conform to the current period.
The Franchise reportable operating segment is comprised of 4,391 franchise salons located mainly in strip center locations and Walmart. Franchise salons offer high quality, convenient and value priced hair care and beauty services and retail products. This segment operates primarily in the U.S., Puerto Rico, and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters, and Magicuts concepts.
The company-owned salons reportable operating segment is comprised of 17 company-owned salons located mainly in strip center locations and Walmart. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the U.S. and Canada are generally within the company-owned salons segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2024	2023	2022

	(Dollars in thousands)

Revenues:
Franchise	$195,659	$223,237	$255,762
Company-owned	7,323	10,089	20,205
Total revenue	202,982	233,326	275,967

Segment adjusted EBITDA:
Franchise	26,257	22,799	7,730
Company-owned	(323)	(1,789)	(9,529)
Total	25,934	21,010	(1,799)
Unallocated benefits (expenses)	94,138	(3,050)	(9,843)
Depreciation and amortization	(3,945)	(7,716)	(6,224)
Long-lived asset impairment	(798)	(101)	(542)
Goodwill impairment	—	—	(13,120)
Interest expense	(25,393)	(22,141)	(12,914)
Income tax (expense) benefit	(869)	655	(2,017)
Income (loss) from discontinued operations	1,993	3,958	(39,398)
Total net income (loss)	$91,060	$(7,385)	$(85,857)
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2024		2023		2022
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$183,465	$3,663	$211,429	$6,410	$249,285	$12,808
Other countries	19,517	1	21,897	12	26,682	27
Total	$202,982	$3,664	$233,326	$6,422	$275,967	$12,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     SUBSEQUENT EVENTS:
Workforce Reduction:
In August 2024, the Company executed a workforce reduction. As a result of the workforce reduction, the Company expects to incur lower salary and wage related expenses, partially offset by severance expense and investments back into the business. We are unable to estimate the net impact of workforce reduction, severance expense and related investments into the business.
Revolving Credit Facility/Restricted Cash:

As the Company transitioned to its new lender in June 2024, the Company temporarily drew $10.2 million on the revolving credit facility to cash collateralize its outstanding letters of credit issued by the Company’s former lenders. This cash is included in restricted cash as of June 30, 2024. Subsequent to June 30, 2024, under the 2024 Credit Agreement, the Company issued letters of credit in the amount of $9.25 million and paid down the revolving credit facility by $5.8 million and restricted cash was reduced accordingly. As of August 23, 2024, the Company's current revolver availability is $15.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal control over financial reporting was effective as of June 30, 2024, based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On August 23, 2024, the Compensation Committee of the Board of Directors approved a special cash performance bonus for Matthew Doctor, the Company’s President and Chief Executive Officer, in the amount of $532,500 in recognition of his contributions to the Company’s debt refinancing.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information regarding the directors of the Company will be set forth in the section titled "Election of Directors" of the Company's 2024 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers of the Registrant" in Item 1 of this Annual Report on this Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well as nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth under the heading titled "Communications with the Board" of the Company's 2024 Proxy Statement and are incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors, and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies & Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. Copies are available upon request to any shareholder of the Company by writing to the Company's Corporate Secretary at Regis Corporation, 3701 Wayzata Boulevard, Suite 600, Minneapolis, Minnesota 55416.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," and "Fiscal 2024 Director Compensation Table" of the Company's 2024 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2024 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2024 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2024 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2024 Proxy Statement and is incorporated herein by reference.

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

3.1	2023 Restated Articles of Incorporation of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 1, 2023.)
3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 8, 2020.)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
4.1	Description of the Company's Securities.
4.2
Tax Benefits Preservation Plan, dated as of January 29, 2024, between the Company and Equiniti Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)

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

10.34
Financing Agreement, dated as of June 24, 2024, among the Company, the Lenders party thereto, TCW Asset Management Company LLC as administrative and collateral agent, and MidCap Financial Trust as Revolving Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 25, 2024).

10.35	Form of Warrant. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2024.)
21	List of Subsidiaries of the Company.
23	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Regis Corporation Mandatory Compensation Recovery Policy
101
The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Shareholders' Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2024, formatted in iXBRL (included as Exhibit 101).
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

Date: August 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID J. GRISSEN
David J. Grissen, Chairman of the Board of Directors	Date: August 28, 2024

/s/ LOCKIE ANDREWS
Lockie Andrews, Director	Date: August 28, 2024

/s/ NANCY BENACCI
Nancy Benacci, Director	Date: August 28, 2024

/s/ MATTHEW DOCTOR
Matthew Doctor, Director	Date: August 28, 2024

/s/ MARK LIGHT
Mark Light, Director	Date: August 28, 2024

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: August 28, 2024

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 28, 2024

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: August 28, 2024