Form 10-Q
period 2024-09-30
REGIS CORP
filed 2024-11-06
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2024: 2,282,395

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2024, and June 30, 2024
(Dollars in thousands, except per share data)

	September 30, 2024	June 30, 2024

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$6,259	$10,066
Receivables, net	9,082	9,434
Other current assets	20,085	22,550
Total current assets	35,426	42,050

Property and equipment, net	3,342	3,664
Goodwill (Note 1)	173,386	173,146
Other intangibles, net	2,377	2,427
Right of use asset (Note 8)	273,970	287,912
Other assets	20,430	21,297
Total assets	$508,931	$530,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,181	$12,747
Accrued expenses	18,615	21,644
Short-term lease liability (Note 8)	67,161	69,127
Total current liabilities	100,957	103,518

Long-term debt, net (Note 9)	95,176	99,545
Long-term lease liability (Note 8)	218,105	230,607
Other non-current liabilities	38,295	40,039
Total liabilities	452,533	473,709
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,282,395 and 2,279,948 common shares at September 30, 2024, and June 30, 2024, respectively	114	114
Additional paid-in capital	69,972	69,660
Accumulated other comprehensive income	8,736	8,584
Accumulated deficit	(22,424)	(21,571)
Total shareholders' equity	56,398	56,787
Total liabilities and shareholders' equity	$508,931	$530,496
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2024, and 2023
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2023

Revenues:
Royalties	$15,646	$16,528
Fees	2,352	2,631
Product sales to franchisees	—	384
Advertising fund contributions	5,641	7,226
Franchise rental income (Note 8)	21,636	24,667
Company-owned salon revenue	785	1,936
Total revenue	46,060	53,372
Operating expenses:
Cost of product sales to franchisees	—	359
General and administrative	14,034	10,729
Rent (Note 8)	1,064	1,097
Advertising fund expense	5,641	7,226
Franchise rent expense	21,636	24,667
Company-owned salon expense (1)	753	1,490
Depreciation and amortization	446	370
Long-lived asset impairment	352	—
Total operating expenses	43,926	45,938

Operating income	2,134	7,434

Other (expense) income:
Interest expense	(4,846)	(6,188)
Other, net	677	(200)

(Loss) income from operations before income taxes	(2,035)	1,046

Income tax benefit	225	148

(Loss) income from continuing operations	(1,810)	1,194

Income from discontinued operations (Note 3)	957	—

Net (loss) income	$(853)	$1,194

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.77)	$0.51
Income from discontinued operations	0.41	—
Net (loss) income per share (2)	$(0.36)	$0.51
Diluted:
(Loss) income from continuing operations	$(0.77)	$0.51
Income from discontinued operations	0.41	—
Net (loss) income per share, diluted (2)	$(0.36)	$0.51

Weighted average common and common equivalent shares outstanding:
Basic	2,343	2,332
Diluted	2,343	2,362
_______________________________________________________________________________
(1)Includes cost of service and product sold to guests in our company-owned salons. Excludes general and administrative expense, rent, and depreciation and amortization related to company-owned salons.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For the Three Months Ended September 30, 2024, and 2023
(Dollars in thousands)

	Three Months Ended September 30,
	2024	2023

Net (loss) income	$(853)	$1,194
Foreign currency translation adjustments	152	(289)
Comprehensive (loss) income	$(701)	$905
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
For the Three Months Ended September 30, 2024, and 2023
(Dollars in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net loss	—	—	—	—	(853)	(853)
Foreign currency translation	—	—	—	152	—	152
Stock-based compensation	—	—	335	—	—	335
Net restricted stock activity	2,447	—	(23)	—	—	(23)
Balance, September 30, 2024	2,282,395	$114	$69,972	$8,736	$(22,424)	$56,398

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	1,194	1,194
Foreign currency translation	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	567	—	—	567
Net restricted stock activity	651	—	(6)	—	—	(6)
Balance, September 30, 2023	2,278,479	$114	$67,325	$8,734	$(111,437)	$(35,264)
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 2024, and 2023
(Dollars in thousands)

	Three Months Ended September 30,
	2024	2023

Cash flows used in operating activities:
Net (loss) income	$(853)	$1,194
Adjustments to reconcile net (loss) income to cash used in operating activities:
Gain from sale of OSP (Note 3)	(957)	—
Depreciation and amortization	425	375
Deferred income taxes	(221)	(59)
Non-cash interest	1,264	640
Long lived asset impairment	352	—
Stock-based compensation	1,430	630
Amortization of debt discount and financing costs	719	747
Other non-cash items affecting earnings	(80)	238
Changes in operating assets and liabilities, excluding the effects of asset sales (1)	(3,423)	(6,589)
Net cash used in operating activities	(1,344)	(2,824)

Cash flows provided by (used in) investing activities:
Capital expenditures	(16)	(163)
Proceeds from sale of OSP, net of fees	957	—
Net cash provided by (used in) investing activities	941	(163)

Cash flows (used in) provided by financing activities:
Borrowings on revolving credit facility	4,326	2,000
Repayments of revolving credit facility	(10,237)	—
Repayments of long-term debt	(263)	(162)
Debt refinancing fees	(298)	(152)
Taxes paid for shares withheld	(23)	(6)
Net cash (used in) provided by financing activities	(6,495)	1,680

Effect of exchange rate changes on cash and cash equivalents	27	(42)

Decrease in cash, cash equivalents, and restricted cash	(6,871)	(1,349)

Cash, cash equivalents and restricted cash:
Beginning of period	29,312	21,396
End of period	$22,441	$20,047
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2024 and for the three months ended September 30, 2024 and 2023, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2024 and its consolidated results of operations, comprehensive (loss) income, shareholders' equity (deficit) and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2024, and other documents filed or furnished to the SEC during the current fiscal year.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2024. As of September 30, 2024, and June 30, 2024, the franchise reporting unit had goodwill of $173.4 million and $173.1 million, respectively, and the company-owned reporting unit had no goodwill for both periods.
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
Tax Benefits Preservation Plan:
On January 28, 2024, the Board authorized and declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock. The dividend was payable on February 9, 2024 (the Record Date) to the holders of record of shares of common stock as of the close of business on the Record Date. The description and terms of the Rights are set forth in a Tax Benefits Preservation Plan (the Plan), dated as of January 29, 2024, as the same may be amended from time to time between the Company and Equiniti Trust Company, LLC, as Rights Agent. The Rights and the Plan will expire on the earliest of (i) the close of business on January 29, 2025 (or such later date as may be established by the Board of Directors prior to the Expiration Date as long as the extension is submitted to the shareholders of the Company for ratification at the next annual or special meeting of shareholders succeeding such extension), (ii) the time at which the Rights are redeemed or exchanged pursuant to the Plan, (iii) the time at which the Rights (other than Rights owned by an Acquiring Person) are exchanged pursuant to the Plan, (iv) the repeal of Section 382 of the Code or any successor statute if the Board determines that the Plan is no longer necessary or desirable for the preservation of the Tax Benefits, or (v) the beginning of a taxable year to which the Board determines that no Tax Benefits may be carried forward.

Recently Issued Accounting Standards Not Yet Adopted:
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and for interim periods in fiscal years beginning after December 15, 2024. We do not expect the adoption of this pronouncement to impact our consolidated financial statements beyond the expansion of our reportable segment disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and shall be applied prospectively. The Company is evaluating the standard and determining the extent of additional disclosures that will be required.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	September 30, 2024	June 30, 2024	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$6,799	$6,887	Receivables, net
Broker fees	8,560	9,369	Other assets

Deferred revenue:
Current
Gift card liability	$334	$366	Accrued expenses
Deferred franchise fees open salons	4,549	4,738	Accrued expenses
Total current deferred revenue	$4,883	$5,104
Non-current
Deferred franchise fees unopened salons	$1,755	$1,783	Other non-current liabilities
Deferred franchise fees open salons	13,608	14,972	Other non-current liabilities
Total non-current deferred revenue	$15,363	$16,755

Receivables relate primarily to payments due for royalties, advertising fees and rent. The receivables balance is presented net of an allowance for expected credit losses (i.e., doubtful accounts). The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for credit losses is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. The Company offers financing to SmartStyle® franchisees when they remodel their salons. Included in other assets is a receivable of $0.8 million, partially offset by a credit loss reserve of $0.2 million, related to this financing program. The following table is a rollforward of the allowance for credit losses for the period:

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)

Balance at beginning of period	$6,227	$7,297
Provision for doubtful accounts	689	211
Provision for franchisee rent	127	167
Recoveries	(237)	(237)
Write-offs	(142)	(991)
Other (1)	243	(56)
Balance at end of period	$6,907	$6,391
________________________________________________________________________________________
(1)Includes currency fluctuation.

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)

Balance at beginning of period	$9,369	$12,471
Amortization	(617)	(739)
Write-offs	(192)	(109)
Balance at end of period	$8,560	$11,623
Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2024, and 2023 was $1.6 million and $1.7 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2024, is as follows (dollars in thousands):

Remainder of 2025	$3,412
2026	4,176
2027	3,717
2028	3,037
2029	2,046
Thereafter	1,769
Total	$18,157

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham, Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. In the three months ended September 30, 2024, the Company received $957 thousand of proceeds related to the number of salons migrating to Soham's Zenoti product. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance. Cash provided by operations includes $957 thousand of cash from discontinued operations.

4.    SHAREHOLDERS' EQUITY (DEFICIT):
Stock-Based Employee Compensation:
During the three months ended September 30, 2024, and 2023, the Company granted restricted stock units as follows:

	Three Months Ended September 30,
	2024	2023

Restricted stock units (RSUs)	—	12,970
The RSUs granted during the three months ended September 30, 2023, vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $1.4 million and $0.6 million for the three months ended September 30, 2024, and 2023, respectively, was recorded within general and administrative on the unaudited Condensed Consolidated Statements of Operations.
Stock Warrants Issued in Connection with Long-Term Debt:
In connection with the 2024 Credit agreement (as defined in Note 9 to the unaudited Condensed Consolidated Financial Statements), the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of the Company’s common stock, par value $0.05 per share, at an exercise price equal to $7.00 per share. The warrants are exercisable for a seven-year period beginning June 24, 2024. The warrants may also be exercised on a cashless basis under certain circumstances under the agreement.

In addition, in connection with the issuance of the warrants, the Company granted an exemption in favor of each holder pursuant to Section 36 of the Tax Benefits Preservation Plan (the Plan), dated January 29, 2024 , among the Company and Equiniti Trust Company, LLC, such that neither holder was deemed to be an “Acquiring Person” (as defined in the Plan) solely in connection with (i) the issuance of the warrants nor (ii) the acquisition of beneficial ownership of securities of the Company pursuant to the exercise of the warrants.
The warrants and the shares of common stock issuable upon the exercise of such warrants have not been registered under the Securities Act of 1933, as amended (the Securities Act), and may not be sold absent registration or an applicable exemption from the registration requirements of the Securities Act. Based in part upon the representations of each holder in each warrant, the offering and sale of each warrant is exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
The warrants are valued at $1.5 million using a relative fair value method and were accounted for through additional paid-in capital. Further, the related financing fees incurred as a result of warrant issuance is recorded through a contra-equity account and amounts to $0.2 million.
Prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of common stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. As of September 30, 2024, the Company has no intentions of exercising this call provision. The Company will reassess this provision on a quarterly basis.
Share Issuance Program:
In fiscal year 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement (collectively, the Share Issuance Program) with the Securities and Exchange Commission (SEC) under which it could offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. During the three months ended September 30, 2023, the Company did not issue any shares under this prospectus. The Share Issuance Program expired on February 10, 2024.

5.     INCOME TAXES:
 A summary of the income tax benefit and corresponding effective tax rate is as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)

Income tax benefit	$225	$148
Effective tax rate	11.1%	(14.1)%
The recorded tax provision and effective tax rate for the three months ended September 30, 2024, and 2023 were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the unaudited Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2024	June 30, 2024

	(Dollars in thousands)

Cash and cash equivalents	$6,259	$10,066
Restricted cash, included in other current assets (1)	16,182	19,246
Total cash, cash equivalents and restricted cash	$22,441	$29,312
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives, and contractual obligations to collateralize the Company's self-insurance programs.

8.    LEASES:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and its corporate facilities under operating leases. The original terms range from one to 11 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)

Office rent (1)	$726	$825
Lease termination expense (benefit)	52	(13)
Lease liability benefit (2)	(62)	(128)
Franchise salon rent (3)	71	(337)
Company-owned salon rent	277	750
Total	$1,064	$1,097
_______________________________________________________________________________
(1)The company leases four floors at its corporate office location. Three of the four floors have been subleased to third party tenants. Rental income associated with the sublease of the corporate office space is recorded in other income and was $0.2 million and $0 for the three months ended September 30, 2024, and 2023, respectively.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities, which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)Franchise salon rent is a benefit in the three months ended September 30, 2023, due to settlements with landlords for less than previously accrued.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024, and 2023, franchise rental income and franchise rent expense were $21.6 million and $24.7 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.

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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 4.91 and 5.05 years, and the weighted average discount rate was 5.26% and 5.13% for all salon operating leases as of September 30, 2024, and June 30, 2024, respectively.

As of September 30, 2024, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2025	$59,802	$500	$1,003	$61,305	$(59,802)	$1,503
2026	68,758	500	1,367	70,625	(68,758)	1,867
2027	58,678	295	1,401	60,374	(58,678)	1,696
2028	49,238	286	1,436	50,960	(49,238)	1,722
2029	38,466	126	1,472	40,064	(38,466)	1,598
Thereafter	38,604	12	1,509	40,125	(38,604)	1,521
Total future obligations	$313,546	$1,719	$8,188	$323,453	$(313,546)	$9,907
Less amounts representing interest	37,102	175	910	38,187
Present value of lease liability	$276,444	$1,544	$7,278	$285,266
Less short-term lease liability	65,533	564	1,064	67,161
Long-term lease liability	$210,911	$980	$6,214	$218,105

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Three Months Ended September 30, 2024	Fiscal Year	Balance at September 30, 2024	Balance at June 30, 2024
		2024

	(Average cash interest rate %)		(Dollars in thousands)

Term loan	9.10%	9.68%	$104,738	$105,000
Deferred financing fees			(13,728)	(14,244)
Term loan, net			91,010	90,756
Revolving credit facility	9.10%	9.68%	4,326	10,237
Paid-in-kind interest			1,341	53
Fair value of warrants issued to lenders			(1,501)	(1,501)
Total long-term debt, net			$95,176	$99,545
In June 2024, the Company entered into a new credit agreement (the “2024 Credit Agreement”). The 2024 Credit Agreement includes a $105.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant and matures June 24, 2029. The Company incurred $14.2 million of refinancing fees (including $3.9 million of Original Issue Discount fee) that will be amortized on a straight-line basis over the term of the agreement. As of September 30, 2024, the Company had outstanding standby letters of credit under the revolving credit facility of $9.2 million, primarily related to the Company's self-insurance program. As of September 30, 2024, total available liquidity and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $11.9 million and $15.7 million, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $6.3 million and current liabilities of $101.0 million.

The interest rate on the 2024 Credit Agreement is based on secured overnight financing rate (SOFR) plus margin. The margin applicable to the 2024 Credit Agreement is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid in cash. The SOFR base rate applicable to the debt has a floor of 2.5% per annum. The margin applicable to any letter of credit is 5.25% and paid in cash.

The agreement contains typical provisions and financial covenants regarding maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. The Company was in compliance with its covenants and other requirements of the financing arrangements as of September 30, 2024. The Company's assets serve as collateral to the new credit facility.

The agreement includes scheduled quarterly payments totaling $1.1 million in fiscal years 2025 and 2026. In fiscal years 2027, 2028 and 2029, scheduled payments total $2.6 million. Additionally, excess cash swept annually per terms of the agreement.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2024, and June 30, 2024, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets, including the Company's tangible fixed and other assets, and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs) and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans and warrants issued in connection with the June 2024 refinancing. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded 194,612 and 208,819 of stock-based awards during the three months ended September 30, 2024, and 2023, respectively, as they were not dilutive under the treasury stock method.
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,
	2024	2023

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,343	2,332
Dilutive shares associated with option plans	—	30
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,343	2,362
Options excluded from EPS calculation - anti-dilutive	195	209

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the chief operating decision maker (CODM) reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	September 30, 2024	June 30, 2024

FRANCHISE SALONS:
Supercuts	1,932	1,946
SmartStyle/Cost Cutters in Walmart stores	1,216	1,232
Portfolio Brands	1,106	1,117
Total North American salons	4,254	4,295
Total International salons (1)	96	96
Total franchise salons	4,350	4,391
as a percent of total franchise and company-owned salons	99.8%	99.6%

COMPANY-OWNED SALONS:
Supercuts	3	3
SmartStyle/Cost Cutters in Walmart stores	1	8
Portfolio Brands	5	6
Total company-owned salons	9	17
as a percent of total franchise and company-owned salons	0.2%	0.4%

Total franchise and company-owned salons	4,359	4,408
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. In fiscal year 2023, the Company revised its internal reporting such that the CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. Asset information by segment is not provided to the CODM. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Beginning in fiscal year 2025, management determined that stock-based compensation expenses will be excluded from adjusted EBITDA. This change has been retrospectively applied to all prior periods presented in this report. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs and long-lived asset impairment charges.

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)

Revenues:
Franchise	$45,275	$51,436
Company-owned	785	1,936
Total revenue	46,060	53,372

Segment adjusted EBITDA:
Franchise	7,986	8,590
Company-owned	(349)	(497)
Total	7,637	8,093
Unallocated expenses (1)	(2,597)	141
Depreciation and amortization	(446)	(370)
Long-lived asset impairment	(352)	—
Stock-based compensation	(1,430)	(630)
Interest expense	(4,846)	(6,188)
Income tax benefit	225	148
Income from discontinued operations	957	—
Total net (loss) income (2)	$(853)	$1,194
_______________________________________________________________________________
(1)Unallocated expenses for the three months ended September 30, 2024, includes severance expenses of $2.3 million.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2024, Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of September 30, 2024, the Company franchised or owned 4,359 locations, primarily in North America. Our locations consisted of 4,350 franchised salons and 9 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of September 30, 2024, the Company had 203 employees.

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
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2024. As of September 30, 2024, and June 30, 2024, the franchise reporting unit had goodwill of $173.4 million and $173.1 million, respectively, and the company-owned reporting unit had no goodwill for both periods.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2024, Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2024.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the three months ended September 30, 2024, a net 41 franchise salons have closed, which will reduce future royalty income.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Millions)

System-wide revenue	$285.6	$306.6

Supercuts	0.8%	2.2%
SmartStyle	(6.6)	(2.0)
Portfolio Brands	(1.1)	3.7

Total system-wide same-store sales (1)	(1.1)%	1.8%
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

	Three Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)		% of Total Revenue		Increase (Decrease)

Royalties	$15.6	$16.5	33.9%	30.9%	300
Fees	2.4	2.6	5.2	4.9	30
Product sales to franchisees	—	0.4	—	0.8	(80)
Advertising fund contributions	5.6	7.2	12.2	13.5	(130)
Franchise rental income	21.6	24.7	47.0	46.3	70
Company-owned salon revenue	0.8	1.9	1.7	3.6	(190)

Cost of product sales to franchisees (1)	—	0.4	—	100.0	N/M
General and administrative	14.0	10.7	30.4	20.1	1,030
Rent	1.1	1.1	2.4	2.1	30
Advertising fund expense	5.6	7.2	12.2	13.5	(130)
Franchise rent expense	21.6	24.7	47.0	46.3	70
Company-owned salon expense (2)	0.8	1.5	1.7	2.8	(110)
Depreciation and amortization	0.4	0.4	0.9	0.8	10
Long-lived asset impairment	0.4	—	0.9	—	90

Operating income (3)	2.1	7.4	4.6	13.9	(930)

Interest expense	(4.8)	(6.2)	(10.4)	(11.6)	(120)
Other, net	0.7	(0.2)	1.5	(0.4)	190

Income tax benefit (4)	0.2	0.1	11.1	(14.1)	N/A

(Loss) income from continuing operations	(1.8)	1.2	(3.9)	2.3	(620)

Income from discontinued operations	1.0	—	2.2	—	220

Net (loss) income (3)	(0.9)	1.2	(2.0)	2.3	(430)
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
(4)Computed as a percent of (loss) income from continuing operations before income taxes. The income tax basis point change is noted as not applicable (N/A) because the discussion within the MD&A is related to the effective income tax rate.

Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023
Royalties
During the three months ended September 30, 2024, royalties decreased $0.9 million, or 5.5%, primarily due to a decrease in franchise salon count and negative same-store-sales.
Fees
During the three months ended September 30, 2024, fees decreased $0.2 million, or 10.6%, primarily due to lower option fees and lower rebate fees from franchise product vendors.
Product Sales to Franchisees
Product sales to franchisees in the three months ended September 30, 2024, decreased $0.4 million, or 100.0%, compared to the three months ended September 30, 2023, primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions decreased $1.6 million, or 21.9%, during the three months ended September 30, 2024, primarily due to the decrease in franchise salon count and lower contribution rates.
Franchise Rental Income
During the three months ended September 30, 2024, franchise rental income decreased $3.1 million, or 12.3%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Revenue
During the three months ended September 30, 2024, company-owned salon revenue decreased $1.1 million, or 59.5%, due to the decrease in company-owned salon count.
Cost of Product Sales to Franchisees
The decrease in cost of product as a percent of product revenues during the three months ended September 30, 2024, was primarily due to the Company's shift in its product business from a wholesale model to a third-party distribution model.
General and Administrative
General and administrative expense for the three months ended September 30, 2024, increased $3.3 million, or 30.8%, primarily due to severance costs of $2.3 million and stock-based compensation expense of $0.8 million.
Rent
Rent expense remained unchanged during the three months ended September 30, 2024.
Advertising Fund Expense
Advertising fund expense decreased $1.6 million, or 21.9%, during the three months ended September 30, 2024, primarily due to the decrease in franchise salon count and lower contribution rates.

Franchise Rent Expense
During the three months ended September 30, 2024, franchise rent expense decreased $3.1 million, or 12.3%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Expense
Company-owned salon expense, for the three months ended September 30, 2024, decreased $0.7 million, or 49.5%, primarily due to the reduction in company-owned salon count.
Depreciation and Amortization
Depreciation and amortization remained unchanged during the three months ended September 30, 2024.
Long-Lived Asset Impairment
In the three months ended September 30, 2024, the Company recorded a long-lived asset impairment charge of $0.4 million related to the right-of-use asset associated with the corporate office lease. There were no similar charges recorded in the three months ended September 30, 2023.
Interest Expense
The $1.4 million decrease in interest expense for the three months ended September 30, 2024, was primarily due to less debt outstanding compared to the three months ended September 30, 2023. Cash interest decreased $1.8 million to $3.0 million for the three months ended September 30, 2024.
Other, Net
Other, net increased $0.9 million in the three months ended September 30, 2024, primarily due to a favorable currency adjustment, unclaimed property, and corporate office sublease income.
Income Tax Benefit
During the three months ended September 30, 2024, the Company recognized a tax benefit of $0.2 million, with a corresponding effective tax rate of 11.1%, as compared to recognizing a tax benefit of $0.1 million, with a corresponding effective tax rate of (14.1)% during the three months ended September 30, 2023. The negative effective tax rate during the three months ended September 30, 2023 was a result of an income tax benefit during a period in which the Company had income from operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations
Income from discontinued operations increased $1.0 million in the three months ended September 30, 2024, due primarily to receiving proceeds from the sale of OSP related to the number of salons migrating to the Zenoti platform. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended September 30,
	2024	2023	Decrease (1)

	(Dollars in millions)

Royalties	$15.6	$16.5	$(0.9)
Fees	2.4	2.6	(0.2)
Product sales to franchisees	—	0.4	(0.4)
Advertising fund contributions	5.6	7.2	(1.6)
Franchise rental income	21.6	24.7	(3.1)
Total franchise revenue (1)	$45.3	$51.4	$(6.1)

Franchise same-store sales (2)	(1.2)%	1.7%

Franchise adjusted EBITDA	$8.0	$8.6	$(0.6)
Total franchise salons	4,350	4,745	(395)
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
Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023
Franchise Revenue
Franchise revenue decreased $6.1 million during the three months ended September 30, 2024. The decrease in franchise revenue during the three months ended September 30, 2024, was primarily due to the decrease in franchise salon count and negative same-store-sales.
Franchise Adjusted EBITDA
During the three months ended September 30, 2024, franchise adjusted EBITDA totaled $8.0 million, a decrease of $0.6 million compared to the three months ended September 30, 2023. The decline was primarily due to a decrease in royalties and fees.

Company-Owned Salons

	Three Months Ended September 30,
	2024	2023	(Decrease) Increase (1)

	(Dollars in millions)

Company-owned salon revenue	$0.8	$1.9	$(1.1)
Company-owned salon adjusted EBITDA	$(0.3)	$(0.5)	$0.2
Total company-owned salons	9	66	(57)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023
Company-Owned Salon Revenue
Company-owned salon revenue decreased $1.1 million during the three months ended September 30, 2024, primarily due to the decrease in company-owned salon count.
Company-Owned Salon Adjusted EBITDA
In the three months ended September 30, 2024, company-owned salon adjusted EBITDA loss improved $0.2 million, primarily due to the wind-down of under performing salons.

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
As of September 30, 2024, cash and cash equivalents were $6.3 million, with $5.4 million and $0.9 million within the United States and Canada, respectively.
As of September 30, 2024, the Company's borrowing arrangements include a $104.7 million term loan, $1.3 million of paid-in-kind interest and a $25.0 million revolving credit facility that matures in June 2029. As of September 30, 2024, the unused available credit under the revolving credit facility was $15.7 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total available liquidity per the agreement was $11.9 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham, Inc., for a purchase price of $20.0 million in cash plus additional cash proceeds contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. As of September 30, 2024, the Company has received $21.0 million in cash proceeds. The Company expects additional proceeds in fiscal year 2025 of approximately $7.0 to $7.5 million.

Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of September 30, 2024, were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2024, cash used in operating activities was $1.3 million compared to a $2.8 million cash use in the three months ended September 30, 2023. Cash used in operating activities improved year over year due primarily to our lower cost structure, resulting primarily from a lower headcount in addition to less cash used for working capital.
Cash Flows from Investing Activities
During the three months ended September 30, 2024, cash provided by investing activities of $0.9 million was primarily due to OSP sale proceeds of $957 thousand. During the three months ended September 30, 2023, cash used in investing activities of $0.2 million was primarily due to salon capital improvements.
Cash Flows from Financing Activities
During the three months ended September 30, 2024, cash used in financing activities was $6.5 million, primarily as a result of the repayment of long-term debt of $0.3 million and repayments of the revolving credit facility of $10.2 million, partially offset by $4.3 million of borrowings under the revolving credit facility. During the three months ended September 30, 2023, cash provided by financing activities was $1.7 million, primarily as a result of debt refinancing fees of $0.2 million, partially offset by $2.0 million in borrowings under the Company's revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity (deficit) at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2024	66.2%
June 30, 2024	67.0%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Issuance Program
In February 2021, the Company filed a $150.0 million shelf registration statement and $50.0 million prospectus supplement with the SEC under which it could offer and sell, from time to time, up to $50.0 million worth of its common stock in "at-the-market" offerings. The Share Issuance Program expired on February 10, 2024.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the three months ended September 30, 2024, the Company did not repurchase any shares. As of September 30, 2024, approximately 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remain outstanding under the approved stock repurchase program. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with Nasdaq listing requirements; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on legacy information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2024, Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2024, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares in fiscal year 2020. As of September 30, 2024, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At September 30, 2024, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2025.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Shareholders' Equity (Deficit); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date period ended September 30, 2024, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2024	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)