Form 10-Q
period 2025-03-31
REGIS CORP
filed 2025-05-13
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2025: 2,435,981

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2025, and June 30, 2024
(Dollars in thousands, except per share data)

	March 31, 2025	June 30, 2024

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$13,287	$10,066
Receivables, net	8,979	9,434
Other current assets	25,136	22,550
Total current assets	47,402	42,050

Property and equipment, net	10,696	3,664
Goodwill (Note 1)	184,317	173,146
Other intangibles, net	5,906	2,427
Right of use asset (Note 8)	244,664	287,912
Other assets	18,263	21,297
Total assets	$511,248	$530,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,127	$12,747
Accrued expenses	20,296	21,644
Short-term lease liability (Note 8)	62,572	69,127
Total current liabilities	100,995	103,518

Long-term debt, net (Note 9)	112,010	99,545
Long-term lease liability (Note 8)	193,314	230,607
Other noncurrent liabilities	36,285	40,039
Total liabilities	442,604	473,709

Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 2,435,981 and 2,279,948 common shares at March 31, 2025, and June 30, 2024, respectively	122	114
Additional paid-in capital	74,878	69,660
Accumulated other comprehensive income	8,173	8,584
Accumulated deficit	(14,529)	(21,571)
Total shareholders’ equity	68,644	56,787
Total liabilities and shareholders’ equity	$511,248	$530,496
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 2025, and 2024
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Revenues:
Royalties	$13,533	$15,687	$44,019	$48,035
Fees	2,402	2,617	7,671	7,740
Product sales to franchisees	—	—	—	451
Advertising fund contributions	5,203	5,773	16,334	19,807
Franchise rental income (Note 8)	16,866	23,780	58,524	72,534
Company-owned salon revenue	18,953	1,324	23,188	5,039
Total revenue	56,957	49,181	149,736	153,606
Operating expenses:
Cost of product sales to franchisees	—	19	—	436
General and administrative	11,235	11,247	36,424	33,748
Rent (Note 8)	4,058	1,766	7,271	4,257
Advertising fund expense	5,203	5,773	16,334	19,807
Franchise rent expense	16,866	23,780	58,524	72,534
Company-owned salon expense (1)	13,835	1,503	16,534	4,301
Depreciation and amortization	739	1,009	1,645	2,056
Long-lived asset impairment	—	—	352	170
Total operating expenses	51,936	45,097	137,084	137,309

Operating income	5,021	4,084	12,652	16,297

Other (expense) income:
Interest expense	(5,087)	(6,153)	(14,781)	(18,529)
Other, net	315	(298)	685	(199)

Income (loss) from operations before income taxes	249	(2,367)	(1,444)	(2,431)

Income tax benefit (expense)	1	(54)	90	201

Income (loss) from continuing operations	250	(2,421)	(1,354)	(2,230)

Income from discontinued operations (Note 3)	—	89	8,396	2,089

Net income (loss)	$250	$(2,332)	$7,042	$(141)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.10	$(1.03)	$(0.58)	$(0.95)
Income from discontinued operations	0.00	0.04	3.57	0.89
Net income (loss) per share, basic (2)	$0.10	$(1.00)	$3.00	$(0.06)
Diluted:
Income (loss) from continuing operations	$0.08	$(1.03)	$(0.58)	$(0.95)
Income from discontinued operations	0.00	0.04	3.57	0.89
Net income (loss) per share, diluted (2)	$0.08	$(1.00)	$3.00	$(0.06)

Weighted average common and common equivalent shares outstanding:
Basic	2,499	2,342	2,350	2,338
Diluted	3,002	2,342	2,350	2,338
_______________________________________________________________________________
(1)Includes cost of services and products sold to guests in our company-owned salons. Excludes general and administrative expense, rent, and depreciation and amortization related to company-owned salons.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended March 31, 2025, and 2024
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net income (loss)	$250	$(2,332)	$7,042	$(141)
Foreign currency translation adjustments	41	(230)	(411)	(227)
Comprehensive income (loss)	$291	$(2,562)	$6,631	$(368)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
For the Three and Nine Months Ended March 31, 2025, and 2024
(Dollars in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2024	2,435,981	$122	$73,243	$8,132	$(14,779)	$66,718
Net income	—	—	—	—	250	250
Foreign currency translation	—	—	—	41	—	41
Stock-based compensation	—	—	383	—	—	383
Stock warrants issued in connection with debt	—	—	1,252	—	—	1,252
Balance, March 31, 2025	2,435,981	$122	$74,878	$8,173	$(14,529)	$68,644

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2023	2,279,450	$114	$67,710	$9,026	$(110,440)	$(33,590)
Net loss	—	—	—	—	(2,332)	(2,332)
Foreign currency translation	—	—	—	(230)	—	(230)
Stock-based compensation	—	—	333	—	—	333
Net restricted stock activity	498	—	(3)	—	—	(3)
Balance, March 31, 2024	2,279,948	$114	$68,040	$8,796	$(112,772)	$(35,822)

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net income	—	—	—	—	7,042	7,042
Foreign currency translation	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	1,048	—	—	1,048
Net restricted stock activity	15,481	1	(75)	—	—	(74)
Common stock issued in connection with Alline Acquisition (1)	140,552	7	2,993	—	—	3,000
Stock warrants issued in connection with debt	—	—	1,252	—	—	1,252
Balance, March 31, 2025	2,435,981	$122	$74,878	$8,173	$(14,529)	$68,644

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net loss	—	—	—	—	(141)	(141)
Foreign currency translation	—	—	—	(227)	—	(227)
Stock-based compensation	—	—	1,292	—	—	1,292
Net restricted stock activity	2,120	—	(16)	—	—	(16)
Balance, March 31, 2024	2,279,948	$114	$68,040	$8,796	$(112,772)	$(35,822)
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 2025, and 2024
(Dollars in thousands)

	Nine Months Ended March 31,
	2025	2024

Cash flows provided by (used in) operating activities:
Net income (loss)	$7,042	$(141)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain from sale of OSP	(8,396)	(2,000)
Depreciation and amortization	1,596	1,576
Long-lived asset impairment	352	170
Deferred income taxes	(197)	(50)
Non-cash interest	3,846	1,956
Stock-based compensation	2,043	1,201
Amortization of debt discount and financing costs	2,437	2,240
Other non-cash items affecting earnings	579	216
Changes in operating assets and liabilities, excluding the effects of asset sales and business acquisitions	(2,316)	(12,298)
Net cash provided by (used in) operating activities	6,986	(7,130)

Cash flows (used in) provided by investing activities:
Capital expenditures	(769)	(372)
Proceeds from sale of OSP	8,463	2,000
Business acquisitions, net of cash acquired and certain obligations assumed	(18,631)	—
Net cash (used in) provided by investing activities	(10,937)	1,628

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	15,000	—
Repayments of long-term debt	(825)	(2,499)
Borrowings on revolving credit facility	4,326	4,000
Repayments of revolving credit facility	(10,238)	—
Debt refinancing fees	(949)	(2,552)
Taxes paid for shares withheld	(75)	(16)
Net cash provided by (used in) financing activities	7,239	(1,067)

Effect of exchange rate changes on cash and cash equivalents	(92)	(11)

Increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	3,196	(6,580)

Cash, cash equivalents and restricted cash and restricted cash equivalents:
Beginning of period	29,312	21,396
End of period	$32,508	$14,816

Supplemental non-cash disclosure
Stock issued in connection with Alline Acquisition	$3,000	$—
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2025 and for the three and nine months ended March 31, 2025, and 2024, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2025, and its consolidated results of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the previously announced transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Under the terms of the agreement, the Company paid cash consideration of approximately $19 million, stock consideration valued at $3.0 million, and additional amounts for working capital adjustments and transaction-related fees. Refer to Note 13 to these unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the three and nine months ended March 31, 2025, include the results of Alline subsequent to the December 19, 2024, acquisition date.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three or nine months ended March 31, 2025.
As further described in Note 13 of these unaudited Condensed Consolidated Financial Statements, the acquisition of Alline resulted in a preliminary recognition of approximately $12.1 million in goodwill, which was assigned to the company-owned operating segment.
As of March 31, 2025, and June 30, 2024, the franchise reporting unit had goodwill of $172.2 million and $173.1 million, respectively, and the company-owned reporting unit had $12.1 million of goodwill at March 31, 2025.
Acquisition-Related Costs:
Acquisition-related costs of $0.2 million and $1.4 million were incurred during the three and nine months ended March 31, 2025, respectively, and primarily represent third-party consulting and legal expenses associated with the acquisition of Alline completed on December 19, 2024. These costs were recorded within general and administrative expenses on the March 31, 2025, unaudited Condensed Consolidated Statements of Operations.
Inventory:
Other current assets includes an inventory balance of $2.9 million and $0.8 million as of March 31, 2025, and June 30, 2024, respectively, in the unaudited Condensed Consolidated Balance Sheets. Inventory primarily consists of beauty products sold and used in serving our customers in our company-owned salons. The preliminary inventory balance acquired in connection with the Alline Acquisition consists of shampoo, conditioner, hair care tools, and various other hair care and beauty products available for sale to salon customers and used in the servicing of our customers. The inventory is valued at the lower of cost or net realizable value, with cost determined using a weighted average.

Tax Benefits Preservation Plan:
On January 28, 2024, the Board authorized and declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock. The dividend was payable on February 9, 2024 (the Record Date), to the holders of record of shares of common stock as of the close of business on the Record Date. The description and terms of the Rights are set forth in a Tax Benefits Preservation Plan (the Plan), dated as of January 29, 2024, as the same may be amended from time to time between the Company and Equiniti Trust Company, LLC, as Rights Agent. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company will submit the Extension to its shareholders for ratification at the next annual or special meeting of its shareholders. The Rights and the Plan will now expire on the earliest of (i) the close of business on January 29, 2028 (or such later date as may be established by the Board of Directors prior to the expiration date as long as the Extension is submitted to the shareholders of the Company for ratification at the next annual or special meeting of shareholders succeeding such extension), (ii) the time at which the Rights are redeemed or exchanged pursuant to the Plan, (iii) the time at which the Rights (other than Rights owned by an Acquiring Person, as defined by the Plan) are exchanged pursuant to the Plan, (iv) the repeal of Section 382 of the U.S. Internal Revenue Code of 1982, as amended, or any successor statute if the Board determines that the Plan is no longer necessary or desirable for the preservation of certain unrecognized tax benefits, or (v) the beginning of a taxable year to which the Board determines that no tax benefits may be carried forward.

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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued the ASC 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement of Expenses" which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

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
Information about receivables, broker fees and deferred revenue subject to the current revenue recognition guidance is as follows:

	March 31, 2025	June 30, 2024	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,446	$6,887	Receivables, net
Broker fees	6,399	9,369	Other assets

Deferred revenue:
Current
Gift card liability	$571	$366	Accrued expenses
Deferred franchise fees open salons	3,996	4,738	Accrued expenses
Total current deferred revenue	$4,567	$5,104
Non-current
Deferred franchise fees unopened salons	$1,530	$1,783	Other noncurrent liabilities
Deferred franchise fees open salons	10,532	14,972	Other noncurrent liabilities
Total non-current deferred revenue	$12,062	$16,755

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

	Nine Months Ended March 31,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$6,227	$7,297
Provision for doubtful accounts	2,234	289
Provision for franchisee rent	784	1,006
Recoveries	(1,495)	(182)
Write-offs	(2,755)	(1,399)
Other (1)	(68)	(77)
Balance at end of period	$4,927	$6,934
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

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement. The following table is a rollforward of the broker fee balance for the periods indicated:

	Nine Months Ended March 31,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$9,369	$12,471
Amortization	(1,820)	(2,099)
Write-offs (1)	(1,150)	(318)
Balance at end of period	$6,399	$10,054
________________________________________________________________________________________

(1)In the nine months ended March 31, 2025, broker fees of $0.9 million were written off in connection with the Alline Acquisition.

Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended March 31, 2025, and 2024, was $1.8 million and $1.7 million, respectively, and for the nine months ended March 31, 2025, and 2024, was $5.5 million and $5.0 million, respectively. Deferred franchise fees of $0.7 million were recognized in connection with the acquisition of Alline in the nine months ended March 31, 2025. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2025, is as follows (dollars in thousands):

Remainder of 2025	$998
2026	3,965
2027	3,507
2028	2,785
2029	1,597
Thereafter	1,674
Total	$14,526

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham, Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. During the three and nine months ended March 31, 2025, the Company received $0.0 million and $8.5 million, respectively, of proceeds related to the number of salons migrating to Soham's Zenoti product. During the nine months ended March 31, 2024, the Company received $2.0 million of proceeds that had been previously held back for general indemnity provisions. No income taxes have been allocated to discontinued operations based on the methodology required by accounting for income taxes guidance. Cash (used in) provided by investing activities for the nine months ended March 31, 2025, and 2024, includes $8.5 million and $2.0 million, respectively, of cash from discontinued operations.

4.    SHAREHOLDERS' EQUITY (DEFICIT):
Stock-Based Employee Compensation:
During the three and nine months ended March 31, 2025, the Company granted restricted stock units as follows:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025

Restricted stock units (RSUs)	3,002	81,802
The RSUs granted during the three and nine months ended March 31, 2025, vest in equal amounts over a one or three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.4 million and $0.3 million, and $2.0 million and $1.2 million for the three and nine months ended March 31, 2025, and 2024, respectively, were recorded within general and administrative expense on the unaudited Condensed Consolidated Statements of Operations.
Alline Acquisition:
In connection with the Alline Acquisition, the Company issued 140,552 shares of common stock to affiliates of Alline, which are subject to a one-year lock-up following the closing.
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

In addition, in connection with the issuance of the warrants, the Company granted an exemption in favor of each holder pursuant to Section 36 of the Plan, dated January 29, 2024, among the Company and Equiniti Trust Company, LLC, such that neither holder was deemed to be an Acquiring Person solely in connection with (i) the issuance of the warrants nor (ii) the acquisition of beneficial ownership of securities of the Company pursuant to the exercise of the warrants.

In December 2024, the Company amended the 2024 Credit Agreement. The Company issued additional warrants to affiliates of TCW Asset Management Company LLC and Asilia Investments. In connection with this amendment, the warrant holders can purchase up to an aggregate 64,372 shares of Common Stock, at an exercise price equal to $23.86 per share. The warrants are exercisable for a seven-year period beginning December 19, 2024 (the "Issue Date”). The warrants may also be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement registering, or the prospectus therein is not available for, the issuance of the shares of common stock underlying the warrants. Prior to the second anniversary of the Issue Date, the Company may call for cancellation up to an aggregate 32,186 shares of common stock underlying the warrants for consideration equal to $51.13 per share; provided necessary requirements are met. These warrants were valued at $1.3 million at March 31, 2025.
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
The combined value of these warrants was valued at $2.8 million using a relative fair value method and accounted for through additional paid-in capital. Further, the related financing fees incurred as a result of warrant issuance is recorded through a contra-equity account and amounts to $0.2 million.
Prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of common stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. As of March 31, 2025, the Company has no intention of exercising this call provision. The Company will reassess this provision on a quarterly basis.

5.     INCOME TAXES:
 A summary of the income tax benefit (expense) and corresponding effective tax rate is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Income tax benefit (expense)	$1	$(54)	$90	$201
Effective tax rate	(0.4)%	(2.3)%	6.2%	8.3%
The recorded tax provision and effective tax rate for the three and nine months ended March 31, 2025, and 2024, were different than what would normally be expected, primarily due to the impact of the deferred tax valuation allowance.
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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the unaudited Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	June 30, 2024

	(Dollars in thousands)

Cash and cash equivalents	$13,287	$10,066
Restricted cash, included in other current assets (1)	19,221	19,246
Total cash, cash equivalents and restricted cash	$32,508	$29,312
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Office rent (1)	$737	$756	$2,164	$2,330
Lease termination expense (benefit)	70	(39)	149	122
Lease liability benefit (2)	(81)	(59)	(209)	(281)
Franchise salon rent (3)	313	627	1,264	193
Company-owned salon rent (4)	3,019	481	3,903	1,893
Total	$4,058	$1,766	$7,271	$4,257
_______________________________________________________________________________
(1)Rental income associated with the sublease of corporate office space is recorded in other income and was $0.3 million and $0.9 million for the three and nine months ended March 31, 2025, respectively.
(2)Upon termination of previously impaired leases, the Company derecognizes the corresponding right of use (ROU) assets and lease liabilities, which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(3)Franchise salon rent is lower in the nine months ended March 31, 2024, due to settlements with landlords for less than previously accrued.
(4)Includes rent related to the Alline salons acquired December 2024. See Note 13.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended March 31, 2025, and 2024, franchise rental income and franchise rent expense were $16.9 million and $23.8 million, and $58.5 million and $72.5 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and some leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
All the Company's leases are operating leases. The lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date, including one lease term option when the lease is expected to be renewed. The ROU asset is initially and subsequently measured throughout the expected lease term at the carrying amount of the lease liability, plus initial direct costs, less accrued lease payments and unamortized lease incentives received, if any. Expense for lease payments is recognized on a straight-line basis over the lease term, including the lease renewal option when the lease is expected to be renewed. Generally, the non-lease components, such as real estate taxes and other occupancy expenses, are separate from rent expense within the lease and are not included in the measurement of the lease liability because these charges are variable.
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original lease term. The weighted average remaining lease term was 4.82 years and 5.05 years, and the weighted average discount rate was 5.93% and 5.13% for all salon operating leases as of March 31, 2025, and June 30, 2024, respectively.
As of March 31, 2025, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases For Franchise Salons	Leases For Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received From Franchisees	Net Rent Commitments

Remainder of 2025	$17,725	$2,131	$339	$20,195	$(17,725)	$2,470
2026	64,424	7,270	1,367	73,061	(64,424)	8,637
2027	54,947	5,285	1,401	61,633	(54,947)	6,686
2028	45,729	3,688	1,436	50,853	(45,729)	5,124
2029	34,623	2,435	1,472	38,530	(34,623)	3,907
Thereafter	46,938	2,346	1,509	50,793	(46,938)	3,855
Total future obligations	$264,386	$23,155	$7,524	$295,065	$(264,386)	$30,679
Less amounts representing interest	35,713	2,700	766	39,179
Present value of lease liability	$228,673	$20,455	$6,758	$255,886
Less short-term lease liability	54,774	6,695	1,103	62,572
Long-term lease liability	$173,899	$13,760	$5,655	$193,314

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Three Months Ended March 31, 2025	Fiscal Year	Balance at March 31, 2025	Balance at June 30, 2024
		2024

	(Average cash interest rate %)		(Dollars in thousands)

Term loan	8.83%	9.68%	$119,175	$105,000
Paid-in-kind interest			3,923	53
Deferred financing fees			(12,886)	(14,244)
Term loan, net			110,212	90,809
Revolving credit facility	8.83%	9.68%	4,326	10,237
Fair value of warrants issued to lenders			(2,528)	(1,501)
Total long-term debt, net			$112,010	$99,545
In June 2024, the Company entered into a new credit agreement (the 2024 Credit Agreement). The 2024 Credit Agreement includes a $105.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant and matures June 24, 2029. The Company incurred $14.2 million of refinancing fees (including $3.9 million of Original Issue Discount fee) that will be amortized on a straight-line basis over the term of the agreement. As of March 31, 2025, the Company had outstanding standby letters of credit under the revolving credit facility of $9.3 million, primarily related to the Company's self-insurance program. As of March 31, 2025, total available liquidity and available credit under the $25.0 million revolving credit facility, as defined by the 2024 Credit Agreement Amendment, were $19.0 million and $15.7 million, respectively.

The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The margin applicable to the 2024 Credit Agreement is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.50% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. The margin applicable to any letter of credit is 5.25% and paid in cash.

The agreement contains typical provisions and financial covenants regarding maximum leverage and minimum fixed-charge coverage and a minimum liquidity threshold of $10.0 million. In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. The Company was in compliance with its covenants and other requirements of the financing arrangements as of March 31, 2025. The Company's assets serve as collateral to the credit facility.

The agreement includes scheduled payments totaling $1.1 million in fiscal years 2025 and 2026, payable quarterly. In fiscal years 2027, 2028, and 2029, scheduled payments total $2.6 million. Additionally, excess cash is swept annually per terms of the agreement.

On December 19, 2024, the Company amended the 2024 Credit Agreement (the 2024 Credit Agreement Amendment) for an additional $15.0 million in long-term debt in the form of a term loan. In connection with this 2024 Credit Agreement Amendment, the Company issued warrants as discussed in Note 4. The term loan was provided on the same terms as the original term loan, with respect to maturity and interest rate margins. The $15.0 million in proceeds were used as consideration for the Alline Acquisition. The Company incurred $0.4 million of Original Issue Discount fee that will be amortized on a straight-line basis over the term of the agreement. As of March 31, 2025, the Company had cash and cash equivalents of $13.3 million and current liabilities of $101.0 million.

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
Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2024	$—
Addition for acquisition	3,000
Earn-out liability at March 31, 2025	$3,000
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2025, and June 30, 2024, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.

The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of Alline on a preliminary basis. The estimated fair value of the contingent consideration liability is included in the unaudited Condensed Consolidated Balance Sheets within accrued expenses and other noncurrent liabilities, totaling $3.0 million at March 31, 2025. The earn-out liability is adjusted at fair value quarterly until settled, and changes in fair value will be reported in our unaudited Condensed Consolidated Statements of Operations.

The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of March 31, 2025, according to the three-level fair value hierarchy:

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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), and RSUs. The Company's diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which include shares issued under the Company's stock-based compensation plans and warrants issued in connection with the Company's credit agreement. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded stock-based awards as detailed below, as they were not dilutive under the treasury stock method.
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,499	2,342	2,350	2,338
Dilutive shares associated with option plans	503	—	—	—
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	3,002	2,342	2,350	2,338
Stock-based awards excluded from EPS calculation - anti-dilutive	188	219	191	217

12.    SEGMENT INFORMATION:
Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	March 31, 2025	June 30, 2024

FRANCHISE SALONS:
Supercuts	1,746	1,946
SmartStyle/Cost Cutters in Walmart stores	1,099	1,232
Portfolio Brands	836	1,117
Total North American salons	3,681	4,295
Total International salons (1)	95	96
Total franchise salons	3,776	4,391
as a percent of total franchise and company-owned salons	92.4%	99.6%

COMPANY-OWNED SALONS (2):
Supercuts	104	3
SmartStyle/Cost Cutters in Walmart stores	—	8
Portfolio Brands	207	6
Total company-owned salons	311	17
as a percent of total franchise and company-owned salons	7.6%	0.4%

Total franchise and company-owned salons	4,087	4,408

(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)Salon counts as of March 31, 2025, include salons acquired as part of the Alline Acquisition. See Note 13 to these unaudited Condensed Consolidated Financial Statements for further details on the transaction.

Financial information concerning the Company's reportable operating segments is shown in the table below. Segment information is presented in the same way that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. The CODM’s primary measures of segment performance are revenue and segment adjusted EBITDA. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. Asset information by segment is not provided to the CODM. Segment adjusted EBITDA is defined as income from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Beginning in fiscal year 2025, management determined that stock-based compensation expenses will be excluded from adjusted EBITDA. This change has been retrospectively applied to all prior periods presented in this report. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, and lease termination fees.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Revenues:
Franchise	$38,004	$47,857	$126,548	$148,567
Company-owned	18,953	1,324	23,188	5,039
Total revenue	56,957	49,181	149,736	153,606

Segment adjusted EBITDA:
Franchise	6,282	6,125	20,683	21,346
Company-owned	843	(773)	1,219	(1,606)
Total	7,125	5,352	21,902	19,740
Unallocated expenses (1)	(611)	(247)	(4,525)	(215)
Depreciation and amortization	(739)	(1,009)	(1,645)	(2,056)
Long-lived asset impairment	—	—	(352)	(170)
Stock-based compensation	(439)	(310)	(2,043)	(1,201)
Interest expense	(5,087)	(6,153)	(14,781)	(18,529)
Income tax benefit (expense)	1	(54)	90	201
Income from discontinued operations	—	89	8,396	2,089
Total net income (loss) (2)	$250	$(2,332)	$7,042	$(141)

(1)Unallocated expenses for the three and nine months ended March 31, 2025, include severance expenses of $0.4 million and $2.7 million, respectively.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

13.    ACQUISITIONS:
On December 19, 2024, the Company transferred consideration to acquire 100 percent of the equity interests of Alline (the Alline Acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees and the salon portfolio provides a testing ground for brand and operational initiatives. The transaction terminated the existing franchise arrangements between Regis and Alline, which resulted in the Company recognizing a loss of $0.2 million upon settlement, which is included in the unaudited Condensed Consolidated Financial Statements as a component of operating income for the nine months ended March 31, 2025.

The acquisition was accounted for as a business combination with the purchase price allocated on a preliminary basis using information available as of December 31, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of March 31, 2025, the purchase price and related allocation have been revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations. Management is continuing to analyze the data and as such, the final valuations of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The preliminary fair value of total consideration transferred by the Company upon acquisition is $24.6 million, as detailed below.

Consideration	(Dollars in thousands)

Cash, net of cash acquired (1)	$18,631
Equity instruments (140,552 of Regis common shares) (2)	3,000
Contingent consideration arrangement (preliminary estimate) (3)	3,000
Fair value of total consideration	$24,631
_______________________________________________________________________________

(1)Includes cash transferred of $20.0 million, net of cash acquired of $1.4 million.
(2)The number of common shares (140,552) issued as part of the consideration paid for Alline was determined by dividing the $3.0 million by the 30-trading day volume weighted average price of the common stock as reported on the Nasdaq Global Market as of and including December 17, 2024.
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earnout periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earnout periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a provisional fair value of $3.0 million on the acquisition date and as of March 31, 2025, which is included in accrued expenses ($1.0 million) and other noncurrent liabilities ($2.0 million) in the unaudited Condensed Consolidated Balance Sheets. The fair value of the contingent consideration arrangement is provisional while the Company completes its fair value assessment. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

(Dollars in thousands)

Current assets	$3,640
Property and equipment	7,654
Goodwill (1)	12,574
Intangible assets (2)	3,780
Right of use assets	7,292
Other assets	56
Assumed current liabilities	(2,352)
Assumed lease liabilities	(8,013)
Fair value of total consideration	$24,631

(1)Preliminary Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill that will be recorded as part of the acquisition of Alline includes the following:
a.the expected synergies and other benefits that we believe will result from combining the operations of Alline with the operations of Regis; and
b.any intangible assets that do not qualify for separate recognition.
Goodwill is not amortized and is deductible for tax purposes. All the goodwill related to the acquisition of Alline is related to our company-owned operating segment. The Company has not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed. As such, we expect that goodwill could change from the amount noted above.

(2)Intangible assets includes $2.4 million related to the preliminary fair value of reacquired rights and $1.4 million related to the preliminary fair value of favorable leasehold interests, net.
a.The reacquired rights were preliminarily valued using a form of the income approach where the asset's value is determined by its ability to generate future cash flows by isolating and discounting the cash flows attributable to the asset. The Company assumed a four-year life based on the weighted average remaining contract term, assuming no renewals.
b.Upon acquisition, the Company assumed lease agreements with lease payments fixed at a rate below the current market rate. As a result, a preliminary favorable lease asset of $1.4 million has been recorded on the balance sheet. This asset represents the benefit the Company receives from having lease payments below market and will be amortized to rent expense on a straight-line basis over the remaining terms of the respective leases.
The Company incurred $0.2 million and $1.4 million of acquisition related costs which are included in general and administrative expense in Regis’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025, respectively.

The following table provides revenues and operating income from Alline that are included in our unaudited Condensed Consolidated Financial Statements:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025

Total revenues	$18,290	$20,993
Operating income	786	1,266

The following table presents pro forma information as if the Alline Acquisition had occurred on July 1, 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Total revenues	$56,957	$66,655	$182,676	$209,039
Operating income	5,021	4,106	15,703	16,787

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
MD&A includes certain non-GAAP measures. The following items have been excluded from our non-GAAP adjusted EBITDA results: stock-based compensation expense, discontinued operations, one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees and asset retirement obligation costs.
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of March 31, 2025, the Company franchised or owned 4,087 locations, primarily in North America. Our locations consisted of 3,776 franchised salons and 311 company-owned salons. Regis’s franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters®, and First Choice Haircutters®. As of March 31, 2025, the Company had 1,860 employees, of which 1,666 were acquired as part of the Alline Acquisition.

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
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended March 31, 2025. As of March 31, 2025, and June 30, 2024, the franchise reporting unit had goodwill of $172.2 million and $173.1 million, respectively, and the company-owned reporting unit had goodwill of $12.1 million and $0.0 million as of March 31, 2025, and June 30, 2024, respectively.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2024, Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2024, except as noted above.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the nine months ended March 31, 2025, a net 301 franchise salons, excluding any impact from the Alline Acquisition, have closed. An additional 314 salons were acquired as part of the Alline Acquisition, which will reduce future royalty income. The Alline Acquisition will increase future company-owned salon revenue and expenses.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(Dollars in millions)

System-wide revenue	$266.9	$286.8	$826.4	$885.4

Supercuts	1.1%	1.6%	0.8%	2.2%
SmartStyle	(7.4)	(4.2)	(6.8)	(2.9)
Portfolio Brands	(0.9)	1.9	(1.5)	3.0

Total system-wide same-store sales (1)	(1.1)%	0.5%	(1.3)%	1.4%
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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2025	2024	2025	2024		2025	2024	2025	2024

	(Dollars in millions)		% of Total Revenue (5)		(Decrease) Increase	(Dollars in millions)		% of Total Revenue (5)		(Decrease) Increase

Royalties	$13.5	$15.7	23.7%	31.9%	(820)	$44.0	$48.0	29.4%	31.3%	(190)
Fees	2.4	2.6	4.2	5.3	(110)	7.7	7.7	5.1	5.0	10
Product sales to franchisees	—	—	—	—	—	—	0.5	—	0.3	(30)
Advertising fund contributions	5.2	5.8	9.1	11.8	(270)	16.3	19.8	10.9	12.9	(200)
Franchise rental income	16.9	23.8	29.6	48.4	(1,880)	58.5	72.5	39.1	47.2	(810)
Company-owned salon revenue	19.0	1.3	33.3	2.6	3,070	23.2	5.0	15.5	3.3	1,220

Cost of product sales to franchisees (1)	—	—	—	—	N/M	—	0.4	—	80.0	N/M
General and administrative	11.2	11.2	19.6	22.8	(320)	36.4	33.7	24.3	22.0	230
Rent	4.1	1.8	7.2	3.7	350	7.3	4.3	4.9	2.8	210
Advertising fund expense	5.2	5.8	9.1	11.8	(270)	16.3	19.8	10.9	12.9	(200)
Franchise rent expense	16.9	23.8	29.6	48.4	(1,880)	58.5	72.5	39.1	47.2	(810)
Company-owned salon expense (2)	13.8	1.5	24.2	3.0	2,120	16.5	4.3	11.0	2.8	820
Depreciation and amortization	0.7	1.0	1.2	2.0	(80)	1.6	2.1	1.1	1.4	(30)
Long-lived asset impairment	—	—	—	—	—	0.4	0.2	0.3	0.1	20

Operating income (3)	5.0	4.1	8.8	8.3	50	12.7	16.3	8.5	10.6	(210)

Interest expense	(5.1)	(6.2)	(8.9)	(12.6)	(370)	(14.8)	(18.5)	(9.9)	(12.1)	(220)
Other, net	0.3	(0.3)	0.5	(0.6)	110	0.7	(0.2)	0.5	(0.1)	60

Income tax (expense) benefit (4)	—	(0.1)	(0.4)	(2.3)	N/A	0.1	0.2	6.2	8.3	N/A

Income (loss) from continuing operations (3)	0.3	(2.4)	0.5	(4.9)	540	(1.4)	(2.2)	(0.9)	(1.3)	40

Income from discontinued operations	—	0.1	—	0.2	(20)	8.4	2.1	5.6	1.4	420

Net income (loss) (3)	0.3	(2.3)	0.5	(4.7)	520	7.0	(0.1)	4.7	(0.1)	480
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

Three and Nine Months Ended March 31, 2025, Compared with Three and Nine Months Ended March 31, 2024
Royalties
During the three and nine months ended March 31, 2025, royalties decreased $2.2 million and $4.0 million, or 14.0% and 8.3%, respectively, primarily due to a decrease in franchise salon count and negative same-store sales.
Fees
During the three and nine months ended March 31, 2025, fees remained relatively flat year over year, primarily due to terminated franchise fees related to the acquisition of Alline salons, offset by lower rebate fees from franchise product vendors.
Advertising Fund Contributions
Advertising fund contributions decreased $0.6 million and $3.5 million, or 10.3% and 17.7%, during the three and nine months ended March 31, 2025, respectively, primarily due to the decrease in franchise salon count and lower contribution rates.
Franchise Rental Income
During the three and nine months ended March 31, 2025, franchise rental income decreased $6.9 million and $14.0 million, or 29.0% and 19.3%, respectively, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Revenue
During the three and nine months ended March 31, 2025, company-owned salon revenue increased $17.7 million and $18.2 million, or 1,361.5% and 364.0%, respectively, primarily due to the Alline Acquisition.
General and Administrative
For the three and nine months ended March 31, 2025, general and administrative expense increased $0.0 million and $2.7 million, or 0.0% and 8.0%, respectively, primarily due to severance costs of $0.4 million and $2.7 million, respectively. Additionally, the nine month period includes $1.4 million of acquisition costs associated with the Alline Acquisition.
Rent
Rent expense increased $2.3 million and $3.0 million, or 127.8% and 69.8%, during the three and nine months ended March 31, 2025, respectively. The increase is primarily due to Alline Acquisition salon rent expense.
Advertising Fund Expense
Advertising fund expense decreased $0.6 million and $3.5 million, or 10.3% and 17.7%, during the three and nine months ended March 31, 2025, respectively, primarily due to the decrease in franchise salon count and lower contribution rates.

Franchise Rent Expense
During the three and nine months ended March 31, 2025, franchise rent expense decreased $6.9 million and $14.0 million, or 29.0% and 19.3%, respectively, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Expense
Company-owned salon expense increased $12.3 million and $12.2 million, or 820.0% and 283.7% for the three and nine months ended March 31, 2025, respectively, primarily due to the Alline Acquisition.
Depreciation and Amortization
Depreciation and amortization decreased $0.3 million and $0.5 million, or 30.0% and 23.8%, for the three and nine months ended March 31, 2025, respectively, primarily due to company-owned salon closures, partially offset by the Alline Acquisition.
Long-Lived Asset Impairment
During the three and nine months ended March 31, 2025, the Company recorded long-lived asset impairment charges of $0.0 million and $0.4 million, respectively, related to the right-of-use asset associated with the corporate office lease. Long-lived asset impairment charges for the three and nine months ended March 31, 2024, were $0.0 million and $0.2 million, respectively.
Interest Expense
Interest expense was $5.1 million and $14.8 million, which included non-cash interest of $1.3 million and $3.8 million in the three and nine months ended March 31, 2025, respectively. The $1.1 million and $3.7 million decreases in interest expense for the three and nine months ended March 31, 2025, respectively, were primarily due to less debt outstanding compared to the three and nine months ended March 31, 2024.
Other, Net
Other, net increased $0.6 million in the three months ended March 31, 2025, primarily due to a favorable currency adjustment and corporate sublease income. Other, net increased $0.9 million in the nine months ended March 31, 2025, primarily due to unclaimed property and corporate office sublease income, partially offset by an unfavorable currency adjustment.
Income Tax Benefit (Expense)
During the three months ended March 31, 2025, the Company recognized a tax benefit of $0.0 million, with a corresponding effective tax rate of (0.4)%, as compared to recognizing a tax expense of $0.1 million during the three months ended March 31, 2024, for an effective tax rate of (2.3)%. During the nine months ended March 31, 2025, the Company recognized a tax benefit of $0.1 million, with a corresponding effective tax rate of 6.2%, as compared to recognizing a tax benefit of $0.2 million, with a corresponding effective tax rate of 8.3% during the nine months ended March 31, 2024. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations
Income from discontinued operations decreased $0.1 million in the three months ended March 31, 2025. Income from discontinued operations increased $6.3 million in the nine months ended March 31, 2025, due primarily to receiving proceeds from the sale of OSP related to the number of salons migrating to the Zenoti platform. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	(Decrease) Increase (1)	2025	2024	(Decrease) Increase (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$13.5	$15.7	$(2.2)	$44.0	$48.0	$(4.0)
Fees	2.4	2.6	(0.2)	7.7	7.7	—
Product sales to franchisees	—	—	—	—	0.5	(0.5)
Advertising fund contributions	5.2	5.8	(0.6)	16.3	19.8	(3.5)
Franchise rental income	16.9	23.8	(6.9)	58.5	72.5	(14.0)
Total franchise revenue (1)	$38.0	$47.9	$(9.9)	$126.5	$148.5	$(22.0)

Franchise same-store sales (2)	(0.7)%	0.5%		(1.1)%	1.3%

Franchise adjusted EBITDA	$6.3	$6.1	$0.2	$20.7	$21.3	$(0.6)
Total franchise salons	3,776	4,537	(761)
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
Three and Nine Months Ended March 31, 2025, Compared with Three and Nine Months Ended March 31, 2024
Franchise Revenue
Franchise revenue decreased $9.9 million and $22.1 million during the three and nine months ended March 31, 2025, respectively. The decreases in franchise revenue during the three and nine months ended March 31, 2025, were primarily due to the decrease in franchise salon count and negative same-store sales, as well as lower franchise rental income and lower advertising fund revenues, which provide no contribution margin.
Franchise Adjusted EBITDA
During the three months ended March 31, 2025, and 2024, franchise adjusted EBITDA increased $0.2 million to $6.3 million. During the nine months ended March 31, 2025, franchise adjusted EBITDA totaled $20.7 million, a decrease of $0.6 million compared to the nine months ended March 31, 2024. The decrease was primarily due to a decrease in royalties partially offset by a lower general and administration expense structure.

Company-Owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	Increase (1)	2025	2024	Increase (1)

	(Dollars in millions)			(Dollars in millions)

Company-owned salon revenue	$19.0	$1.3	$17.7	$23.2	$5.0	$18.2
Company-owned salon adjusted EBITDA	$0.8	$(0.8)	$1.6	$1.2	$(1.6)	$2.8
Total company-owned salons	311	20	291
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three and Nine Months Ended March 31, 2025, Compared with Three and Nine Months Ended March 31, 2024
Company-Owned Salon Revenue
Company-owned salon revenue increased $17.7 million and $18.2 million during the three and nine months ended March 31, 2025, respectively. The increases are primarily driven by the Alline Acquisition, partially offset by other company-owned store closures.
Company-Owned Salon Adjusted EBITDA
In the three and nine months ended March 31, 2025, company-owned salon adjusted EBITDA improved $1.6 million and $2.8 million, respectively, primarily due to the Alline Acquisition, partially offset by the wind-down of underperforming company-owned stores.

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
As of March 31, 2025, cash and cash equivalents were $13.3 million, with $12.1 million and $1.2 million within the United States and Canada, respectively.
As of March 31, 2025, the Company's borrowing arrangements include a $119.2 million term loan, $3.9 million of paid-in-kind interest and a $25.0 million revolving credit facility that matures in June 2029. As of March 31, 2025, the unused available credit under the revolving credit facility was $15.7 million, the credit agreement has a minimum liquidity covenant of $10.0 million, and total available liquidity per the agreement was $19.0 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham, Inc., for a purchase price of $20.0 million in cash plus additional cash proceeds contingent upon the number of salons that migrate to Soham's Zenoti product as their salon technology platform. As of March 31, 2025, the Company has received $28.5 million in cash proceeds related to the sale of and completed migration to the Zenoti platform.

Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of March 31, 2025, were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2025, cash provided by operating activities was $7.0 million compared to cash used in operating activities of $7.1 million during the nine months ended March 31, 2024. Cash flows from operating activities improved year over year due primarily to our lower cost structure, less cash used for working capital, and lower cash interest.
Cash Flows from Investing Activities
During the nine months ended March 31, 2025, cash used in investing activities of $10.9 million was primarily due to cash used in the acquisition of Alline of $18.6 million, partially offset by the receipt of OSP sale proceeds of $8.5 million. During the nine months ended March 31, 2024, cash provided by investing activities of $1.6 million was primarily due to $2.0 million of OSP sale proceeds, partially offset by salon capital improvements.
Cash Flows from Financing Activities
During the nine months ended March 31, 2025, cash provided by financing activities was $7.2 million, primarily as a result of $15.0 million in proceeds from issuance of long-term debt, partially offset by net payments on the revolving credit facility of $5.9 million. During the nine months ended March 31, 2024, cash used in financing activities was $1.1 million, primarily as a result of fees associated with our strategic review, partially offset by net borrowings of $1.5 million.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity (deficit) at fiscal quarter end, was as follows:

Debt to Capitalization (1)

March 31, 2025	64.8%
June 30, 2024	67.0%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During the nine months ended March 31, 2025, the Company did not repurchase any shares. As of March 31, 2025, approximately 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remain outstanding under the approved stock repurchase program. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; compliance with Nasdaq listing requirements; our ability to realize the anticipated benefits of the Alline Acquisition; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our and our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' and company-owned salons; our ability to maintain and enhance the value of our brands; reliance on legacy information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; our ability to minimize risks associated with owning and operating additional salons; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; potential liabilities related to the employee retention credit received by Alline; changes in trade policies, treaties, tariffs and customs duties and taxes; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2024, Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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

On December 19, 2024, we acquired Alline, a former franchisee of Regis, which immediately prior to the acquisition owned and operated 314 stores under our Cost Cutters, Holiday Hair, and Supercuts brand names (the Alline Stores). The success of the Alline Acquisition depends on our ability to successfully integrate the Alline Stores with our existing limited network of company-owned stores and operate the Alline Stores as company-owned stores. The anticipated benefits of the Alline Acquisition may not be realized fully, or at all, or may take longer to realize than expected. We may face significant challenges in realizing the anticipated benefits of the Alline Acquisition, including, without limitation:

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

Previously, we transitioned to a fully franchised business model. However, in connection with the Alline Acquisition, we acquired 314 stores under our Cost Cutters, Holiday Hair, and Supercuts brand names. We now operate approximately 7.6% of the salons in our system.

Operating salons can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. Operating additional salons inherently increases the operating lease costs, advertising and marketing expenses, professional fees and other expenses. Furthermore, as a result of the Alline Acquisition, we increased our number of employees by more than 1,600. This increase in employees may expose us to additional liability and operating costs, such as risks associated with labor shortages, minimum wage requirements, employment taxes, increased overtime pay and benefits, increased costs for insurance, employment and labor liability, and regulatory compliance risks. We could also be subject to additional liability such as property, environmental and other liability as a result of being a direct operator and lessee of additional salons and liability arising from regulatory compliance. Furthermore, it may create additional costs, expose us to additional legal and compliance risks, cause disruption to our business and impact our financial condition and results of operation.

Financial and Economic Risks

Any audit by the Internal Revenue Service with respect to Alline’s receipt of an employee retention credit under The Coronavirus Aid, Relief, and Economic Security (CARES) Act could result in additional taxes or costs to Alline for which we may ultimately be liable.

Alline applied for and received an employee retention credit (ERC) under the CARES Act amounting to approximately $29 million. In July 2023, the Internal Revenue Service (IRS) stated its intention to shift its focus to review ERC claims for compliance concerns, including intensifying audit work. Although Alline received the amounts related to the ERC from the IRS, no formal determination regarding Alline’s eligibility to claim the ERC was received, and such eligibility remains subject to audit by the IRS. If the IRS audits Alline during the applicable statute of limitations period and finds that Alline was not eligible to receive all or part of the ERC, Alline would be required to return some or all of the ERC to the IRS, together with any applicable interest and penalties. While the former owners of Alline would be required to indemnify us for any such amounts required to be repaid to the IRS (together with any applicable interest and penalties, and all reasonable costs and expenses incurred by us in defending or addressing any matters related to the ERC), we may not ultimately be able to timely or fully recoup such amounts from the former owners of Alline. If we are ultimately required to repay the ERC, and we are unable to sufficiently recover such amounts from the former owners of Alline, our financial condition, results of operations and liquidity may be materially adversely affected.

The recent uncertainty of trade policies, treaties, tariffs and customs duties and taxes may have a significant impact on our financial statements.

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
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of March 31, 2025, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At March 31, 2025, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2025.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
Exhibit 4.1	Tax Benefits Preservation Plan, dated as of January 29, 2024, between Regis Corporation and Equiniti Trust Company, LLC (which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Regis Corporation as Exhibit A to the Plan, the Form of Rights Certificate as Exhibit B to the Plan, and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C to the Plan) (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
Exhibit 4.2	Amendment No. 1 to Tax Benefits Preservation Plan, dated as of January 27, 2025, by and between Regis Corporation and Equiniti Trust Company, LLC (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 28, 2025.)
Exhibit 10.1	Regis Corporation Executive Long-Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 29, 2025.)
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Shareholders' Equity (Deficit); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly and year-to-date period ended March 31, 2025, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2025	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)