Form 10-K
period 2025-06-30
REGIS CORP
filed 2025-09-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2024, was approximately $60,442,938. The registrant has no non-voting common equity.
As of August 29, 2025, the registrant had 2,435,981 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2025 meeting of shareholders (the 2025 Proxy Statement) (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2025) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; our ability to realize the anticipated benefits of the Alline Acquisition; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in the general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; reliance on franchise royalties and overall success of our franchisees’ salons; our ability to minimize risks associated with owning and operating additional salons; our salons' dependence on a third-party supplier agreement for merchandise; the Company and our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our and our franchisees' salons; our ability to maintain and enhance the value of our brands; reliance on legacy information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; potential challenges with the planning or implementation of our new enterprise resource planning system; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; potential liabilities related to the employee retention credit received by Alline; reliance on our management team and other key personnel, including a successful search for a new CEO; the ability to attract and retain key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2025

PART I

Item 1.    Business
General:
Regis Corporation franchises and owns hair care salons. The Company is listed on the Nasdaq Global Market under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2025, the Company franchised or owned 3,941 locations, primarily in North America. The Company's locations consist of 3,647 franchised salons and 294 company-owned salons. Each of the Company's salon concepts generally offer similar salon products and services.
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
The Company reports its operations in two operating segments: franchise and company-owned. Service revenues comprise approximately 94% of total company-owned salon revenues.
Financial information about our segments and geographic areas for fiscal years 2025, 2024, and 2023 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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

General.    We provide our franchisees and company-owned salons with a comprehensive system of business training, stylist education, site approval, professional marketing, promotion, and advertising programs, and other forms of ongoing support designed to help franchisees build successful businesses. Historically, we signed the salon lease and then subleased the space to our franchisees.
In December 2024, the Company acquired Super C Group, LLC, doing business as Alline Salon Group (Alline), bringing a portfolio of 314 salons across the Supercuts, Cost Cutters and Holiday Hair brands back under Regis (the Alline Acquisition). Although the Company's main focus remains supporting and driving franchisee sales and profitability, this transaction marks a major milestone in shaping and best positioning the Company for growth and value creation moving forward.
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
SmartStyle and Cost Cutters in Walmart Supercenters
The majority of existing SmartStyle and Cost Cutters franchise agreements for salons located in Walmart Supercenters have a five-year term with a two or five-year option to renew. The franchise agreements are site specific.
Cost Cutters (not located in Walmart Supercenters), First Choice Haircutters, Magicuts and Roosters Men’s Grooming Center (Portfolio Brands)
The majority of existing Cost Cutters franchise agreements have a 15-year term with a 15-year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a 10-year term with a five-year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company, which provide limited territorial protection. Roosters franchise agreements have a 10-year term with a 10-year option to renew (at the option of the franchisee). New franchisees enter into a franchise agreement concurrently with the opening of their first store, along with a development agreement with the right to open two additional locations.

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
Guests. Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, comprehensive retail assortments, and engagement through technology all drive guest traffic and improve guest retention.
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
Affordability. The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $25 to $36. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control all pricing at their locations.
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
Technology. In fiscal year 2022, we sold our proprietary back-office salon management system, Opensalon® Pro to a third party, Soham Inc. (Zenoti). See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. As of August 2024, all our salons transitioned to the Zenoti salon technology platform. We also use mobile applications to allow guests to view wait times and interact in other ways with salons.
Salon Support. Our corporate headquarters is referred to as Salon Support. We take a service-oriented mentality to best support our franchisees and oversee our company-owned locations. Salon Support and our associated priorities are aligned with our brands to enhance the effectiveness and efficiency of the service we provide. Salon Support is located in Minneapolis, Minnesota while allowing for hybrid and remote work.

Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. Descriptions of the Company's salon concepts are listed below:
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 1,711 franchised and 100 company-owned Supercuts locations throughout North America.
SmartStyle/Cost Cutters in Walmart stores.    SmartStyle and Cost Cutters salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located in Walmart Supercenters. This concept has primarily a "walk-in" guest base with value pricing. The Company has 1,049 franchised SmartStyle and Cost Cutters salons located in Walmart Supercenter locations throughout North America.
Portfolio Brands.    Portfolio Brands salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters, Roosters, Hair Masters, Magicuts and Holiday Hair, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 816 franchised and 194 company-owned Portfolio Brands locations throughout North America.
International Salons.   The Company's International salons are locations operating in the United Kingdom, primarily under the Supercuts and Regis concepts. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 71 franchised international locations. Canadian and Puerto Rican salons are included in the North American salon totals.
The tables below set forth the number of system-wide locations (franchised and company-owned) and activity within the various salon concepts.
System-wide location counts

	Fiscal Years
	2025	2024	2023

FRANCHISE SALONS:
Supercuts	1,711	1,946	2,082
SmartStyle/Cost Cutters in Walmart stores	1,049	1,232	1,388
Portfolio Brands	816	1,117	1,223
Total North American salons	3,576	4,295	4,693
Total International salons	71	96	102
Total franchise salons	3,647	4,391	4,795
as a percent of total franchise and company-owned salons	92.5%	99.6%	98.6%

COMPANY-OWNED SALONS:
Supercuts	100	3	7
SmartStyle/Cost Cutters in Walmart stores	—	8	48
Portfolio Brands	194	6	13
Total company-owned salons	294	17	68
as a percent of total franchise and company-owned salons	7.5%	0.4%	1.4%

Total franchise and company-owned salons	3,941	4,408	4,863

Constructed locations (net of relocations)

	Fiscal Years
	2025	2024	2023

FRANCHISE SALONS:
Supercuts	12	9	11
SmartStyle/Cost Cutters in Walmart stores	6	—	—
Portfolio Brands	—	5	4
Total North American salons	18	14	15
Total International salons	—	1	—
Total franchise salons	18	15	15

COMPANY-OWNED SALONS:
Supercuts	—	—	—
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Portfolio Brands	—	—	1
Total company-owned salons	—	—	1

Closed locations

	Fiscal Years
	2025	2024	2023

FRANCHISE SALONS:
Supercuts	(139)	(145)	(196)
SmartStyle/Cost Cutters in Walmart stores	(189)	(166)	(258)
Portfolio Brands	(95)	(111)	(123)
Total North American salons	(423)	(422)	(577)
Total International salons	(25)	(7)	(39)
Total franchise salons	(448)	(429)	(616)

COMPANY-OWNED SALONS:
Supercuts	(11)	(3)	(11)
SmartStyle/Cost Cutters in Walmart stores	(8)	(30)	(1)
Portfolio Brands	(18)	(8)	(25)
Total company-owned salons	(37)	(41)	(37)

Conversions (including net franchisee transactions)

	Fiscal Years
	2025	2024	2023

FRANCHISE SALONS:
Supercuts	(108)	1	3
SmartStyle/Cost Cutters in Walmart stores	—	10	—
Portfolio Brands	(206)	(1)	(2)
Total franchise salons	(314)	10	1

COMPANY-OWNED SALONS:
Supercuts	108	(1)	—
SmartStyle/Cost Cutters in Walmart stores	—	(10)	—
Portfolio Brands	206	1	(1)
Total company-owned salons (1)	314	(10)	(1)
_____________________________________________________________________________
(1)Total company-owned salons for fiscal year 2025 includes salons acquired through the Alline Acquisition.

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
Our People
As of June 30, 2025, the Company employed 1,777 employees. The Company offers flexible work arrangements such as hybrid and remote work.
Diversity and Inclusion
The Company promotes diversity of thoughts, backgrounds, experiences, and ideas. As of June 30, 2025, 94% of the Company's entire workforce are women and 6% are men. Additionally, 58% of the Company's leadership positions are held by women.

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

Information about our Executive Officers:
On June 20, 2025, Matthew Doctor, the President and Chief Executive Officer and a member of the Board of Directors (the "Board") of the Company notified the Board that he would resign his positions, effective June 30, 2025. Upon receiving such notice, the Board appointed Jim Lain, the Company’s Executive Vice President, Brand Operations - Supercuts and Cost Cutters, to serve as Interim President and Chief Executive Officer, effective July 1, 2025, after which Mr. Doctor continued to provide services to the Company as a part-time employee through August 31, 2025, pursuant to a Resignation and Transition Letter Agreement between the Company and Mr. Doctor. The Board has commenced a comprehensive search for a permanent successor.
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

Michelle DeVore	41	Senior Vice President, Head of Marketing
Michael Ferranti	42	Executive Vice President, Brand Operations - SmartStyle, First Choice Hair, Roosters, and Portfolio Brands
Jim Lain	61	Executive Vice President, Brand Operations - Supercuts and Cost Cutters; Interim President and Chief Executive Officer
James Suarez	50	Executive Vice President, Merchandising and Education
Kersten Zupfer	50	Executive Vice President, Chief Financial Officer
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
Michael Ferranti was appointed to Executive Vice President, Brand Operations - SmartStyle, First Choice Hair, Roosters, and Portfolio Brands in August 2024. He previously served as Executive Vice President and Chief People Officer from December 2021 to August 2024, and as Senior Vice President, People and Culture from March 2021 to December 2021. Before joining the Company, Mr. Ferranti was Head of M&A and Franchising for Subway Restaurants U.S. and Canada, a restaurant brand, from September 2020 to March 2021. Prior to Subway Restaurants, he served as Global Head of Development, HR, IT, Chief Administrative Officer at Le Pain Quotidien, a bakery café chain, from October 2018 to November 2019. Earlier in his career, he held a variety of leadership roles with KraftHeinz and Restaurant Brands International.
The Board appointed Jim Lain, the Company’s Executive Vice President, Brand Operations - Supercuts and Cost Cutters, to serve as Interim President and Chief Executive Officer, effective July 1, 2025. Mr. Lain has served as Executive Vice President, Brand Operations - Supercuts and Cost Cutters since August 2024 and continues to fill that role in addition to his responsibilities as Interim President and Chief Executive Officer. Previously, Mr. Lain served as Executive Vice President and Chief Operating Officer from December 2021 to August 2024. Prior to which, he served as President of SmartStyle from June 2021 to December 2021 and President of Portfolio Brands from December 2020 to June 2021. Mr. Lain served as a consultant to the Company from July 2020 to December 2020 and as Executive Vice President and Chief Operating Officer from November 2013 to July 2020.

James Suarez was appointed to Executive Vice President, Merchandising and Education in August 2023. As part of that role, Mr. Suarez assumed leadership of the company-owned salons acquired through the Alline Acquisition in December 2024. Prior to his promotion to Executive Vice President, Merchandising and Education, Mr. Suarez had 26 years of combined salon operations and education experience at the Company, including Senior Vice President of Merchandising and Education from March 2022 to August 2023, Vice President of Merchandising and Education from October 2021 to February 2022 and as Vice President of Education from August 2017 to October 2021.
Kersten Zupfer was appointed to Executive Vice President and Chief Financial Officer in November 2019. Beginning in August 2024, Ms. Zupfer has responsibility for People, Legal, and Real Estate functions. For more than 13 years before her promotion to Chief Financial Officer, Ms. Zupfer served in accounting and finance roles of increasing leadership at the Company. Ms. Zupfer served as Senior Vice President and Chief Accounting Officer from November 2017 to November 2019, prior to which she served as Vice President, Corporate Controller and Chief Accounting Officer from December 2014 to November 2017.

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

Many of these factors will be outside of our control and any one of them could result in increased costs or decreased revenue, which may have a materially adverse effect on our business, financial condition, and results of operation.

We are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have an adverse effect on our business, financial condition, and revenues.
In our U.S. markets, numerous laws and regulations at the federal, state, and local levels can affect our business. Legal requirements are frequently changed and subject to interpretations, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we or our franchisees fail to comply with any present or future laws or regulations, we or they could be subject to future liabilities or a prohibition on the operation of salons and we could be prohibited from offering franchises for sale in certain states.

A number of U.S. states, Canadian provinces, and municipalities in which we do business have recently increased, or are considering increasing, the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages, employment taxes and overtime pay result in an increase in salon operating costs, and the salons' ability to offset these increases through price increases may be limited. In fact, increases in minimum wages have increased salon operating costs over the last five years. In addition, a growing number of states, provinces and municipalities have passed, or are considering passing, requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee's shift as it nears), and other requirements that increase the administrative complexity and cost of managing a workforce. Increases in costs for our franchisees could lead to reduced profitability of salons, which may lead to salon closures. Finally, changes in labor laws designed to facilitate union organizing could increase the likelihood of stylists being subjected to greater organized labor influence. If a significant portion of stylists were to become unionized, it would have an adverse effect on salon operations which adversely impacts our business and financial results.
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
Changes to the U.S., Canada, and U.K.'s economies have an impact on our business. General economic factors that are beyond our control, such as recession, inflation, deflation, tax rates and policy, tariffs, energy costs, unemployment trends, extreme weather patterns, viruses, pandemics, stay-at-home orders, and other casualty events that influence consumer confidence and spending, may impact our business and results of operations. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
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
To support and enhance our franchisees' businesses, we may need to invest in certain unanticipated new capabilities and/or services, and we will need to determine the appropriate amount of investment to optimize the success of our franchisees, while ensuring that the level of investment supports our expected return on those investments. If we are not able to identify the right level of support and effectively deliver those resources to our franchisees, our results of operations and business may be adversely affected. Furthermore, as a franchised business, we may be exposed to additional legal, compliance and operational risks specific to this business model, including the business failure of unproven new salon owners.
Materially increasing the number of salons that we own and operate could expose us to additional risk and adversely affect our financial results.

Previously, we transitioned to a fully franchised business model. However, in connection with the Alline Acquisition, we acquired 314 stores under our Cost Cutters, Holiday Hair, and Supercuts brand names. We now operate 294 salons, or approximately 7.5% of the salons in our system.

Operating salons can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. Operating additional salons inherently increases the operating lease costs, advertising and marketing expenses, professional fees and other expenses. Furthermore, as a result of the Alline Acquisition, we initially increased our number of employees by more than 1,600. This increase in employees may expose us to additional liability and operating costs, such as risks associated with labor shortages, minimum wage requirements, employment taxes, increased overtime pay and benefits, increased costs for insurance, employment and labor liability, and regulatory compliance risks. We could also be subject to additional liability such as property, environmental and other liability as a result of being a direct operator and lessee of additional salons and liability arising from regulatory compliance. Furthermore, it may create additional costs, expose us to additional legal and compliance risks, cause disruption to our business and impact our financial condition and results of operation.

Our salons are dependent on a third-party preferred supplier agreement for merchandise.
We depend on a third-party preferred supplier agreement for merchandise. If our supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, events or circumstances beyond our control, including economic instability and other impactful events and circumstances in the regions in which our supplier and its manufacturers are located, the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and its manufacturers to our salons, transport availability and cost, transport security, inflation and other factors relating to the supplier and the areas in which it operates, may adversely impact our and our franchisees' profitability.
It is important for us and our franchisees to attract, train and retain talented stylists and salon leaders.
Guest loyalty is strongly dependent upon the stylists who serve our guests and the customer experience in our salons. Qualified, trained stylists are key to a memorable guest experience that creates loyal customers. In order to profitably grow our business, it is important for our salons to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Regulations promulgated by the Department of Education, and changes to the Higher Education Act recently enacted as part of the "One Big Beautiful Bill Act" could reduce access to Federal financial aid for beauty schools which could reduce the number of qualified stylists to recruit if licensing requirements are not adjusted. Because the salon industry is highly fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, labor shortages and increases in minimum wage requirements may impact the number of stylists considering careers outside the beauty industry. In most markets, we and our franchisees have experienced a shortage of qualified stylists or a reduction in the hours stylists will work. Offering competitive wages, benefits, education, and training programs are important elements to attracting and retaining qualified stylists. In addition, due to challenges facing the for-profit education industry, cosmetology schools have experienced declines in enrollment, revenues, and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, or if stylists leave the beauty industry, we expect that we and our franchisees would have increased difficulty staffing our salons in some markets. We are making significant investments in programs to attract and retain stylists. If our strategies are not successful in attracting, training, and retaining stylists or in staffing salons, our system-wide sales or the performance of our business could experience periods of volatility or sales could decline and our results of operations could be adversely affected.
Our continued success depends, in part, on the success of our franchisees, which operate independently.
As of June 30, 2025, approximately 92.5% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
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
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition for both guests and stylists, market trends, price competition and disruptions in their markets and business operations due to public health issues, including pandemics, severe weather, and other external events. Our franchisees may be located in areas that are subject to natural disasters such as severe weather and other potential risks and costs associated with the impacts of climate change. Like us, they rely on external vendors for some critical functions and to protect their company data. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially because many of them are small businesses with much more limited access to financing than our Company or by the limited supply of favorable real estate for new salon locations. They may also experience financial distress because of over-leveraging, which could negatively affect our operating results due to delayed or non-payments to us. The bankruptcy, default, abandonment, or breach by or of a franchisee could also expose us to lease liability due to our lease guarantees or subleases as explained previously.
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
As of June 30, 2025, we had 1,049 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord. Business within each of those 1,049 salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to (a) close up to 100 salons per year for any reason, upon payment of certain buyout fees; (b) terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; (c) non-renew the lease agreements if salons fail to reach certain sales thresholds; (d) impose penalties for failing to meet required operation hours; and (e) terminate the lease if the Walmart store is closed. Future franchising activity is dependent upon a continued relationship between us and Walmart, as well as Walmart's approval of our proposed franchisee on a location-by-location basis. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating these salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our salons in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.

Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic through advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are focusing on improving guest experiences to provide brand differentiation and preference as well as ensure our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition, and results of operations may be adversely affected. Additionally, we plan to continue expanding our digital marketing efforts, and the success of those efforts is dependent upon our franchisees’ proper continued use of the Zenoti salon technology platform, accurate and consistent guest data capture, and customers continuing to opt-in to receive marketing messages from us.

Our success depends substantially on the value of our brands.
Our success depends, in large part, on our ability to maintain and enhance the value of our brands, our customers' connection to our brands and a positive relationship with our franchisees. Declining revenue reduces the advertising funds available to invest in the brands and a decline in the Company's investment in its brands could reduce brand awareness and the overall value of our brands. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity, including via social media or if they result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts, or the ordinary course of our or our franchisees' business. Other incidents may arise from events that may be beyond our control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, social issues or otherwise, litigation and claims, security breaches or other fraudulent activities associated with our back-office management or payment systems, and illegal activity targeted at us or others. Consumer demand for our products and services and our brands' value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services. This could result in lower sales and, ultimately, lower royalty income, which could materially and adversely affect our business and operating results.
We rely heavily on our information technology systems for our key business processes. If we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, monitor salon performance, generate payroll information, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches and natural disasters. Certain capabilities or entire systems may become outdated which could limit functionality. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. In addition, our management information systems are developed and maintained by external vendors, including the Zenoti salon technology platform used by our franchisees and company-owned salons. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Any such conduct with respect to our franchisees could also result in litigation.

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
Our vendors are also responsible for the security of certain Company data, as discussed above. If one of our key vendors becomes unable to continue to provide products and services, if their systems fail or are compromised, or if the quality of their systems deteriorates, we may suffer operational difficulties and financial loss.
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
We are implementing a new enterprise resource planning system, and challenges with the planning or implementation of the system may impact our internal control over financial reporting, business and operations.
We are undertaking a multi-year process of implementing an enterprise resource planning (“ERP”) system, which is a major undertaking that will replace most of our existing financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The implementation will require the integration of the new ERP system with existing information systems and business processes. Our ERP planning has required, and the ongoing planning and future implementation of the new ERP will continue to require, investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new ERP system could result in significantly greater capital expenditures and employee time and attention than currently contemplated and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. If we are unable to adequately plan, implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal control over financial reporting. All of the above could result in harm to our reputation or our customers and franchisees, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition and stock price.

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
If we fail to comply with the terms in our existing financing arrangements, such a failure may cause a default under our financing arrangement, which could limit our ability to obtain new replacement financing or additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligation to repay our indebtedness. The impact of significant business disruptions could ultimately impair our ability to comply with our covenants, which could preclude our ability to access our credit facility or accelerate our debt repayment obligation, which is secured by a lien on substantially all of the Company's assets.
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

Failure to attract and retain key personnel, including the Chief Executive Officer, could adversely affect the business and prospects.
On June 20, 2025, our former President, Chief Executive Officer, and Director, Matthew Doctor, resigned from his positions and as a member of our Board of Directors. Our Board of Directors appointed our EVP Brand Operations - Supercuts and Cost Cutters, Jim Lain, to serve as interim President and CEO while the Board conducts a comprehensive search for a permanent successor. Mr. Doctor was available in a support role until August 31, 2025.
Although we intend to hire a qualified candidate for CEO, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could potentially have an adverse effect on our operations or financial condition. Furthermore, in the event we are unable to effect a seamless transition from our Interim CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could have an adverse effect on our operations or financial condition or impede our ability to execute our strategic plan.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and prevent or detect material misstatements due to fraud, which could reduce investor confidence and adversely affect the value of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline, or have other potential adverse consequences. Commencing with our fiscal 2023 audit, and as a result of our smaller reporting company status, we are not required to obtain, nor did we obtain, an audit of our system of internal controls over financial reporting.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in determining our tax provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to the examination of our income tax returns, payroll taxes and other tax matters by the Internal Revenue Service (IRS) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes and payroll tax accruals. There can be no assurances as to the outcome of these examinations. Although we believe our tax estimates are reasonable, the final determination of tax audits, and any related litigation, could be materially different from our historical tax provisions and employment taxes. The results of an audit or litigation could have a material effect on our Consolidated Financial Statements in the period or periods where that determination is made.

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our effective income tax rate, including changes in valuation allowances on our deferred tax assets, changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws or the outcome of income examinations.

Our Board has adopted a Tax Benefits Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances, and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of June 30, 2025, we had approximately $477 million of U.S. federal net operating losses (NOLs) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (Section 382) of the U.S. Internal Revenue Code of 1986, as amended (the Code), and the Treasury Regulations issued thereunder, a corporation that undergoes an "ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, Tax Assets), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an "ownership change” occurs if the percentage of the Company’s stock owned by one or more "five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last "ownership change” experienced by the Company. In the event of such an "ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. With respect to the substantial majority of our Tax Assets, while we have, in recent years, experienced significant changes in the ownership of our stock, we do not believe we have undergone an "ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the IRS will not challenge this position.

On January 28, 2024, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See Note 1 to the Consolidated Financial Statements for additional information on the terms and operation of the Tax Benefits Preservation Plan (the "Plan”), dated as of January 29, 2024, as the same may be amended from time to time, between the Company and Equiniti Trust Company, LLC, as Rights Agent. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company will submit the Extension to its shareholders for ratification at the next annual or special meeting of its shareholders. By extending the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an "ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an "ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an "ownership change” in the future. If we have undergone or, in the future undergo, an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position including but not limited to a change in the valuation allowance on our deferred tax assets.

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

From time to time in the ordinary course of our business operations, we are subject to litigation, including potential class action and single-plaintiff litigation, arbitration and other legal or regulatory proceedings or claims. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could require significant time commitments from our management team and result in substantial costs and diversion of our resources, which may cause an adverse effect on our business, financial condition and revenues. We establish accruals for potential liabilities arising from litigation and other legal or regulatory proceedings or claims when potential liabilities are probable, and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter or in the aggregate. Any resolution of litigation or other legal or regulatory proceedings as well as claims could adversely affect our business, financial condition, or revenues.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We have defined policies and procedures for cybersecurity incident detection, containment, response, and remediation and have adopted physical, technological, and administrative cybersecurity and data privacy controls. The Company established a cybersecurity incident response plan, which includes classification of cybersecurity incidents, to whom to escalate an incident, and when to escalate a cybersecurity incident, including direct communication to the Director of Information Security, Vice President of IT, our President and our Board of Directors. The Audit Committee receives periodic reports on the Company's cybersecurity measures, protections, response plans, etc. The Company regularly conducts risk assessments and tracks remediation to completion. Critical systems are periodically audited against industry standards.
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

Our Director of Information Security directs, coordinates, plans, and organizes information security activities throughout the Company, including leading the development of our cybersecurity risk management strategy. Our Director of Information Security has more than 35 years of relevant IT experience, including 20 years directly managing information security, holds professional certifications including ISC(2)’s Certified Information Systems Security Professional (CISSP—issued 2006) and ISACA’s Certified Information Security Manager (CISM—issued 2006), and has ongoing involvement in various professional organizations, including serving for the last 15 years on the governing body of the Gartner/Evanta Minneapolis CISO summit, and is a member of the Minnesota chapter of ISACA.

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
The Company leases the premises in which approximately 83% of its franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a one to 11-year initial term and one or more five to 10-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant.
In fiscal year 2022, the Company exited its distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah and signed agreements to sublease the facilities in the short-term before a full lease novation in fiscal years 2023 and 2024. The Company also exited its Fremont, California office in fiscal year 2023 and the lease obligation expired on September 30, 2024.
The Company operates all its company-owned salons under lease agreements with original terms of one to five years, generally with the ability to renew at the Company's option, for one or more additional three to five-year periods.
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
Holders
As of August 29, 2025, the Company had approximately 275 shareholders of record. The closing stock price was $22.15 per share on August 29, 2025.
Dividends
In accordance with its capital allocation policy, the Company does not pay cash dividends.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2025, the Company did not repurchase shares. As of June 30, 2025, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
BUSINESS DESCRIPTION
Regis Corporation (the Company) franchises, owns, and operates beauty salons. As of June 30, 2025, the Company franchised or owned 3,941 salons in North America and the United Kingdom. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. As of June 30, 2025, we had 1,777 corporate employees worldwide. See discussion within Part I, Item 1 of this Form 10-K.
In December 2024, the Company acquired the Alline Salon Group (the Alline Acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees, and the salon portfolio provides a testing ground for brand and operational initiatives.
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham Inc. (Zenoti). The
Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. In fiscal year 2024, the Company received an additional $2.0 million of proceeds that had been previously held back for general indemnity provisions. In fiscal year 2025, the Company received $8.5 million in additional proceeds related to salons migrating to Zenoti. The Zenoti migration was successfully completed in fiscal year 2025. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements as discussed in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
The Company shifted its product business from a wholesale model to a third-party distribution model as part of its asset-light transformation. In fiscal year 2022, the Company exited its distribution centers and ceased selling products to franchisees. Franchisees source product from a third-party distribution partner and the Company receives a royalty payment based on franchisee purchases. This change has significantly decreased both the Company's franchise product revenue and general and administrative expense, including the franchise distribution costs discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. In fiscal year 2023, the Company experienced an inventory reserve charge of $1.2 million related to the exit of the distribution centers.

RESULTS OF OPERATIONS
The Company reports its operations in two operating segments: franchise salons and company-owned salons.
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, in fiscal year 2023, the Company received a $1.1 million grant from the state of North Carolina included in Other, net on the Consolidated Statements of Operations in Part II, Item 8, of this Form 10-K.
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In fiscal year 2025, a net 430 franchise salons, excluding any impact from the Alline Acquisition, have closed. An additional 314 salons were acquired as part of the Alline Acquisition, which will reduce future royalty income. The Alline Acquisition will increase future company-owned salon revenue and expenses.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Fiscal Years
	2025	2024	2023

	(Dollars in millions)
System-wide revenue	$1,104.9	$1,179.5	$1,230.5

Supercuts	1.3%	1.6%	6.9%
SmartStyle	(6.1)	(3.5)	(2.5)
Portfolio Brands	(0.6)	2.0	5.5
Total system-wide same-store sales (1)	(0.6)%	0.7%	4.4%
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

	Fiscal Years
	2025	2024	2023	2025	2024	2023	2025	2024

	(Dollars in millions)			% of Total Revenues (1)			(Decrease) Increase

Royalties	$58.2	$64.1	$66.0	27.7%	31.6%	28.4%	(390)	320
Fees	9.7	10.2	11.3	4.6	5.0	4.8	(40)	20
Product sales to franchisees	—	0.5	2.8	—	0.2	1.2	(20)	(100)
Advertising fund contributions	21.9	25.7	31.7	10.4	12.7	13.6	(230)	(90)
Franchise rental income	76.6	95.3	111.4	36.5	46.9	47.7	(1,040)	(80)
Company-owned salon revenue	43.7	7.3	10.1	20.8	3.6	4.3	1,720	(70)

Cost of product sales to franchisees	—	0.4	3.5	N/A	80.0	125.0	N/A	(4,500)
Inventory reserve	—	—	1.2	—	—	0.5	—	(50)
General and administrative	46.8	45.4	50.8	22.3	22.4	21.8	(10)	60
Rent	10.5	5.5	9.2	5.0	2.7	3.9	230	(120)
Advertising fund expense	21.9	25.7	31.7	10.4	12.7	13.6	(230)	(90)
Franchise rent expense	76.6	95.3	111.4	36.5	46.9	47.7	(1,040)	(80)
Company-owned salon expense	31.1	5.1	8.8	14.8	2.5	3.8	1,230	(130)
Depreciation and amortization	3.0	3.9	7.7	1.4	1.9	3.3	(50)	(140)
Long-lived asset impairment	0.4	0.8	0.1	0.2	0.4	—	(20)	40

Operating income (2)	19.9	20.9	8.8	9.5	10.3	3.8	(80)	650

Interest expense	(20.3)	(25.4)	(22.1)	(9.7)	(12.5)	(9.5)	280	(300)
Gain on extinguishment of long-term debt, net	—	94.6	—	—	46.6	—	N/A	N/A
Other, net	1.8	(0.2)	1.4	0.9	(0.1)	0.6	100	(70)

Income tax benefit (expense) (3)	115.5	(0.9)	0.7	55.0	1.0	5.5	N/A	N/A

Income from discontinued operations	6.5	2.0	4.0	3.1	1.0	1.7	210	(70)

Net income (loss) (2)	123.5	91.1	(7.4)	58.8	44.9	(3.2)	1,390	4,810
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

Fiscal Year Ended June 30, 2025, Compared with Fiscal Year Ended June 30, 2024
Royalties
During fiscal year 2025, royalties decreased $5.9 million, or 9.2%, mainly due to a decrease in franchise salon count primarily caused by franchise salon closures and the Alline Acquisition.
Fees
During fiscal year 2025, fees decreased $0.5 million, or 4.9%, primarily due to salon closures and lower rebate fees from franchise product vendors, offset partially by terminated franchise fees related to the acquisition of the Alline salons.
Product Sales to Franchisees
Product sales to franchisees decreased $0.5 million, or 100.0%, during fiscal year 2025, due to the Company's shift in its product business to a third-party distribution model.
Advertising Fund Contributions
Advertising fund contributions decreased $3.8 million, or 14.8%, during fiscal year 2025, primarily due to the decrease in franchise salon count and a decrease in advertising fund contribution rates.
Franchise Rental Income
During fiscal year 2025, franchise rental income decreased $18.7 million, or 19.6%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Revenue
During fiscal year 2025, company-owned salon revenue increased $36.4 million, or 498.6%, due primarily to the Alline Acquisition.
Cost of Product Sales to Franchisees
Cost of product sales to franchisees decreased $0.4 million, or 100.0%, as a result of the Company's shift in its product business to a third-party distribution model.
General and Administrative
The increase of $1.4 million, or 3.1%, in general and administrative expense during fiscal year 2025 was primarily due to acquisition related costs of $1.4 million, as well as operating expenses related to Alline, offset partially by company-wide cost saving measures.
Rent
The increase of $5.0 million, or 90.9%, in rent expense during fiscal year 2025 was primarily due to Alline Acquisition salon rent expense.
Advertising Fund Expense
Advertising fund expense decreased $3.8 million, or 14.8%, during fiscal year 2025, primarily due to the decrease in franchise salon count and a decrease in advertising fund contribution rates.

Franchise Rent Expense
During fiscal year 2025, franchise rent expense decreased $18.7 million, or 19.6%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Expense
Company-owned salon expense increased $26.0 million, or 509.8%, during fiscal year 2025, as a result of the strategic Alline Acquisition.
Depreciation and Amortization
The decrease of $0.9 million, or 23.1%, in depreciation and amortization during fiscal year 2025 was primarily due to company-owned salon closures, partially offset by the Alline Acquisition.
Long-Lived Asset Impairment
The Company recorded long-lived asset impairment charges of $0.4 million and $0.8 million in fiscal years 2025 and 2024, respectively. The decrease in long-lived asset impairment was primarily due to more right-of-use assets being impaired in fiscal year 2024 resulting from subleasing excess corporate office space to unrelated third parties.
Interest Expense
The $5.1 million decrease in interest expense during fiscal year 2025 was primarily due to less debt outstanding.
Gain on Extinguishment of Long-Term Debt, Net
In June 2024, the Company recorded a gain of $94.6 million related to the extinguishment of long-term debt. Additionally, the net gain includes the write off of paid-in-kind interest accruals and the write off of unamortized debt financing fees.
Other, Net
Other, net improved $2.0 million in fiscal year 2025, primarily due to unclaimed property and corporate office sublease income.
Income Tax Benefit (Expense)
During fiscal year 2025, the Company recognized an income tax benefit of $115.5 million with a corresponding effective tax rate of (7,519.3)% primarily due to the partial release of the valuation allowance on our deferred tax assets, compared to recognizing an income tax expense of $0.9 million, with a corresponding effective tax rate of 1.0% during fiscal year 2024. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income from Discontinued Operations, net of tax
The Company recorded income from discontinued operations, net of tax of $6.5 million and $2.0 million in fiscal years 2025 and 2024, respectively. Income in fiscal year 2025 is due to proceeds from the sale of OSP related to the number of salons migrating to the Zenoti platform, partially offset by a non-cash income tax expense allocated to discontinued operations, and income in fiscal year 2024 is due to the receipt of sales proceeds related to the sale of OSP that had previously been held back for general indemnity provisions. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise salons and company-owned salons. See Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2025	2024	2023	2025	2024

	(Dollars in millions)			(Decrease) Increase (1)

Royalties	$58.2	$64.1	$66.0	$(5.9)	$(1.9)
Fees	9.7	10.2	11.3	(0.5)	(1.1)
Product sales to franchisees	—	0.4	2.8	(0.4)	(2.4)
Advertising fund contributions	21.9	25.7	31.7	(3.8)	(6.0)
Franchise rental income	76.6	95.3	111.4	(18.7)	(16.1)
Total franchise revenue (1)	$166.4	$195.7	$223.2	$(29.3)	$(27.5)

Franchise same-store sales (2)	(0.6)%	0.6%	4.4%

Franchise adjusted EBITDA	$28.4	$27.8	$25.1	$0.6	$2.7
Total franchise salons	3,647	4,391	4,795	(744)	(404)
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
Fiscal Year Ended June 30, 2025, Compared with Fiscal Year Ended June 30, 2024
Franchise Revenue
Franchise revenue decreased $29.3 million during fiscal year 2025. The decrease in franchise revenue was primarily due to the decrease in franchise rental income, royalties, and advertising fund collections as a result of lower salon count, primarily driven by the Alline portfolio moving to the Company-owned segment. During fiscal year 2025, franchisees constructed (net of relocations) and closed 18 and 448 franchise salons, respectively.
Franchise Adjusted EBITDA
During fiscal year 2025, franchise adjusted EBITDA totaled $28.4 million, an improvement of $0.6 million compared to fiscal year 2024. The improvement is primarily due to a decrease in general and administrative expense, partially offset by lower royalties and fees.

Company-Owned Salons

	Fiscal Years
	2025	2024	2023	2025	2024

	(Dollars in millions)			Increase (Decrease) (1)

Total revenue	$43.7	$7.3	$10.1	$36.4	$(2.8)
Company-owned salon adjusted EBITDA	$3.2	$(0.3)	$(1.8)	$3.5	$1.5
Total company-owned salons	294	17	68	277	(51)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Fiscal Year Ended June 30, 2025, Compared with Fiscal Year Ended June 30, 2024
Company-Owned Salon Revenue
Company-owned salon revenue improved $36.4 million in fiscal year 2025, primarily due to the Alline Acquisition, partially offset by the closure of loss-generating company-owned salons.
Company-Owned Salon Adjusted EBITDA
During fiscal year 2025, company-owned salon adjusted EBITDA improved $3.5 million, primarily due to the Alline Acquisition, partially offset by the wind-down of underperforming company-owned stores.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
In June 2024, the Company entered into a new credit agreement with TCW Asset Management Company, LLC, and MidCap Financial Trust, which matures in June 2029 (the 2024 Credit Agreement). In addition to a $10.0 million minimum liquidity covenant, the agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. The agreement was amended in December 2024 in connection with the Alline Acquisition (the December 2024 Amendment). See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our borrowing agreements are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand, and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in June 2029.
As of June 30, 2025, cash and cash equivalents were $17.0 million, with $16.0 million and $1.0 million within the United States and Canada, respectively.
As of June 30, 2025, the Company's borrowing arrangements include a $118.9 million term loan, $5.4 million of paid-in-kind interest, and a $25.0 million revolving credit facility with a $10.0 million minimum liquidity covenant that expires in June 2029. As of June 30, 2025, the unused available credit under the revolving credit facility was $19.0 million and total liquidity per the agreement was $25.9 million. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
Cash Requirements
The Company's most significant contractual cash requirements as of June 30, 2025, were lease commitments and interest payments. See Notes 6 and 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further detail.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2025, cash provided by operating activities was $13.7 million. Cash provided by operations improved year over year due primarily to an $8.4 million build in restricted ad fund cash, our lower cost structure, less cash used for working capital, and lower cash interest.
Cash Flows from Investing Activities
During fiscal year 2025, cash used in investing activities of $11.5 million was primarily related to $18.6 million used in the Alline Acquisition, partially offset by $8.5 million received related to the sale of OSP.
Cash Flows from Financing Activities
During fiscal year 2025, cash provided by financing activities of $3.6 million was primarily a result of proceeds from issuance of long-term debt, partially offset by net payments on the revolving credit facility.

Financing Arrangements
Financing activities are discussed in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consist of the following:

	Twelve months ended		June 30,
	2025	2024	2025	2024

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	9.14%	9.68%	$118,875	$105,000
Deferred financing fees			(12,174)	(14,244)
Paid-in-kind interest			5,376	53
Term loan, net			112,077	90,809
Revolving credit facility (1)	9.14%	9.68%	1,030	10,237
Fair value of warrants issued to lenders			(2,314)	(1,501)
Total debt, net			$110,793	$99,545
less: Long-term debt, current portion			(1,100)	—
Long-term debt, net			$109,693	$99,545
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029.

In June 2024, the Company entered into a new credit agreement between TCW Asset Management Company, LLC, and MidCap Financial Trust Company which includes a $25.0 million revolving credit facility, a term loan of $105.0 million with a $10.0 million minimum liquidity covenant that expires in June 2029. On December 19, 2024, the Company amended the 2024 Credit Agreement for an additional $15.0 million term loan. The 2024 Credit Agreement, as amended, includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. As of June 30, 2025, the unused available credit under the revolving credit facility was $19.0 million, outstanding letters of credit were $6.0 million, and total liquidity per the agreement was $25.9 million. The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The agreement utilizes an interest rate margin that is subject to change year-over-year. The margin applicable to the new term loan and revolving credit facility is subject to change based on the Company's total leverage ratio, remeasured at a specific point during the year. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The margin applicable to any letter of credit is 5.25% and paid currently in cash. See additional discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity (deficit) at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization (1)

2025	40.3%
2024	67.0%
2023	125.1%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the right-of-use (ROU) asset.
The decrease in the debt to capitalization ratio as of June 30, 2025, compared to June 30, 2024, was primarily due to higher total shareholder's equity as of June 30, 2025, as a result of earnings during the 2025 period.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our 2024 Credit Agreement, as amended, at June 30, 2025.
Non-current deferred benefits of $5.6 million includes $1.6 million related to a non-qualified deferred salary plan, a salary deferral program of $1.6 million and a bonus deferral plan of $2.4 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
As of June 30, 2025, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Off-Balance Sheet Arrangements
Under the 2024 Credit Agreement, as amended, the margin applicable to any letter of credit is 5.25% and is paid currently in cash. See Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2025. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Dividends
The Company has not declared a quarterly dividend payment since December 2013.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2025, the Company did not repurchase shares. As of June 30, 2025, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
Goodwill
As of June 30, 2025, and 2024, the franchise reporting unit had $173.2 million and $173.1 million of goodwill, respectively, and the company-owned segment had $10.3 million goodwill relating to the Alline Acquisition as of June 30, 2025. See Note 5 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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

Long-Lived Assets, Excluding Goodwill
The Company follows the guidance in ASC 360, Property, Plant, and Equipment and applies the guidance to property, plant, and equipment as well as right of use (ROU) assets. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2025, 2024, and 2023 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2025.
During fiscal years 2025, 2024, and 2023, the Company recognized long-lived asset impairment charges of $0.4 million, $0.8 million, and $0.1 million, respectively, related to ROU assets on the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
The Company has a valuation allowance on its deferred tax assets amounting to $60.5 million and $181.8 million at June 30, 2025, and 2024, respectively.

Significant changes to the valuation allowance that occurred during fiscal year 2025 are as follows:

•We have determined that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable as of June 30, 2025. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, recent historical income and losses, future growth, forecasted earnings and expected future taxable income. As of June 30, 2025, we achieved three years of cumulative U.S. income when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable. As such, we released $110.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. A valuation allowance will remain on certain U.S. tax credit carryforwards and state deferred tax assets in which we have concluded that it is more likely than not that they will expire unused.

•We have determined that it is more likely than not that a portion of our Canadian deferred tax assets will be realizable as of June 30, 2025, and released $6.1 million of our Canadian valuation allowance.

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
Interest Rate Risk:
The Company's interest payments are based on the SOFR, such that a hypothetical 100 basis point increase or decrease in the SOFR will have an impact on our annual cash flows of approximately $1.2 million annually. As of June 30, 2025, the Company had outstanding variable rate debt of $125.3 million, and the Company did not have any outstanding interest rate swaps. SOFR variability does not impact our letters of credit, which are charged at a fixed rate of 5.25%.
Foreign Currency Exchange Risk:
Over 90% of the Company's operations are transacted in U.S. dollars. However, because a portion of the Company's operations consist of activities outside of the U.S., the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2025, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2025, 2024, and 2023, the Company recorded foreign currency losses of $0.1 million, $0.5 million, and $0.3 million in income (loss) from continuing operations, respectively, in the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Regis Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Realizability of deferred tax assets

As described further in Note 1 and 10 to the consolidated financial statements, the Company recognized a change in the deferred tax asset valuation allowance of $116.3 million during the year ended June 30, 2025 primarily related to a partial release of its valuation allowance. Deferred tax assets are reduced by a valuation allowance, if based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During the year ended June 30, 2025, the Company released $116.3 million of its previously recorded valuation allowance. The Company considered the achievement three years of cumulative income as well as forecasted income to be significant positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a partial release of the valuation allowance. We identified the release of a portion of the Company’s valuation allowance as a critical audit matter.

The principal consideration for our determination that the partial release of its valuation allowance is a critical audit matter is that auditing management’s assessment of the realizability of the Company’s deferred tax assets involved complex judgments due to the significant assumptions required in measuring the future utilization of deferred tax assets.

Our audit procedures related to the partial release of the valuation allowance included the following, among others.

•We analyzed the significant assumptions used by management, including forecasted revenue and forecasted income to (1) historical results, and (2) current industry trends and evaluated whether economic trends and other factors support the significant assumptions.

•We evaluated management’s historical ability to forecast income.
•We evaluated whether the estimates of forecasted income were consistent with evidence obtained in other areas of the audit.
•With the assistance of professionals with specialized skills and knowledge, we evaluated (1) the application of tax laws in the Company’s scheduling of the release of existing taxable temporary differences and carryforward amounts, and (2) the ability to utilize the deferred tax assets.

Goodwill Quantitative Impairment Assessment – Franchise Reporting Unit

As described further in Note 1 to the consolidated financial statements, the Company’s goodwill balance attributable to their Franchise reporting unit was $173.2 million as of June 30, 2025. Management performed the Company’s annual quantitative impairment assessment for the Franchise reporting unit as of April 30, 2025, to test goodwill for impairment. As a result of the assessment performed, the Company determined that the fair value of the Franchise reporting unit was more likely than not greater than the carrying value of the reporting unit as of April 30, 2025. We identified the goodwill quantitative impairment assessment of the Franchise reporting unit as a critical audit matter.

The principal considerations for our determination that the goodwill quantitative impairment assessment of the Franchise reporting unit is a critical audit matter are that subjective auditor judgment was required to evaluate: (1) the assumptions used by management engaged professionals with specialized skills and knowledge, including the accuracy of data provided to management’s specialist to determine the fair value; and (2) the assumptions used by management to calculate the undiscounted cash flows, including assumptions of franchisee store openings and closures.

Our audit procedures related to the annual goodwill quantitative impairment assessment of the Franchise reporting unit included the following, among others.

•We analyzed the significant assumptions used by management, including forecasted revenue and forecasted income to (1) historical results, and (2) current industry trends and evaluated whether economic trends and other factors support the significant assumptions.
•We evaluated management’s historical ability to forecast income.
•We evaluated whether the estimates of forecasted income were consistent with evidence obtained in other areas of the audit.
•With the assistance of professionals with specialized skill and knowledge, we tested management’s process for calculating the goodwill impairment assessment, including the reasonableness of the valuation methodology and certain significant assumptions used in the calculations including the discount rate applied to the estimated future cash flows.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Minneapolis, Minnesota
September 3, 2025

REGIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$16,959	$10,066
Receivables, net	9,473	9,434
Inventory	2,798	818
Other current assets	21,254	21,732
Total current assets	50,484	42,050

Property and equipment, net	10,085	3,664
Goodwill (Note 5)	183,436	173,146
Other intangibles, net	5,830	2,427
Right of use asset (Note 6)	229,861	287,912
Deferred tax asset (Note 10)	102,504	—
Other assets	16,757	21,297
Total assets	$598,957	$530,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,837	$12,747
Accrued expenses	19,066	21,644
Long-term debt, current portion (Note 8)	1,100	—
Short-term lease liability (Note 6)	60,685	69,127
Total current liabilities	101,688	103,518

Long-term debt, net (Note 8)	109,693	99,545
Long-term lease liability (Note 6)	179,280	230,607
Other non-current liabilities	22,680	40,039
Total liabilities	413,341	473,709
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,435,981 and 2,279,948 common shares as of June 30, 2025, and 2024, respectively	122	114
Additional paid-in capital	75,243	69,660
Accumulated other comprehensive income	8,286	8,584
Retained earnings (deficit)	101,965	(21,571)
Total shareholders' equity	185,616	56,787
Total liabilities and shareholders' equity	$598,957	$530,496
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2025	2024	2023

Revenues:
Royalties	$58,163	$64,098	$65,981
Fees	9,717	10,189	11,266
Product sales to franchisees	—	451	2,802
Advertising fund contributions	21,924	25,663	31,747
Franchise rental income (Note 6)	76,599	95,258	111,441
Company-owned salon revenue	43,731	7,323	10,089
Total revenue	210,134	202,982	233,326
Operating expenses:
Cost of product sales to franchisees	—	436	3,540
Inventory reserve	—	—	1,228
General and administrative	46,764	45,387	50,751
Rent (Note 6)	10,487	5,525	9,196
Advertising fund expense	21,924	25,663	31,747
Franchise rent expense (Note 6)	76,599	95,258	111,441
Company-owned salon expense (Note 1)	31,103	5,080	8,827
Depreciation and amortization	2,966	3,945	7,716
Long-lived asset impairment (Note 1)	352	798	101
Total operating expenses	190,195	182,092	224,547

Operating income	19,939	20,890	8,779

Other (expense) income:
Interest expense	(20,252)	(25,393)	(22,141)
Gain on extinguishment of long-term debt, net	—	94,611	—
Other, net	1,849	(172)	1,364

Income (loss) from operations before income taxes	1,536	89,936	(11,998)

Income tax benefit (expense)	115,496	(869)	655

Income (loss) from continuing operations	117,032	89,067	(11,343)

Income from discontinued operations, net of income taxes (Note 3)	6,504	1,993	3,958

Net income (loss)	$123,536	$91,060	$(7,385)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$49.51	$38.08	$(4.88)
Income from discontinued operations	2.75	0.85	1.70
Net income (loss) per share, basic (1)	$52.26	$38.93	$(3.18)
Diluted:
Income (loss) from continuing operations	$43.67	$37.50	$(4.88)
Income from discontinued operations	2.43	0.84	1.70
Net income (loss) per share, diluted (1)	$46.10	$38.34	$(3.18)

Weighted average common and common equivalent shares outstanding:
Basic	2,364	2,339	2,323
Diluted	2,680	2,375	2,323
_____________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Years
	2025	2024	2023

Net income (loss)	$123,536	$91,060	$(7,385)
Other comprehensive loss, net of tax:
Net current period foreign currency translation adjustments	(177)	(321)	(448)
Recognition of deferred compensation	(121)	(118)	16
Other comprehensive loss	(298)	(439)	(432)
Comprehensive income (loss)	$123,238	$90,621	$(7,817)
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount

Balance, June 30, 2022	2,275,029	$114	$64,724	$9,455	$(105,246)	$(30,953)
Net loss	—	—	—	—	(7,385)	(7,385)
Foreign currency translation (Note 1)	—	—	—	(448)	—	(448)
Stock-based compensation	—	—	2,077	—	—	2,077
Recognition of deferred compensation (Note 11)	—	—	—	16	—	16
Net restricted stock activity	2,799	—	(37)	—	—	(37)
Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	91,060	91,060
Foreign currency translation (Note 1)	—	—	—	(321)	—	(321)
Stock-based compensation	—	—	1,622	—	—	1,622
Recognition of deferred compensation (Note 11)	—	—	—	(118)	—	(118)
Net restricted stock activity	2,120	—	(18)	—	—	(18)
Stock warrants issued in connection with debt (2)	—	—	1,292	—	—	1,292
Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net income	—	—	—	—	123,536	123,536
Foreign currency translation (Note 1)	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	1,413	—	—	1,413
Net restricted stock activity	15,481	1	(75)	—	—	(74)
Recognition of deferred compensation (Note 11)	—	—	—	(121)	—	(121)
Common stock issued in connection with Alline acquisition (1)	140,552	7	2,993	—	—	3,000
Stock warrants issued in connection with debt (2)	—	—	1,252	—	—	1,252
Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
_______________________________________________________________________________
(1)     This activity represents the common stock issued in connection with the Alline Acquisition on December 19, 2024. See Note 16 for additional details.
(2)    This activity represents the stock warrants issued in connection with the new credit facility agreement and amendment. Stock warrant value shown net of allocated financing costs. See Note 8 and Note 14 for additional details.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2025	2024	2023

Cash flows from operating activities:
Net income (loss)	$123,536	$91,060	$(7,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of OSP (Note 3)	(8,396)	(2,000)	(4,562)
Depreciation and amortization (Note 1)	2,876	3,403	7,189
Long-lived asset impairment	352	798	101
Deferred income taxes	(113,891)	519	(8)
Inventory reserve	—	—	1,228
Non-cash interest	5,299	3,418	3,790
Gain on extinguishment of long-term debt, net	—	(94,611)	—
Stock-based compensation	1,940	1,558	2,316
Amortization of debt discount and financing costs	3,418	2,987	2,891
Other non-cash items affecting earnings	(202)	432	155
Changes in operating assets and liabilities (1):
Receivables	(37)	848	943
Inventories	871	851	(182)
Income tax receivable	(137)	1,230	(577)
Other current assets	402	(466)	850
Other assets	4,402	5,829	6,818
Ad fund	8,363	(2,435)	1,781
Accounts payable	(504)	831	(2,278)
Accrued expenses	(5,289)	(4,812)	(6,151)
Net lease liabilities	(2,073)	(1,942)	(4,991)
Other non-current liabilities	(7,186)	(9,538)	(9,817)
Net cash provided by (used in) operating activities:	13,744	(2,040)	(7,889)
Cash flows from investing activities:
Capital expenditures	(1,295)	(376)	(481)
Net proceeds from sale of OSP	8,463	2,000	4,500
Business acquisitions, net of cash acquired and certain obligations assumed	(18,621)	—	—
Net cash (used in) provided by investing activities:	(11,453)	1,624	4,019
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	105,000	—
Repayments of long-term debt	(1,125)	(96,499)	(11,083)
Borrowings on revolving credit facility	4,326	14,238	13,357
Repayments of revolving credit facility	(13,534)	—	—
Debt refinancing fees	(1,003)	(14,360)	(4,383)
Taxes paid for shares withheld	(75)	(16)	(36)
Net cash provided by (used in) financing activities:	3,589	8,363	(2,145)
Effect of exchange rate changes on cash and cash equivalents	13	(31)	(53)
Increase (decrease) in cash, cash equivalents and restricted cash	5,893	7,916	(6,068)
Cash, cash equivalents and restricted cash:
Beginning of year	29,312	21,396	27,464
End of year	$35,205	$29,312	$21,396
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation franchises and owns hair care salons, primarily in North America. The business is evaluated in two segments, franchise salons and company-owned salons. Franchise salons in operation decreased from 4,391 at June 30, 2024, to 3,647 at June 30, 2025. Company-owned salons in operation increased from 17 at June 30, 2024, to 294 at June 30, 2025, primarily due to the Company's strategic acquisition of Alline Salon Group as described below. See Note 15 and Note 16 to the Consolidated Financial Statements for information regarding our Segments and Acquisitions, respectively. Salons are located in leased space in strip center locations, malls, or Walmart stores.
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Under the terms of the agreement, the Company paid cash consideration of approximately $19 million, stock consideration valued at $3.0 million, and additional amounts for working capital adjustments and transaction-related fees. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the fiscal year ended June 30, 2025, include the results of Alline subsequent to the December 19, 2024, acquisition date.
Acquisition-Related Costs:
Acquisition-related costs of $1.4 million were incurred during the fiscal year ended June 30, 2025, and primarily represent third-party consulting and legal expenses associated with the acquisition of Alline completed on December 19, 2024. These costs were recorded within general and administrative expenses in the Consolidated Statements of Operations for the year ended June 30, 2025.
COVID-19 Impact:
The global coronavirus pandemic (COVID-19) had an adverse impact on operations. As a result, the Company received funds in prior years, including a grant from the state of North Carolina of $1.1 million in fiscal year 2023, which was recorded within Other, net on the Consolidated Statements of Operations. No funds were received in fiscal years 2025, or 2024.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidates variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE. As of June 30, 2025, the Company has no VIE's where the Company is the primary beneficiary.
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
Cash, Cash Equivalents and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2025, and 2024.
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

	June 30,
	2025	2024

	(Dollars in thousands)
Cash and cash equivalents	$16,959	$10,066
Restricted cash, included in other current assets	18,246	19,246
Total cash, cash equivalents and restricted cash	$35,205	$29,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Credit Losses:
The receivable balance on the Company's Consolidated Balance Sheets primarily includes accounts and notes receivable from franchisees and credit card receivables. The balance is presented net of an allowance for credit losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for credit losses is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2025, and 2024, the allowance for credit losses was $5.0 million and $6.2 million, respectively. See Note 2 to the Consolidated Financial Statements.
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
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. In fiscal year 2021, the Company announced it would transition away from its wholesale product distribution model in favor of a third-party distribution model. As a result, the Company exited its two distribution centers in fiscal year 2022 and previously stored inventory at a third-party facility through the second quarter of fiscal year 2024. To facilitate the exit of the distribution centers, the Company sold inventory at discounts. The inventory valuation reserve as of June 30, 2025, and 2024 was $0.0 million and $0.3 million, respectively. During fiscal year 2023, the Company recorded a total inventory reserve charge of $1.2 million, which was recorded in inventory reserve in the Consolidated Statements of Operations.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 10 years or lease life for improvements and three to 10 years or lease life for equipment, furniture, and software). Depreciation expense was $2.6 million, $3.7 million, and $7.4 million in fiscal years 2025, 2024, and 2023, respectively. Depreciation expense for fiscal years 2025, 2024, and 2023 includes $0.1 million, $0.5 million, and $1.0 million of asset retirement obligations, respectively, which are cash expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right of Use Asset, Lease Liabilities and Rent Expense:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and corporate facilities under operating leases. The original terms of the salon leases range from one to 11 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2025, 2024, and 2023 resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the ROU asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2025.
During fiscal years 2025, 2024, and 2023, the Company recognized long-lived asset impairment charges of $0.4 million, $0.8 million, and $0.1 million, respectively, related to ROU assets on the Consolidated Statements of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the ROU assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As further described in Note 16, the acquisition of Alline resulted in the recognition of approximately $10.3 million in goodwill, which was assigned to the company-owned operating segment.
As of June 30, 2025, and 2024, the franchise reporting unit had goodwill of $173.2 million and $173.1 million, respectively, and the company-owned reporting unit had $10.3 million and $0.0 million goodwill as of June 30, 2025, and 2024, respectively. See Note 5 to the Consolidated Financial Statements for changes to the goodwill balance. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2025
The Company engaged a third-party valuation specialist to perform its annual impairment assessment as of April 30. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the reporting units. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair values. The results of this assessment indicated that the estimated fair values of the Company's franchise and company-owned reporting units exceeded the carrying values, resulting in no goodwill impairment charge.
The company-owned reporting unit had substantial headroom and the franchise reporting unit had headroom of approximately 5%. The fair value of the franchise reporting unit was determined based on a discounted cash flow analysis and comparable market multiples. The assumptions used in determining fair value were the number of salons in operation, projected salon generated royalties, projected salon closures, projected salon development, weighted average cost of capital, general and administrative expenses and utilization of net operating loss benefits. We selected the assumptions by considering our historical financial performance and trends, historical same store sales, and estimated same store sales. The preparation of our fair value estimate includes uncertain factors and requires significant judgments and estimates which are subject to change. A 100 basis point increase in our weighted average cost of capital within the franchise reporting unit would result in a reduction in headroom to approximately 3%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other uncertain factors or events exist which may result in a future triggering event and require us to perform an interim impairment analysis with respect to the carrying value of goodwill for the franchise reporting unit prior to our annual assessment. These internal and external factors include but are not limited to the following:
•Changes in the company-owned and franchise salon strategy,
•Future market earnings multiples deterioration,
•Our financial performance falls short of our projections due to internal operating factors,
•Economic recession,
•Reduced salon traffic,
•Deterioration of industry trends,
•Increased competition,
•Inability to reduce general and administrative expenses, or
•Other factors causing our cash flow to deteriorate.
If the triggering event analysis indicates the fair value of the franchise reporting unit has potentially fallen below the 5% headroom, we may be required to perform an updated impairment assessment which may result in a non-cash impairment charge to reduce the carrying value of goodwill.
As of June 30, 2025, the Company's estimated fair value, as determined by the sum of our reporting units' fair values, fell within a reasonable range of our market capitalization, which included an assumed control premium of 23.7%.
Assessing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, or if there are significant changes to the Company's planned strategy for franchise salons, the Company may be exposed to future impairment losses that could be material.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2025, 2024, and 2023, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $0.8 million, $0.9 million, and $1.4 million, respectively. The Company updates loss projections bi-annually and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2025, the Company had $1.2 million and $3.5 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2024, the Company had $1.7 million and $4.7 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.

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
Franchise rental income - Rental income earned as a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees.
Company-owned salon revenue - Service revenue and revenue derived from sales of product in company-owned salons.
Cost of product sales to franchisees - Direct cost of inventory and freight and other costs of sales.
Franchise rental expense - Expense incurred as a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees.
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
The Company's advertising costs included in the Consolidated Statements of Operations consist of the following:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Advertising fund contributions from franchisees	$21,924	$25,663	$31,747
Advertising fund contributions from company-owned salons (1)	545	70	105
Corporate funded advertising costs (1) (2)	209	(28)	264
Total advertising costs	$22,678	$25,705	$32,116
_____________________________________________________________________________
(1)Included in general and administrative in the Consolidated Statements of Operations.
(2)Corporate funded advertising costs for fiscal year 2024 relates to a credit received.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheets. As of June 30, 2025, approximately $17.4 million, and as of June 30, 2024, approximately $8.8 million, representing the advertising funds' assets and liabilities, were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheets.

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

On June 24, 2024, Regis entered into a new credit agreement with a variable interest rate based on SOFR plus margin which was amended on December 19, 2024. The margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. See additional discussion in Note 8 to the Consolidated Financial Statements.

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
The Company has a valuation allowance on its deferred tax assets of $60.5 million and $181.8 million at June 30, 2025, and 2024, respectively.
Significant changes to the valuation allowance which occurred during fiscal year 2025 are as follows:

•We have determined that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable as of June 30, 2025. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, recent historical income and losses, future growth, forecasted earnings and future taxable income. As of June 30, 2025, we achieved three years of cumulative U.S. income when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable. As such, we released $110.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. A valuation allowance will remain on certain US tax credit carryforwards and state deferred tax assets in which we have concluded that it is more likely than not that they will expire unused.

•We have determined that it is more likely than not that a portion of our Canadian deferred tax assets will be realizable as of June 30, 2025, and released $6.1 million of our Canadian valuation allowance.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income (Loss) Per Share:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock awards. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities, including warrants issued in connection with the Company's credit agreement. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share.
Comprehensive Income (Loss):
Components of comprehensive income (loss) include net income (loss), foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity (deficit).
Foreign Currency Translation:
The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Consolidated Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity (deficit). Consolidated Statements of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2025, 2024, and 2023, the Company recorded foreign currency losses of $0.1 million, $0.5 million, and $0.3 million in income (loss) from continuing operations, respectively, in the Consolidated Financial Statements.
Accounting Standards Recently Adopted by the Company:
On June 30, 2025 the Company adopted Accounting Standards Update (ASU) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and shall be applied prospectively. The Company is evaluating the standard and determining the extent of additional disclosures that will be required.
In November 2024, the FASB issued the ASC 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement of Expenses" which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and typically recognized over 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
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
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2025	June 30, 2024	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$7,378	$6,887	Receivable, net
Broker fees	5,997	9,369	Other assets

Deferred revenue:
Current
Gift card liability	$476	$366	Accrued expenses
Deferred franchise fees open salons	3,832	4,738	Accrued expenses
Total current deferred revenue	$4,308	$5,104
Non-current
Deferred franchise fees unopened salons	$1,475	$1,783	Other non-current liabilities
Deferred franchise fees open salons	9,394	14,972	Other non-current liabilities
Total non-current deferred revenue	$10,869	$16,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables relate primarily to payments due for royalties, advertising fees, rent, franchise product sales, and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected credit losses (i.e., doubtful accounts), related to receivables from franchisees. Management estimates the allowance based on the age of the receivable and creditworthiness of the franchisee. The following table is a rollforward of the allowance for credit losses for the periods indicated:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$6,227	$7,297
Provision for doubtful accounts (1)	3,040	538
Provision for franchisee rent (2)	790	1,538
Recoveries	(2,266)	47
Other	78	(75)
Write-offs	(2,854)	(3,118)
Balance at end of period	$5,015	$6,227
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

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$9,369	$12,471
Amortization	(2,313)	(2,749)
Write-offs	(1,059)	(353)
Balance at end of period	$5,997	$9,369
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for fiscal years 2025, 2024, and 2023 was $6.8 million, $6.5 million, and $6.7 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2025, is as follows (in thousands):

2026	$3,769
2027	3,311
2028	2,649
2029	2,190
2030	895
Thereafter	412
Total	$13,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     DISCONTINUED OPERATIONS
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received $13.0 million in proceeds in June 2022 and received an additional $5.0 million in proceeds in fiscal year 2023, offset by a $0.5 million transaction fee. In fiscal year 2024, the Company received $2.0 million of proceeds that had been previously held back for general indemnity provisions. In fiscal year 2025, the Company received additional proceeds of $8.5 million related to the number of salons migrating to Soham's Zenoti product. Cash (used in) provided by investing activities for the years ended June 30, 2025, 2024, and 2023, includes $8.5 million, $2.0 million, and $4.5 million respectively, of cash from discontinued operations.
The following summarizes the results of discontinued operations for the periods presented:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Discontinued operations:
Fees	$—	$—	$(226)
General and administrative	—	—	(27)
Rent	—	—	(351)
Gain from sale of OSP	8,396	1,993	4,562
Income from discontinued operations, before taxes	8,396	1,993	3,958
Income tax expense from discontinued operations (1)	(1,892)	—	—
Income from discontinued operations, net of tax	$6,504	$1,993	$3,958
_______________________________________________________________________________
(1)     Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. The tax expense in fiscal year 2025 is due to a GAAP and tax difference in timing of the gain recognition and does not reflect a current or cash tax liability. There was no tax impact in fiscal years 2024, or 2023, due to a valuation allowance.
The following summarizes the gain from the sale of OSP for the periods presented:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Cash proceeds	$8,463	$2,000	$5,000
Software write-off (1)	—	—	(64)
Hardware write-down (2)	—	—	(367)
Other, net, including professional fees	(67)	(7)	(7)
Gain from sale of OSP	$8,396	$1,993	$4,562
_______________________________________________________________________________
(1)Write-off of internally developed capitalized software.
(2)Prior to the sale, hardware used to run OSP was sold to franchisees. As a result of the sale, the Company wrote down the value of the hardware to its net realizable value and the charge is included in the gain on the sale of OSP.
The Company exited its office space in Fremont, California, but was liable for lease payments through September 2024. The related liability is included in accrued expenses as of June 30, 2024, in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2025	2024

	(Dollars in thousands)
Other current assets:
Prepaid assets	$1,362	$684
Restricted cash	18,246	19,246
Other	1,646	1,802
Total other current assets	$21,254	$21,732

Property and equipment:
Buildings and improvements	$2,374	$2,374
Equipment, furniture, and leasehold improvements	11,825	5,574
Internal use software	9,395	19,695
Total property and equipment	23,594	27,643
Less accumulated depreciation and amortization	(13,509)	(23,979)
Total property and equipment, net	$10,085	$3,664

Accrued expenses:
Payroll and payroll related costs	$4,661	$4,611
Insurance	1,313	1,733
Interest expense	36	239
Rent and related real estate costs	2,105	3,237
Gift card liability	476	366
Deferred revenue	3,832	4,738
Other	6,643	6,720
Total accrued expenses	$19,066	$21,644

Other non-current liabilities:
Deferred income taxes	$—	$11,402
Insurance	3,450	4,654
Deferred benefits	5,620	5,612
Deferred franchise fees	10,869	16,755
Other	2,741	1,616
Total other non-current liabilities	$22,680	$40,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2025				2024
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	36	$5,151	$(3,529)	$1,622	36	$5,142	$(3,371)	$1,771
Franchise agreements	20	7,402	(6,910)	492	20	7,391	(6,774)	617
Lease intangibles (3)	8	1,380	(93)	1,287	N/A	—	—	—
Reacquired rights (3)	4	2,400	—	2,400	N/A	—	—	—
Other	20	280	(251)	29	20	280	(241)	39
Total	21	$16,613	$(10,783)	$5,830	26	$12,813	$(10,386)	$2,427
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
(3)Lease intangibles and reacquired rights consist of intangible assets acquired in the Alline Acquisition. See Note 16.
Total amortization expense related to intangible assets during fiscal years 2025, 2024, and 2023 was approximately $0.4 million, $0.3 million, and $0.3 million, respectively. As of June 30, 2025, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2026	$1,059
2027	936
2028	944
2029	884
2030	294
Thereafter	1,713
Total	$5,830
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Cash paid (received) for:
Interest	$11,539	$18,978	$15,457
Taxes and penalties, net (1)	463	(893)	265
Non-cash investing activities:
Stock issued in connection with Alline Acquisition	3,000	—	—
_______________________________________________________________________________
(1)The Company also received a $1.1 million COVID-19 relief grant from the State of North Carolina in fiscal year 2023. The grant is included in Other, net on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2025			2024

	Gross Carrying Value (1)	Accumulated Impairment	Net	Gross Carrying Value (1)	Accumulated Impairment	Net

	(Dollars in thousands)
Goodwill	$313,700	$(130,264)	$183,436	$303,410	$(130,264)	$173,146
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates to the $10.3 million of goodwill obtained through the Alline Acquisition (Note 16) and foreign currency translation adjustments.
The table below contains details related to the Company's goodwill:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$173,146	$173,791
Additions	10,252	—
Translation rate adjustments	38	(645)
Balance at end of period	$183,436	$173,146

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

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Office and warehouse rent (1)	$2,855	$3,075	$3,594
Lease termination expense (2)	386	101	1,627
Lease liability benefit (3)	(289)	(326)	(1,773)
Franchise salon rent	856	596	2,109
Company-owned salon rent (4)	6,679	2,079	3,639
Total	$10,487	$5,525	$9,196
_______________________________________________________________________________
(1)Rental income associated with the sublease of corporate office space is recorded in other income and was $1.2 million and $0.2 million for the years ended June 30, 2025, and 2024, respectively.
(2)Costs incurred to exit salons before the lease end date in order to relieve the company of future lease obligations.
(3)Upon termination of previously impaired leases, the Company derecognizes the corresponding ROU assets and lease liabilities which results in a net gain. In addition, the Company recognizes a benefit from lease liabilities decreasing in excess of previously impaired ROU assets for ongoing leases that were previously impaired.
(4)Includes rent related to the Alline salons acquired in December 2024. See Note 16 to the Consolidated Financial Statements.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statements of Operations. In fiscal years 2025, 2024, and 2023, franchise rental income and franchise rent expense were $76.6 million, $95.3 million, and $111.4 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.68 years and 5.05 years, and the weighted average discount rate was 6.45% and 5.13% for all salon operating leases as of June 30, 2025, and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2025, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-Owned Salons	Corporate Leases	Total Operating Lease Commitments	Sublease Income to be Received from Franchisees	Net Rent Commitments

2026	$65,190	$7,295	$1,367	$73,852	$(65,190)	$8,662
2027	56,300	5,182	1,401	62,883	(56,300)	6,583
2028	47,210	3,418	1,436	52,064	(47,210)	4,854
2029	37,106	1,893	1,472	40,471	(37,106)	3,365
2030	23,794	819	1,509	26,122	(23,794)	2,328
Thereafter	22,127	103	—	22,230	(22,127)	103
Total future obligations	$251,727	$18,710	$7,185	$277,622	$(251,727)	$25,895
Less amounts representing interest	35,110	1,849	698	37,657
Present value of lease liabilities	$216,617	$16,861	$6,487	$239,965
Less current lease liabilities	53,166	6,396	1,123	60,685
Long-term lease liabilities	$163,451	$10,465	$5,364	$179,280
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1)	$46,084	$48,747	$57,598
Right of use assets obtained in exchange for new lease liabilities	—	235	458
_______________________________________________________________________________
(1)Cash paid for amounts included in the measurement of lease liabilities includes rent, common area maintenance, termination fees, settlements and legal fees, and commission payments. Other than leases with Walmart, franchisees pay landlords directly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2025, and 2024, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt, and accounts payable approximated their carrying values.
The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of Alline. The estimated fair value of the contingent consideration liability is included in the Consolidated Balance Sheets within other noncurrent liabilities, totaling $1.0 million at June 30, 2025. The earn-out liability is adjusted at fair value quarterly until settled, and changes in fair value will be reported in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2024	$—
Addition for acquisition	1,000
Earn-out liability at June 30, 2025	$1,000
The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of June 30, 2025, according to the three-level fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$1,000	$1,000
Total	$—	$—	$1,000	$1,000

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
The following impairment charges were based on fair values using Level 3 inputs (1):

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Long-lived asset impairment	$352	$798	$101
_______________________________________________________________________________
(1)See Notes 1 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's financing arrangements consist of the following:

	Twelve months ended		June 30,
	2025	2024	2025	2024

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	9.14%	9.68%	$118,875	$105,000
Paid-in-kind interest			5,376	53
Deferred financing fees			(12,174)	(14,244)
Term loan, net			112,077	90,809
Revolving credit facility (1)	9.14%	9.68%	1,030	10,237
Fair value of warrants issued to lenders			(2,314)	(1,501)
Total debt, net			$110,793	$99,545
less: Long-term debt, current portion			(1,100)	—
Long-term debt, net			$109,693	$99,545
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

In June 2024, the Company entered into a new credit agreement (the 2024 Credit Agreement). The 2024 Credit Agreement includes a $105.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant and is set to expire on June 24, 2029. The Company incurred $14.2 million of refinancing fees (including $3.9 million of Original Issue Discount fee) that will be amortized on a straight-line basis over the term of the agreement. The 2024 Credit Agreement is considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off upon the signing date of the 2024 Credit Agreement. On December 19, 2024, the Company amended the 2024 Credit Agreement for an additional $15.0 million in long-term debt in the form of a term loan (the 2024 Credit Agreement Amendment). In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. The Company issued additional warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments in connection with the 2024 Credit Agreement Amendment. See Note 14 for additional details. The term loan was provided on the same terms as the original term loan, with respect to maturity and interest rate margins. The $15.0 million in proceeds were used as consideration for the Alline Acquisition. The Company incurred $0.4 million of Original Issue Discount fee that will be amortized on a straight-line basis over the term of the agreement. As of June 30, 2025, the Company had outstanding standby letters of credit under the revolving credit facility of $6.0 million, primarily related to the Company's self-insurance program. As of June 30, 2025, total available liquidity and available credit under the $25.0 million revolving credit facility, as defined by the 2024 Credit Agreement Amendment, were $25.9 million and $19.0 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of June 30, 2025. The Company's assets serve as collateral to the 2024 Credit Agreement.

The interest rate on the 2024 Credit Agreement is based on secured overnight financing rate (SOFR) plus margin. The margin applicable to the 2024 Credit Agreement is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00 the margin rate is 8.50%. In either scenario, 4.5% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.5% per annum. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2024 Credit Agreement includes scheduled payments totaling $1.1 million in fiscal year 2026, payable quarterly. In fiscal years 2027, 2028, and 2029, scheduled payments total $3.0 million. Additionally, excess cash is swept annually per terms of the agreement and there is a balloon payment required upon maturity of the agreement in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     COMMITMENTS AND CONTINGENCIES
Contingencies:
As of June 30, 2025, the Company was self-insured for most workers' compensation, employment practice liability, and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis. Beginning in fiscal year 2024, the Company transitioned to a third-party guaranteed cost insurance plan for workers' compensation and general liability claims.
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
Legal costs are expensed as incurred. The company recorded the following charges related to litigation and settlements:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Litigation expense	$32	$192	$978
Fees related to settlements of claims	$27	$256	$1,464
Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Income (loss) before income taxes
U.S.	$2,709	$91,279	$(10,204)
International	(1,173)	(1,343)	(1,794)
	$1,536	$89,936	$(11,998)
The (benefit) provision for income taxes consists of:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
Current:
U.S.	$252	$427	$(219)
International	—	(77)	(428)
Deferred (1):
U.S.	(109,886)	531	(270)
International	(5,862)	(12)	262
	$(115,496)	$869	$(655)
_______________________________________________________________________________
(1)The deferred income tax benefit in fiscal year 2025 is primarily due to the release of a prior year valuation allowance in the U.S. of $110.2 million and Canada of $6.1 million.
The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income (loss) from continuing operations before income taxes, as a result of the following:

	Fiscal Years
	2025	2024	2023

U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(16.5)	2.3	(2.7)
Valuation allowance (1)	(7,897.3)	(21.9)	(12.9)
Foreign income taxes at other than U.S. rates	(18.5)	(0.2)	(0.2)
Uncertain tax positions	0.7	(0.1)	6.7
Stock-based compensation	24.9	0.2	(2.7)
Deferred tax rate remeasurement	(78.4)	—	(3.6)
Executive compensation limitation	10.0	—	(0.9)
Acquired deferred taxes	(2.3)	—	—
Tax attribute expiration (2)	428.4	—	(1.1)
Other, net (3)	8.7	(0.3)	1.9
Effective tax rate	(7,519.3)%	1.0%	5.5%
_______________________________________________________________________________
(1)The change in valuation allowance for fiscal year 2025 primarily relates to a release of a majority of the U.S. prior year valuation allowance and a release of a portion of the Canadian prior year valuation allowance.
(2)The tax attribute expiration primarily relates to the expiration of a capital loss generated in fiscal year 2020, which was not offset by subsequent capital gains and is subject to a five-year carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)The 8.7% of other, net in fiscal year 2025 includes the rate impact of the federal provision to return true-up and permanent adjustments of 6.2% and 2.5%, respectively. The (0.3)% of other, net in fiscal year 2024 does not include the rate impact of any items in excess of 5% of computed tax. The 1.9% of other, net in fiscal year 2023 includes the rate impact of the federal provision to return true-up and miscellaneous items of 1.3% and 0.6%, respectively.
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2025	2024

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$4,929	$5,422
Net operating loss carryforwards	136,471	138,691
Tax credit carryforwards	37,443	37,647
Capital loss carryforwards	1,027	5,879
Deferred franchise fees	3,395	5,301
Operating lease liabilities	57,492	74,409
Interest expense carryforward	13,289	8,200
Other	2,580	6,346
Subtotal	256,626	281,895
Valuation allowance	(60,460)	(181,759)
Total deferred tax assets	$196,166	$100,136

Deferred tax liabilities:
Goodwill and intangibles	$(34,087)	$(35,509)
Operating lease assets	(57,149)	(73,809)
Other	(2,426)	(2,220)
Total deferred tax liabilities	(93,662)	(111,538)
Net deferred tax asset (liability)	$102,504	$(11,402)
At June 30, 2025, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $100.2 million, $26.9 million, $9.1 million and $0.3 million, respectively. The Company's federal loss carryforward consists of $9.6 million that will expire in fiscal year 2038 and $90.6 million that has no expiration. The state loss carryforwards consist of $23.4 million that will expire from fiscal years 2026 to 2045 and $3.5 million that has no expiration. The federal and state loss carryforwards reported in the financial statements are reduced for uncertain tax positions by $17.6 million and $2.0 million, respectively. The Canada loss carryforward will expire from fiscal years 2036 to 2045. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $37.4 million primarily consists of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2044.
The Company's prior year capital loss carryforward of $5.9 million expired in fiscal year 2025. The current year capital loss carryforward will expire in fiscal year 2030.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $0.02 million of undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings is expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, and the U.K., as well as states, cities, and provinces within these jurisdictions. With limited exceptions, due to net operating loss carryforwards, the Company's federal, state, and foreign tax returns are open to examination for all years since 2014, 2013, and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$21,232	$21,393
Additions based on tax positions related to the current year	3	3
Additions based on tax positions of prior years	8	12
Reductions on tax positions related to the expiration of the statute of limitations	(49)	(176)
Balance at end of period	$21,194	$21,232
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $0.7 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. The Company recorded interest and penalties of approximately $0.1 million, $0.1 million, and $0.1 million, as reductions to the accrual, net of the respective reversal of previously accrued interest and penalties during fiscal years 2025, 2024, and 2023, respectively. As of June 30, 2025, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.7 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
The discretionary employer contribution profit-sharing portion of the RRSP is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, defined as 1,000 hours of service during the RRSP year, are employed by the Company on the last day of the RRSP year and are Salon Support employees, field leaders, artistic directors or consultants, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component becomes 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service with participants becoming fully vested after six full years of service.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $14.0 million or when 0.2 million shares registered under the SEC for issuance under the plan have been purchased. As of June 30, 2025, the Company's cumulative contributions to the ESPP totaled $11.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended, and the benefits were frozen.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheets:

	June 30,
	2025	2024

	(Dollars in thousands)
Current portion (included in accrued expenses)	$306	$317
Long-term portion (included in other non-current liabilities)	1,628	1,793
Total	$1,934	$2,110
The accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.5 million and $0.6 million at June 30, 2025, and 2024, respectively.
Additionally, the Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expense on the Consolidated Statements of Operations totaled $0.6 million, $0.6 million, and $0.6 million for fiscal years 2025, 2024, and 2023, respectively. The fair value of the related obligations totaled $2.2 million and $2.3 million at June 30, 2025, and 2024, respectively, with $0.6 million and $0.6 million within accrued expenses at June 30, 2025, and 2024, respectively, and the remainder included in other non-current liabilities on the Consolidated Balance Sheets.

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
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Fiscal Years
	2025	2024	2023

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,364	2,339	2,323
Dilutive shares associated with option plans	316	36	—
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,680	2,375	2,323
Stock-based awards excluded from EPS calculation - anti-dilutive	189	217	198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the Amended and Restated 2018 Long Term Incentive Plan (the Amended and Restated 2018 Plan). The Amended and Restated 2018 Plan, which was approved by the Company's shareholders at its 2025 Annual Meeting of Shareholders, provides for the granting of non-qualified SOs, equity-based SARs and cash-settled SARs, RSUs and PSUs, to employees and non-employee directors of the Company. Under the Amended and Restated 2018 Plan, a maximum of 415,945 shares are approved for issuance. As of June 30, 2025, a maximum of 228,989 shares were available for grant under the Amended and Restated 2018 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted under the Amended and Restated 2018 Plan generally include various acceleration terms, including upon retirement for participants aged 62 years or older or who are aged 55 years or older and have 15 years of continuous service.
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
The Company also has outstanding awards under the Amended and Restated 2004 Long Term Incentive Plan (the 2004 Plan), although the 2004 Plan terminated in October 2016 and no additional awards have since been or will be made under the 2004 Plan. The 2004 Plan provided for the granting of non-qualified SOs, SARs, RSAs, RSUs and PSUs, as well as cash-based performance grants, to employees and non-employee directors of the Company.
Under the Amended and Restated 2018 Plan, 2016 Plan, and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2025, 2024, and 2023 were as follows (1):

	Fiscal Years
	2025	2024	2023

SARs	$—	$—	$30.40
SOs	—	—	28.60
RSUs	22.20	21.20	—
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
The significant assumptions used in determining the estimated fair value of the market-based awards held during fiscal years 2025, 2024, and 2023 were as follows:

Fiscal Years
	2025	2024	2023

Risk-free interest rate	3.98 - 4.48%	3.88 - 4.32%	3.08 - 4.30%
Expected volatility	84.6 - 319.3%	89.2 - 104.8%	69.5 - 82.6%
Expected dividend yield	—%	—%	—%
Expected term of stock-based awards	4.7 - 7.2 years	5.8 - 6.7 years	6.0 - 7.9 years
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2025	2024	2023

	(Dollars in thousands)
SARs (1)	$528	$(63)	$238
SOs	611	1,070	1,114
RSUs	801	551	964
Total stock-based compensation expense (recorded in general and administrative)	1,940	1,558	2,316
Less: Income tax expense (2)	(407)	—	—
Total stock-based compensation expense, net of tax	$1,533	$1,558	$2,316
_______________________________________________________________________________
(1)The credit balance in fiscal year 2024 is due to adjustments made for quarterly revaluations resulting from a decrease in stock price during the year.
(2)Federal statutory income tax rate of 21% utilized in fiscal year 2025. Federal statutory income tax rate of 0% utilized due to a valuation allowance in fiscal years 2024 and 2023.

Stock Appreciation Rights:
SARs granted under the 2018 Plan, 2016 Plan, and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. SARs awarded to the Company's executives are liability-classified awards that vest ratably over a three-year period and are revalued each reporting period. SARs granted prior to fiscal year 2023 vest 20%, 20%, and 60% over a three-year period or vest ratably over a three-year period, with the exception of the April 2017 grant to the former Chief Executive Officer, which vested in full after two years.
Activity for all the Company's outstanding SARs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs

Outstanding balance at June 30, 2024	105	$129.00
Forfeited/Expired	(9)	$40.32
Outstanding balance at June 30, 2025	96	$137.69	4.12	$(11,093)
Exercisable at June 30, 2025	88	$146.56	3.87	$(10,953)
Unvested awards, net of estimated forfeitures	7	$30.40	7.16	$(57)
As of June 30, 2025, there was $0.0 million of unrecognized expense related to SARs that is to be recognized over a weighted average period of zero years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options:
SOs granted under the Amended and Restated 2018 Plan, 2016 Plan, and the 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date or vest ratably over a three to five-year period on each of the annual grant date anniversaries and expire 10 years from the grant date. The SOs granted during fiscal year 2023 were awarded to the Company's executives and vest ratably over a three-year period and SOs granted to non-employee directors vest in equal amounts over a one-year period from the Company's previous annual shareholder meeting date and exercises are deferred until the director's board service ends.
Activity for all the Company's outstanding SOs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SOs

Outstanding balance at June 30, 2024	149	$32.29
Forfeited/Expired	(24)	$32.91
Outstanding balance at June 30, 2025	125	$32.17	6.95	$(1,234)
Exercisable at June 30, 2025	114	$32.34	6.93	$(1,145)
Unvested awards, net of estimated forfeitures	11	$30.40	7.16	$(89)
As of June 30, 2025, there was $0.0 million of unrecognized expense related to SOs that is to be recognized over a weighted average period of zero years.
Restricted Stock Units:
RSUs granted to employees under the Amended and Restated 2018 Plan, 2016 Plan, and 2004 Plan generally vest 20%, 20%, and 60% over a three-year period subsequent to the grant date, vest ratably over a one to five-year period on each of the annual grant date anniversaries or vest entirely after a one, three, or five-year period subsequent to the grant date. RSUs granted to non-employee directors under the Amended and Restated 2018 Plan, 2016 Plan, and 2004 Plan generally vest in equal monthly amounts over a one-year period from the Company's previous annual shareholder meeting date and distributions are deferred until the director's board service ends.
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2024	48	$101.48
Granted	82	$22.20
Forfeited	(8)	$22.18
Vested	(19)	$79.06
Outstanding balance at June 30, 2025	103	$48.79	$2,297
Vested at June 30, 2025	14	$92.20	$312
Unvested awards, net of estimated forfeitures	79	$44.16	$1,762
As of June 30, 2025, there was $1.0 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 2.0 years. The fair value of the shares vested was $1.5 million, $0.3 million, and $0.5 million in fiscal years 2025, 2024, and 2023, respectively.

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
Stock Warrants Issues in Connection with Long-Term Debt:
In connection with the 2024 Credit Agreement, the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of the Company’s common stock, par value $0.05 per share, at an exercise price equal to $7.00 per share. The warrants are exercisable for a seven-year period beginning June 24, 2024. The warrants may also be exercised on a cashless basis under certain circumstances under the agreement.
In December 2024, the Company amended the 2024 Credit Agreement. The Company issued additional warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. In connection with this amendment, the warrant holders can purchase up to an aggregate 64,372 shares of Common Stock, at an exercise price equal to $23.86 per share. The warrants are exercisable for a seven-year period beginning December 19, 2024. The warrants may also be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement registering, or the prospectus therein is not available for, the issuance of the shares of common stock underlying the warrants.
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
The combined value of these warrants was valued at $2.8 million using a relative fair value method and accounted for through additional paid-in capital. Further, the related financing fees incurred as a result of warrant issuance are recorded through a contra-equity account and amount to $0.2 million.
For the warrants originally issued in June 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of June 30, 2025, the Company has no intention of exercising either call provision. The Company will reassess this intention on a quarterly basis.
Share Repurchase Program
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. As of June 30, 2025, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2025	2024

	(Dollars in thousands)
Foreign currency translation	$7,786	$7,963
Unrealized gain on deferred compensation contracts	500	621
Accumulated other comprehensive income	$8,286	$8,584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     SEGMENT INFORMATION
Segment information is presented on the same basis that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. The Company's Chief Operating Decision Maker's (CODM) primary measures of segment performance are revenue and segment adjusted EBITDA. The Company’s Chief Executive Officer is the CODM. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. The Company's CODM does not evaluate reportable segments using assets and capital expenditure information. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Beginning in fiscal year 2025, management determined that stock-based compensation expenses will be excluded from adjusted EBITDA. This change has been retrospectively applied to all prior periods presented in this report. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within U.S. GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include distribution center wind down fees, inventory reserve, one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs, goodwill and long-lived asset impairment charges, and the benefit from the Company's debt refinancing. Figures for prior reporting periods have been restated to conform with the accounting requirements of the current period.

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	For the Year Ended June 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$166,403	$43,731	$210,134

Expenses
General and administrative	$42,769	$3,995	$46,764
Rent	3,413	7,074	10,487
Non-margin expenses (1)	98,523	—	98,523
Company-owned salon expense	—	31,103	31,103
Depreciation and amortization	1,194	1,772	2,966
Long-lived asset impairment	352	—	352
Operating income (loss)	$20,152	$(213)	$19,939
Unallocated income, net (2)			103,597
Total net income			$123,536

Segment adjusted EBITDA	$28,362	$3,213	$31,575
_______________________________________________________________________________
(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.
(2)Unallocated income, net includes release of valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information reconciling the Company's reportable operating segments Operating income (loss) to Adjusted EBITDA is shown in the tables below.

	For the Year Ended June 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Operating income (loss)	$20,152	$(213)	$19,939

Depreciation and amortization	1,194	1,772	2,966
Other, net	1,624	—	1,624
Discrete items (1)	5,392	1,654	7,046
Segment adjusted EBITDA	$28,362	$3,213	$31,575
_______________________________________________________________________________
(1)Discrete items include one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees and asset retirement obligation costs.

	For the Year Ended June 30, 2024

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$195,659	$7,323	$202,982

Expenses
Cost of product sales to franchisees	$436	$—	$436
General and administrative	44,778	609	45,387
Rent	3,450	2,075	5,525
Non-margin expenses (1)	120,921	—	120,921
Company-owned salon expense	—	5,080	5,080
Depreciation and amortization	3,095	850	3,945
Long-lived asset impairment	798	—	798
Operating income (loss)	$22,181	$(1,291)	$20,890
Unallocated income, net (2)			70,170
Total net income			$91,060

Segment adjusted EBITDA	$27,815	$(323)	$27,492
_______________________________________________________________________________
(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.
(2)Unallocated income, net includes extinguishment of long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information reconciling the Company's reportable operating segments Operating income (loss) to Adjusted EBITDA is shown in the tables below.

	For the Year Ended June 30, 2024

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Operating income (loss)	$22,181	$(1,291)	$20,890

Depreciation and amortization	3,095	850	3,945
Other, net	(172)	—	(172)
Discrete items (1)	2,711	118	2,829
Segment adjusted EBITDA	$27,815	$(323)	$27,492
_______________________________________________________________________________
(1)Discrete items include one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees and asset retirement obligation costs.

	For the Year Ended June 30, 2023

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$223,237	$10,089	$233,326

Expenses
Cost of product sales to franchisees	$3,540	$—	$3,540
Inventory reserve	—	1,228	1,228
General and administrative	50,074	677	50,751
Rent	4,664	4,532	9,196
Non-margin expenses (1)	143,188	—	143,188
Company-owned salon expense	—	8,827	8,827
Depreciation and amortization	6,919	797	7,716
Long-lived asset impairment	101	—	101
Operating income (loss)	$14,751	$(5,972)	$8,779
Unallocated income, net			(16,164)
Total net loss			$(7,385)

Segment adjusted EBITDA	$25,107	$(1,788)	$23,319
_______________________________________________________________________________
(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information reconciling the Company's reportable operating segments Operating income (loss) to Adjusted EBITDA is shown in the tables below.

	For the Year Ended June 30, 2023

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Operating income (loss)	$14,751	$(5,972)	$8,779

Depreciation and amortization	6,919	797	7,716
Other, net	(86)	1,450	1,364
Discrete items (1)	3,523	1,937	5,460
Segment adjusted EBITDA	$25,107	$(1,788)	$23,319
_______________________________________________________________________________
(1)Discrete items include one-time professional fees and legal settlements, inventory reserve, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees and asset retirement obligation costs.

The Franchise reportable operating segment is comprised of franchise salons located mainly in strip center locations and Walmart stores. Franchise salons offer high quality, convenient and value-priced hair care and beauty services and retail products. This segment operates primarily in the U.S., Puerto Rico, and Canada and primarily includes the Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters, and Magicuts concepts.
The company-owned salons reportable operating segment is comprised of company-owned salons located mainly in strip center locations and Walmart stores. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, Cost Cutters and other regional trade names operating in the U.S. and Canada are generally within the company-owned salons segment.
Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30,
	2025	2024

FRANCHISE SALONS:
Supercuts	1,711	1,946
SmartStyle/Cost Cutters in Walmart stores	1,049	1,232
Portfolio Brands	816	1,117
Total North American salons	3,576	4,295
Total International salons (1)	71	96
Total franchise salons	3,647	4,391
as a percent of total franchise and company-owned salons	92.5%	99.6%

COMPANY-OWNED SALONS (2):
Supercuts	100	3
SmartStyle/Cost Cutters in Walmart stores	—	8
Portfolio Brands	194	6
Total company-owned salons	294	17
as a percent of total franchise and company-owned salons	7.5%	0.4%

Total franchise and company-owned salons	3,941	4,408
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
(2)Salon counts as of June 30, 2025, include salons acquired as part of the Alline Acquisition. See Note 16 to the Consolidated Financial Statements.

Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2025		2024		2023
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$194,211	$10,085	$183,465	$3,663	$211,429	$6,410
Other countries	15,923	—	19,517	1	21,897	12
Total	$210,134	$10,085	$202,982	$3,664	$233,326	$6,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     ACQUISITIONS: FOOTNOTE OPEN PENDING FINALIZATION OF VALUATION
On December 19, 2024, the Company transferred consideration to acquire 100 percent of the equity interests of Alline (the Alline Acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees, and the salon portfolio provides a testing ground for brand and operational initiatives. The transaction terminated the existing franchise arrangements between Regis and Alline, which resulted in the Company recognizing a loss of $0.2 million upon settlement, which is included in the Consolidated Financial Statements as a component of operating income for the year ended June 30, 2025.

The acquisition was accounted for as a business combination with the purchase price allocated on a preliminary basis using information available as of December 31, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of June 30, 2025, the purchase price and related allocation have been revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations.

The fair value of total consideration transferred by the Company upon acquisition is $22.6 million, as detailed below.

Consideration	(Dollars in thousands)

Cash, net of cash acquired (1)	$18,621
Equity instruments (140,552 of Regis common shares) (2)	3,000
Contingent consideration arrangement (3)	1,000
Fair value of total consideration	$22,621
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
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earnout periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earnout periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a fair value of $1.0 million as of June 30, 2025, which is included in other noncurrent liabilities in the Consolidated Balance Sheets. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

(Dollars in thousands)

Current assets	$3,630
Property and equipment	7,976
Goodwill (1)	10,252
Intangible assets (2)	3,780
Right of use assets	7,292
Other assets	56
Assumed current liabilities	(2,352)
Assumed lease liabilities	(8,013)
Fair value of total consideration	$22,621
_______________________________________________________________________________

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
Goodwill is not amortized and is deductible for tax purposes. All the goodwill related to the acquisition of Alline is related to our company-owned operating segment. The Company has obtained all the information required to finalize the valuation of the assets acquired and liabilities assumed, except for information related to certain assumed liabilities. As such, we expect that goodwill could change from the amount noted above.

(2)Intangible assets include $2.4 million related to the fair value of reacquired rights and $1.4 million related to the fair value of favorable leasehold interests, net.
a.The reacquired rights were valued using a form of the income approach where the asset's value is determined by its ability to generate future cash flows by isolating and discounting the cash flows attributable to the asset. The Company assumed a four-year life based on the weighted average remaining contract term, assuming no renewals.
b.Upon acquisition, the Company assumed lease agreements with lease payments fixed at a rate below the current market rate. As a result, a favorable lease asset of $1.4 million has been recorded on the balance sheet. This asset represents the benefit the Company receives from having lease payments below market and will be amortized to rent expense on a straight-line basis over the remaining terms of the respective leases.
The Company incurred $1.4 million of acquisition related costs which are included in general and administrative expense in Regis’s Consolidated Statements of Operations for the year ended June 30, 2025, respectively.

The following table provides revenues and operating income from Alline that are included in our Consolidated Financial Statements since the date of acquisition:

December 19, 2024 through June 30, 2025

Total revenues	$40,813
Operating income	2,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents pro forma information as if the Alline Acquisition had occurred on July 1, 2022:

	For the Fiscal Year Ended June 30,
	2025	2024	2023

Total revenues	$239,350	$277,210	$309,025
Operating income	24,066	22,575	10,230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.     SUBSEQUENT EVENTS:
Chief Executive Officer Transition:

On June 20, 2025, Matthew Doctor, the President and Chief Executive Officer and a member of the Board of Directors (the "Board") of the Company notified the Board that he would resign his positions, effective June 30, 2025. Upon receiving such notice, the Board appointed Jim Lain, the Company’s Executive Vice President, Brand Operations - Supercuts and Cost Cutters, to serve as Interim President and Chief Executive Officer, effective July 1, 2025, after which Mr. Doctor continued to provide services to the Company as a part-time employee through August 31, 2025, pursuant to a Resignation and Transition Letter Agreement between the Company and Mr. Doctor. The Board has commenced a comprehensive search for a permanent successor.

The Board has formed a Succession Planning Committee and has engaged a leading executive search firm to help identify the next CEO, from among both internal and external candidates. In the interim, Jim Lain, current EVP Brand Operations – Supercuts and Cost Cutters, will work closely with the executive team and Board to ensure a seamless transition and continued execution of the Company’s strategic priorities. Mr. Lain joined the Company in 2013, bringing with him more than 30 years of operations leadership experience. Since then, he has spearheaded initiatives that drove operational excellence and enhanced the performance of iconic brands including Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters, Roosters, and other legacy names within the Company's portfolio. Prior to joining the Company, Mr. Lain made significant contributions at Gap, Inc., where he served as Vice President of Operations for Gap Specialty Stores in the U.S. and Canada. In this role, he was responsible for steering a $2.5 billion business across 750 stores, enhancing operational efficiency and driving growth in a highly competitive market. Prior to his experience with Gap, Inc., Mr. Lain was Vice President of Operations at Galyan’s Trading Company, Inc. / Dick’s Sporting Goods and held several field management positions at Target Stores, Inc.

Warrant Issuance:

On August 1, 2025, as part of a consulting services agreement, the Company issued two warrants to purchase common stock of the Company to Forum3 Inc., consisting of: (i) a warrant, exercisable through October 31, 2025, to purchase up to $490,000 in aggregate value of shares of common stock of the Company at an exercise price of the greater of $22 per share and the 10-day average closing price immediately prior to any exercise (the Initial Warrant); and (ii) a warrant to purchase up to an additional 35,000 shares of common stock of the Company, at an exercise price of $24.20 per share (the Coverage Warrant). The fair value of the warrants has not yet been determined. The Coverage Warrant is eligible to vest proportionally to the extent the Initial Warrant is exercised, and, to the extent vested, will remain exercisable until August 1, 2028.

Legislative Impacts:

On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (OBBBA), was enacted into law. OBBBA is a reconciliation bill impacting businesses as it includes a broad range of tax reform provisions. The Company does not expect any material net impact to its consolidated financial statements as a result of OBBBA.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal control over financial reporting was effective as of June 30, 2025, based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information regarding the directors of the Company will be set forth in the section titled "Election of Directors" of the Company's 2025 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Information about our Executive Officers" in Item 1 of this Annual Report on this Form 10-K. Information regarding the Company's audit committee and audit committee financial expert, as well as nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "Other Governance and Compliance Policies and Practices" of the Company's 2025 Proxy Statement and are incorporated herein by reference. Additionally, information regarding the Company’s Statement of Policy on Insider Trading will be set forth in the section titled "Other Governance and Compliance Policies and Practices" of the Company’s 2025 Proxy Statement and is incorporated herein by reference. The Company’s Statement of Policy on Insider Trading is filed hereto as Exhibit 19.
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

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "How Our Directors Are Paid," and "Fiscal 2025 Director Compensation Table" of the Company's 2025 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2025 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2025 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Other Governance and Compliance Policies and Practices" of the Company's 2025 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2025 Proxy Statement and is incorporated herein by reference.

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

2.4
Membership Interest Purchase Agreement, dated December 19, 2024, by and among Regis Corporation, Super C Group, LLC d/b/a Alline Salon Group, ASG Holdings, LLC, Vision Cuts, LLC, SAAW Project, LLC, and VGP II LLC. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 19, 2024.)

3.1	Restated Articles of Incorporation of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 1, 2023.)
3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 8, 2020.)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
4.1	Description of the Company's Securities.
4.2
Tax Benefits Preservation Plan, dated as of January 29, 2024, between the Company and Equiniti Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)

4.3
Amendment No. 1 to Tax Benefits Preservation Plan, dated as of January 27, 2025, by and between Regis Corporation and Equiniti Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 28, 2025.)

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

10.18*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on August 23, 2022.)

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

10.33*	Regis Corporation Amended and Restated 2018 Long Term Incentive Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Definitive Form 14A filed on September 26, 2024.)
10.34*	Regis Corporation Executive Long-Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 29, 2025.)
10.35*
Interim CEO Offer Letter Agreement, dated June 20, 2025, between the Company and Jim Lain. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2025.)

10.36*
Resignation and Transition Letter Agreement, dated June 20, 2025, between the Company and Matthew Doctor. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2025.)

10.37
Financing Agreement, dated as of June 24, 2024, among the Company, the Lenders party thereto, TCW Asset Management Company LLC as administrative and collateral agent, and MidCap Financial Trust as Revolving Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 25, 2024).

10.38
First Amendment to Financing Agreement, among the Company, the Lenders party thereto, TCW Asset Management Company LLC as administrative and collateral agent, and MidCap Financial Trust as Revolving Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 19, 2024.)

10.39	Form of Warrant. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2024.)
10.40	Form of First Amendment to Financing Agreement Warrant. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 19, 2024.)
19	Regis Corporation Statement of Policy on Insider Trading.
21	List of Subsidiaries of the Company.
23	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Regis Corporation Mandatory Compensation Recovery Policy. (Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on August 28, 2024.)
101
The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Shareholders' Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2025, formatted in iXBRL (included as Exhibit 101).
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

REGIS CORPORATION
By	/s/ JIM LAIN
Jim Lain, Interim President and Chief Executive Officer (Principal Executive Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 3, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Chairman of the Board of Directors	Date: September 3, 2025

/s/ LOCKIE ANDREWS
Lockie Andrews, Director	Date: September 3, 2025

/s/ NANCY BENACCI
Nancy Benacci, Director	Date: September 3, 2025

/s/ MARK LIGHT
Mark Light, Director	Date: September 3, 2025

/s/ SUSAN LINTONSMITH
Susan Lintonsmith, Director	Date: September 3, 2025

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: September 3, 2025

/s/ M. ANN RHOADES
M. Ann Rhoades, Director	Date: September 3, 2025