Form 10-Q
period 2025-09-30
REGIS CORP
filed 2025-11-12
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2025: 2,480,493

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2025, and June 30, 2025
(Dollars in thousands, except per share data)

	September 30, 2025	June 30, 2025

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$16,560	$16,959
Receivables, net	9,220	9,473
Inventory	2,751	2,798
Other current assets	22,873	21,254
Total current assets	51,404	50,484

Property and equipment, net	9,928	10,085
Goodwill (Note 1)	183,082	183,436
Other intangibles, net	5,692	5,830
Right of use asset (Note 8)	224,405	229,861
Deferred tax asset (Note 5)	101,961	102,504
Other assets	15,643	16,757
Total assets	$592,115	$598,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,194	$20,837
Accrued expenses	16,536	19,066
Long-term debt, current portion (Note 9)	1,650	1,100
Short-term lease liability (Note 8)	59,575	60,685
Total current liabilities	99,955	101,688

Long-term debt, net (Note 9)	109,605	109,693
Long-term lease liability (Note 8)	174,309	179,280
Other non-current liabilities	20,695	22,680
Total liabilities	404,564	413,341

Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,461,270 and 2,435,981 common shares at September 30, 2025, and June 30, 2025, respectively	123	122
Additional paid-in capital	76,110	75,243
Accumulated other comprehensive income	7,997	8,286
Retained earnings	103,321	101,965
Total shareholders' equity	187,551	185,616
Total liabilities and shareholders' equity	$592,115	$598,957
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2025, and 2024
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2024

Revenues:
Royalties	$14,036	$15,646
Fees	1,784	2,352
Advertising fund contributions	5,573	5,641
Franchise rental income (Note 8)	17,354	21,636
Company-owned salon revenue	20,211	785
Total revenue	58,958	46,060
Operating expenses:
General and administrative	11,351	14,034
Rent (Note 8)	3,223	1,064
Advertising fund expense	5,573	5,641
Franchise rent expense	17,354	21,636
Company-owned salon expense (1)	14,768	753
Depreciation and amortization	768	446
Long-lived asset impairment	—	352
Total operating expenses	53,037	43,926

Operating income	5,921	2,134

Other (expense) income:
Interest expense	(5,271)	(4,846)
Gain on earn-out liability	1,000	—
Other, net	242	677

Income (loss) from operations before income taxes	1,892	(2,035)

Income tax (expense) benefit	(536)	225

Income (loss) from continuing operations	1,356	(1,810)

Income from discontinued operations (Note 3)	—	957

Net income (loss)	$1,356	$(853)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.56	$(0.77)
Income from discontinued operations	—	0.41
Net income (loss) per share (2)	$0.56	$(0.36)
Diluted:
Income (loss) from continuing operations	$0.49	$(0.77)
Income from discontinued operations	—	0.41
Net income (loss) per share, diluted (2)	$0.49	$(0.36)

Weighted average common and common equivalent shares outstanding:
Basic	2,440	2,343
Diluted	2,781	2,343
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended September 30, 2025, and 2024
(Dollars in thousands)

	Three Months Ended September 30,
	2025	2024

Net income (loss)	$1,356	$(853)
Foreign currency translation adjustments	(289)	152
Comprehensive income (loss)	$1,067	$(701)
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended September 30, 2025, and 2024
(Dollars in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
Net income	—	—	—	—	1,356	1,356
Foreign currency translation	—	—	—	(289)	—	(289)
Exercise of stock options	11,000	—	291	—	—	291
Stock-based compensation	—	—	297	—	—	297
Net restricted stock activity	1,722	—	(19)	—	—	(19)
Common stock issued in connection with warrant exercise	12,567	1	298	—	—	299
Balance, September 30, 2025	2,461,270	$123	$76,110	$7,997	$103,321	$187,551

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net loss	—	—	—	—	(853)	(853)
Foreign currency translation	—	—	—	152	—	152
Stock-based compensation	—	—	335	—	—	335
Net restricted stock activity	2,447	—	(23)	—	—	(23)
Balance, September 30, 2024	2,282,395	$114	$69,972	$8,736	$(22,424)	$56,398
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 2025, and 2024
(Dollars in thousands)

	Three Months Ended September 30,
	2025	2024

Cash flows provided by (used in) operating activities:
Net income (loss)	$1,356	$(853)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain from sale of OSP (Note 3)	—	(957)
Depreciation and amortization	758	425
Deferred income taxes	462	(221)
Non-cash interest	1,404	1,264
Gain on earn-out liability	(1,000)	—
Long lived asset impairment	—	352
Stock-based compensation	629	1,430
Amortization of debt discount and financing costs	906	719
Other non-cash items affecting earnings	198	(80)
Ad fund	1,069	2,840
Changes in operating assets and liabilities (1)	(3,499)	(6,263)
Net cash provided by (used in) operating activities	2,283	(1,344)

Cash flows (used in) provided by investing activities:
Capital expenditures	(395)	(16)
Proceeds from sale of OSP, net of fees	—	957
Net cash (used in) provided by investing activities	(395)	941

Cash flows (used in) provided by financing activities:
Borrowings on revolving credit facility	—	4,326
Repayments of revolving credit facility	—	(10,237)
Repayments of long-term debt	(1,840)	(263)
Debt refinancing fees	(8)	(298)
Proceeds from issuance of common stock, net of offering costs	589	—
Taxes paid for shares withheld	(19)	(23)
Net cash used in financing activities	(1,278)	(6,495)

Effect of exchange rate changes on cash and cash equivalents	(48)	27

Increase (decrease) in cash, cash equivalents, and restricted cash	562	(6,871)

Cash, cash equivalents and restricted cash:
Beginning of period	35,205	29,312
End of period	$35,767	$22,441
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude ad fund and assets and liabilities sold or acquired.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2025, and for the three months ended September 30, 2025, and 2024, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2025, and its consolidated results of operations, comprehensive income (loss), shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2025, and other documents filed or furnished to the SEC during the current fiscal year.
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Refer to Note 13 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the three months ended September 30, 2025, include the results of Alline.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2025.
As further described in Note 13 of these unaudited Condensed Consolidated Financial Statements, the acquisition of Alline resulted in recognition of approximately $10.3 million in goodwill, which was assigned to the company-owned operating segment.
As of September 30, 2025, and June 30, 2025, the franchise reporting unit had goodwill of $172.8 million and $173.2 million, respectively, and the company-owned reporting unit had goodwill of $10.3 million.

Tax Benefits Preservation Plan:
On January 28, 2024, the Board authorized and declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock. The dividend was payable on February 9, 2024, (the Record Date) to the holders of record of shares of common stock as of the close of business on the Record Date. The description and terms of the Rights are set forth in a Tax Benefits Preservation Plan (the Plan), dated as of January 29, 2024, as the same may be amended from time to time between the Company and Equiniti Trust Company, LLC, as Rights Agent. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company submitted the Extension to its shareholders for ratification at the October 28, 2025 annual shareholders meeting, and the shareholders ratified the Plan. The Rights and the Plan will now expire on the earliest of (i) the close of business on January 29, 2028 (or such later date as may be established by the Board of Directors prior to the expiration date as long as the Extension is submitted to the shareholders of the Company for ratification at the next annual or special meeting of shareholders succeeding such extension), (ii) the time at which the Rights are redeemed or exchanged pursuant to the Plan, (iii) the time at which the Rights (other than Rights owned by an Acquiring Person, as defined by the Plan) are exchanged pursuant to the Plan, (iv) the repeal of Section 382 of the U.S. Internal Revenue Code of 1982, as amended (the Code), or any successor statute if the Board determines that the Plan is no longer necessary or desirable for the preservation of certain unrecognized tax benefits, or (v) the beginning of a taxable year to which the Board determines that no tax benefits may be carried forward.
Recently Issued Accounting Standards Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for annual reporting periods beginning after December 15, 2024, and shall be applied prospectively. The Company is currently evaluating the impact this new guidance will have on its annual disclosures for the current fiscal year.

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

In July 2025, the FASB issued the ASC 2025-05 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU includes amendments which provide entities with a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the assets, effectively simplifying credit loss estimations for certain situations. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within fiscal years beginning after that date. The Company does not believe the guidance will have a material impact on its financial statements and disclosures.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and typically recognized over 10 years. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
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
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	September 30, 2025	June 30, 2025	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,497	$7,378	Receivables, net
Broker fees	5,505	5,997	Other assets

Deferred revenue:
Current
Gift card liability	$402	$476	Accrued expenses
Deferred franchise fees open salons	3,690	3,832	Accrued expenses
Total current deferred revenue	$4,092	$4,308
Non-current
Deferred franchise fees unopened salons	$1,396	$1,475	Other non-current liabilities
Deferred franchise fees open salons	8,466	9,394	Other non-current liabilities
Total non-current deferred revenue	$9,862	$10,869

Receivables relate primarily to payments due for royalties, advertising fees, rent, and sales of salon services and product paid by credit card. The receivables balance is presented net of an allowance for expected credit losses (i.e., doubtful accounts), related to receivables from franchisees. Management estimates the allowance based on the age of the receivable and creditworthiness of the franchisee. The following table is a rollforward of the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$5,015	$6,227
Provision for doubtful accounts (1)	453	689
Provision for franchisee rent (2)	267	127
Recoveries	(714)	(237)
Other	5	243
Write-offs	(398)	(142)
Balance at end of period	$4,628	$6,907
________________________________________________________________________________________
(1)The provision for doubtful accounts is recognized as general and administrative expense in the Condensed Consolidated Statements of Operations.
(2)The provision for franchisee rent is recognized as rent in the Condensed Consolidated Statements of Operations.

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Condensed Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Three Months Ended September 30,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$5,997	$9,369
Amortization	(492)	(617)
Write-offs	—	(192)
Balance at end of period	$5,505	$8,560
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement. Franchise fee revenue for the three months ended September 30, 2025, and 2024, was $1.0 million and $1.6 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2025, is as follows (dollars in thousands):

Remainder of 2026	$2,766
2027	3,303
2028	2,624
2029	1,702
2030	692
Thereafter	1,069
Total	$12,156

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham, Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received no proceeds from the sale in the three months ended September 30, 2025. In the three months ended September 30, 2024, the Company received $1.0 million of proceeds related to the number of salons migrating to Soham's Zenoti product. Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. There was no tax impact in the prior year quarter, due to a valuation allowance. Cash provided by operations includes $1.0 million of cash from discontinued operations in the prior year period.

4.    SHAREHOLDERS' EQUITY:
Stock-Based Employee Compensation:
During the three months ended September 30, 2025, and 2024, the Company granted restricted stock units as follows:

	Three Months Ended September 30,
	2025	2024

Restricted stock units (RSUs)	24,100	—
The RSUs granted during the three months ended September 30, 2025, vest in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.6 million and $1.4 million for the three months ended September 30, 2025, and 2024, respectively, was recorded within general and administrative on the Condensed Consolidated Statements of Operations.
Stock Warrants Issued in Connection with Long-Term Debt:
In connection with the 2024 Credit Agreement (as defined in Note 9 to the unaudited Condensed Consolidated Financial Statements), the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of common stock of the Company, par value $0.05 per share (Common Stock), at an exercise price equal to $7.00 per share. The warrants are exercisable for a seven-year period beginning June 24, 2024. The warrants may also be exercised on a cashless basis under certain circumstances under the agreement.
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
In addition, in connection with the issuance of the warrants, the Company granted an exemption in favor of each holder pursuant to Section 36 of the Tax Benefits Preservation Plan, dated January 29, 2024, as the same may be amended from time to time, among the Company and Equiniti Trust Company, LLC (the Plan), such that neither holder was deemed to be an “Acquiring Person” (as defined in the Plan) solely in connection with (i) the issuance of the warrants nor (ii) the acquisition of beneficial ownership of securities of the Company pursuant to the exercise of the warrants.
The warrants and the shares of Common Stock issuable upon the exercise of such warrants have not been registered under the Securities Act of 1933, as amended (Securities Act), and may not be sold absent registration or an applicable exemption from the registration requirements of the Securities Act. Based in part upon the representations of each holder in each warrant, the offering and sale of each warrant is exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
The combined value of these warrants was valued at $2.8 million using a relative fair value method and accounted for through additional paid-in capital. Further, the related financing fees incurred as a result of warrant issuance are recorded through a contra-equity account and amounted to $0.2 million.
For the warrants originally issued in June 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of September 30, 2025, the Company has no intention of exercising either call provision. The Company will reassess this intention on a quarterly basis.

Stock Warrants Issued in Connection with Consulting Services Agreement:

On August 1, 2025, as part of a consulting services agreement, the Company issued two warrants to purchase Common Stock of the Company to Forum3 Inc., consisting of: (i) a warrant, exercisable through October 31, 2025, to purchase up to $490,000 in aggregate value of shares of Common Stock at an exercise price of the greater of $22 per share and the 10-day average closing price immediately prior to any exercise (the Initial Warrant); and (ii) a warrant to purchase up to an additional 35,000 shares of Common Stock, at an exercise price of $24.20 per share (the Coverage Warrant). At issuance, the fair value of these warrants was determined to be $0.5 million using the Black-Scholes model as described below. The warrant is not remeasured in future periods as it meets the conditions for equity classification. The Coverage Warrant is eligible to vest proportionally to the extent the Initial Warrant is exercised, and, to the extent vested, will remain exercisable until August 1, 2028.

The Company valued the warrants, based on a Black-Scholes Option Pricing Method, using the life of the warrants as the expected term, expected volatility of 177% , a risk-free interest rate of 4.03%, and a forfeiture rate of 38.8% under the assumption that only $0.3 million of the Initial Warrant would be exercised.

On September 11, 2025, Forum3 Inc. exercised $300,000 of the Initial Warrant at the 10-day average closing price of $23.87 per share for a total of 12,567 shares.

5.    INCOME TAXES:
A summary of the income tax (expense) benefit and corresponding effective tax rate is as follows:

	Three Months Ended September 30,
	2025	2024

	(Dollars in thousands)

Income tax (expense) benefit	$(536)	$225
Effective tax rate	28.3%	11.1%
The Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, certain nonrecurring discrete tax items, and the impact of tax credits. The income tax provision for the quarter ended September 30, 2025, is primarily a non-cash deferred tax expense, which is no longer offset by a valuation allowance as a result of the valuation allowance release that occurred for the year ended June 30, 2025.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the modification of the limitation on business interest deductions under Section 163(j) of the Code, 100 percent bonus depreciation on qualified property and expansion of the 45B FICA Tip Tax Credit provisions applicable to the beauty salon industry. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025.

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

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	June 30, 2025

	(Dollars in thousands)

Cash and cash equivalents	$16,560	$16,959
Restricted cash, included in other current assets (1)	19,207	18,246
Total cash, cash equivalents and restricted cash	$35,767	$35,205
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

	Three Months Ended September 30,
	2025	2024

	(Dollars in thousands)

Office rent (1)	$754	$726
Lease termination expense (2)	123	52
Lease liability benefit (3)	(56)	(62)
Franchise salon rent	(242)	71
Company-owned salon rent (4)	2,644	277
Total	$3,223	$1,064
_______________________________________________________________________________
(1)Rental income associated with the sublease of the corporate office space is recorded in other income and was $0.3 million and $0.2 million for the three months ended September 30, 2025, and 2024, respectively.
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

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, and 2024, franchise rental income and franchise rent expense were $17.4 million and $21.6 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.73 and 4.68 years, and the weighted average discount rate was 6.61% and 6.45% for all salon operating leases as of September 30, 2025, and June 30, 2025, respectively.

As of September 30, 2025, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-Owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2026	$48,879	$5,560	$1,028	$55,467	$(48,879)	$6,588
2027	57,725	5,679	1,401	64,805	(57,725)	7,080
2028	48,508	3,886	1,436	53,830	(48,508)	5,322
2029	38,279	2,237	1,472	41,988	(38,279)	3,709
2030	25,301	1,099	1,509	27,909	(25,301)	2,608
Thereafter	27,897	218	—	28,115	(27,897)	218
Total future obligations	$246,589	$18,679	$6,846	$272,114	$(246,589)	$25,525
Less amounts representing interest	35,737	1,860	633	38,230
Present value of lease liability	$210,852	$16,819	$6,213	$233,884
Less short-term lease liability	52,152	6,279	1,144	59,575
Long-term lease liability	$158,700	$10,540	$5,069	$174,309

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Three Months Ended September 30, 2025	Fiscal Year	Balance at September 30, 2025	Balance at June 30, 2025
		2025

	(Average cash interest rate %)		(Dollars in thousands)

Term loan (1)	8.80%	9.14%	$117,035	$118,875
Paid-in-kind interest			6,780	5,376
Deferred financing fees			(11,420)	(12,174)
Term loan, net			112,395	112,077
Revolving credit facility (1)	8.80%	9.14%	1,030	1,030
Fair value of warrants issued to lenders			(2,170)	(2,314)
Total debt, net			111,255	110,793
Less: long-term debt, current portion			(1,650)	(1,100)
Total long-term debt, net			$109,605	$109,693
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

In June 2024, the Company entered into a new credit agreement (the 2024 Credit Agreement). The 2024 Credit Agreement includes a $105.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant and is set to expire June 24, 2029. The Company incurred $14.2 million of refinancing fees (including $3.9 million of Original Issue Discount fee) that will be amortized on a straight-line basis over the term of the agreement. The 2024 Credit Agreement is considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off upon the signing date of the 2024 Credit Agreement. On December 19, 2024, the Company amended the 2024 Credit Agreement for an additional $15.0 million in long-term debt in the form of a term loan (the 2024 Credit Agreement Amendment). In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. The Company issued additional warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments in connection with the 2024 Credit Agreement Amendment. See Note 4 for additional details. The term loan was provided on the same terms as the original term loan, with respect to maturity and interest rate margins. The $15.0 million in proceeds were used as consideration for the Alline Acquisition. The Company incurred $0.4 million of Original Issue Discount fee that will be amortized on a straight-line basis over the term of the agreement. As of September 30, 2025, the Company had outstanding standby letters of credit under the revolving credit facility of $6.0 million, primarily related to the Company's self-insurance program. As of September 30, 2025, total available liquidity, net of the $10.0 million minimum liquidity covenant, and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $25.5 million and $19.0 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of September 30, 2025. The Company's assets serve as collateral to the 2024 Credit Agreement.

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

The 2024 Credit Agreement includes scheduled payments totaling $1.1 million in fiscal year 2026, payable quarterly. In fiscal years 2027, 2028 and 2029, scheduled payments total $3.0 million. Additionally, excess cash is swept annually per the terms of the agreement and there is a balloon payment required upon maturity of the agreement in 2029. In the three months ended September 30, 2025, the Company paid $1.5 million to satisfy the annual mandatory prepayment of 75% of excess cash flow as defined in the 2024 Credit Agreement. This amount was applied as a prepayment of the term loan and reduced the Company's unrestricted cash balance accordingly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2025, and June 30, 2025, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of Alline. The estimated fair value of the contingent consideration liability is included in the Condensed Consolidated Balance Sheets within other noncurrent liabilities. The earn-out liability is adjusted at fair value quarterly until settled utilizing the Monte Carlo simulation, and changes in fair value are reported in our Condensed Consolidated Statements of Operations. As of September 30, 2025, management's revised estimates indicated a fair value of zero dollars.

The change in the earn-out liability measured at fair value using significant unobservable inputs (Level 3) is as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2025	$1,000
Less: gain on earn-out liability	1,000
Earn-out liability at September 30, 2025	$—
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

11.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding stock options (SOs), stock appreciation rights (SARs), restricted stock units (RSUs), and stock-settled performance units (PSUs). The Company's diluted earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company's stock-based compensation plans and warrants issued in connection with the Company's credit and consulting services agreements. Stock-based awards with exercise prices greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of weighted average shares outstanding, assuming dilution, excluded stock-based awards as detailed below, as they were not dilutive under the treasury stock method.
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,
	2025	2024

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,440	2,343
Dilutive shares associated with option plans	341	—
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,781	2,343
Options excluded from EPS calculation - anti-dilutive	180	195

12.    SEGMENT INFORMATION:
Segment information is presented on the same basis that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. The Company's Chief Operating Decision Maker's (CODM) primary measures of segment performance are revenue and segment adjusted EBITDA. The Company’s Chief Executive Officer is the CODM. Revenue and segment adjusted EBITDA are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. The Company's CODM does not evaluate reportable segments using assets and capital expenditure information. Segment adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation, amortization, and impairment. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs, goodwill and long-lived asset impairment charges, and the benefit from the Company's debt refinancing.

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	Three Months Ended September 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$38,747	$20,211	$58,958

Expenses
General and administrative	$10,209	$1,142	$11,351
Rent	430	2,793	3,223
Non-margin expenses (1)	22,927	—	22,927
Company-owned salon expense	—	14,768	14,768
Depreciation and amortization	210	558	768
Operating income	$4,971	$950	$5,921
Unallocated expense, net			(4,565)
Total net income			$1,356

Segment adjusted EBITDA	$6,384	$1,581	$7,965
_______________________________________________________________________________

(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

Financial information reconciling the Company's reportable operating segments Operating income to Adjusted EBITDA is shown in the table below.

	Three Months Ended September 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Operating income	$4,971	$950	$5,921

Depreciation and amortization	210	558	768
Other, net	242	—	242
Gain on earn-out liability	1,000	—	1,000
Stock-based compensation expense	629	—	629
Discrete items (1)	(668)	73	(595)
Segment adjusted EBITDA	$6,384	$1,581	$7,965
_______________________________________________________________________________

(1)Discrete items include one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees and asset retirement obligation costs.

	Three Months Ended September 30, 2024

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$45,275	$785	$46,060

Expenses
General and administrative	$13,982	$52	$14,034
Rent	723	341	1,064
Non-margin expenses (1)	27,277	—	27,277
Company-owned salon expense	—	753	753
Depreciation and amortization	361	85	446
Long-lived asset impairment	352	—	352
Operating income (loss)	$2,580	$(446)	$2,134
Unallocated expenses, net			(2,987)
Total net loss			$(853)

Segment adjusted EBITDA	$7,986	$(349)	$7,637
_______________________________________________________________________________

(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

Financial information reconciling the Company's reportable operating segments Operating income (loss) to Adjusted EBITDA is shown in the table below.

	For the Three Months Ended September 30, 2024

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Operating income (loss)	$2,580	$(446)	$2,134

Depreciation and amortization	361	85	446
Long lived asset impairment	352	—	352
Other, net	677	—	677
Stock-based compensation expense	1,430	—	1,430
Discrete items (1)	2,586	12	2,598
Segment adjusted EBITDA	$7,986	$(349)	$7,637
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
The company-owned salons reportable operating segment is comprised of company-owned salons located mainly in strip center locations. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. Supercuts, Cost Cutters and other regional trade names operating in the U.S. are generally within the company-owned salons segment.
Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	September 30, 2025	June 30, 2025

FRANCHISE SALONS:
Supercuts	1,688	1,711
SmartStyle/Cost Cutters in Walmart stores	1,032	1,049
Portfolio Brands	802	816
Total North American salons	3,522	3,576
Total International salons (1)	71	71
Total franchise salons	3,593	3,647
as a percent of total franchise and company-owned salons	92.6%	92.5%

COMPANY-OWNED SALONS:
Supercuts	99	100
Portfolio Brands	187	194
Total company-owned salons	286	294
as a percent of total franchise and company-owned salons	7.4%	7.5%

Total franchise and company-owned salons	3,879	3,941
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

The acquisition was accounted for as a business combination with the purchase price allocated using information available as of December 31, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of June 30, 2025, the purchase price and related allocation were revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations. There were no adjustments made to these allocations in the three months ended September 30, 2025.

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
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earn-out periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earn-out periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a fair value of $1.0 million as of June 30, 2025, which is included in other noncurrent liabilities in the Consolidated Balance Sheets in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As of September 30, 2025, the Company determined the value of the contingent consideration arrangement is $0, and recognized a gain on earn-out liability of $1.0 million in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2025. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons. The earn-out liability is adjusted at fair value quarterly until settled utilizing the Monte Carlo simulation, and changes in fair value will be reported in our Condensed Consolidated Statements of Operations. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the valuation.

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

(2)Intangible assets includes $2.4 million related to the preliminary fair value of reacquired rights and $1.4 million related to the fair value of favorable leasehold interests, net.
a.The reacquired rights were valued using a form of the income approach where the asset's value is determined by its ability to generate future cash flows by isolating and discounting the cash flows attributable to the asset. The Company assumed a four-year life based on the weighted average remaining contract term, assuming no renewals.
b.Upon acquisition, the Company assumed lease agreements with lease payments fixed at a rate below the current market rate. As a result, a favorable lease asset of $1.4 million was recorded on the balance sheet. This asset represents the benefit the Company receives from having lease payments below market and will be amortized to rent expense on a straight-line basis over the remaining terms of the respective leases.

The following table provides revenues and operating income from Alline that are included in our Condensed Consolidated Financial Statements:

Three Months Ended September 30, 2025

(Dollars in thousands)

Total revenues	$19,529
Operating income	1,185

The following table presents pro forma information as if the Alline Acquisition had occurred on July 1, 2024:

	Three months ended September 30,
	2025	2024

	(Dollars in thousands)

Total revenues	$58,958	$64,208
Operating income	5,921	3,161

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2025, Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
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
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of September 30, 2025, the Company franchised or owned 3,879 locations, primarily in North America. Our locations consisted of 3,593 franchised salons and 286 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of September 30, 2025, the Company had 1,745 employees of which 1,577 were acquired as part of the Alline Acquisition.

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
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2025. As of September 30, 2025, and June 30, 2025, the franchise reporting unit had goodwill of $172.8 million and $173.2 million, respectively, and the company-owned reporting unit had goodwill of $10.3 million as of both September 30, 2025, and June 30, 2025.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2025, Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2025.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the three months ended September 30, 2025, a net 54 franchise salons and eight company-owned salons have closed.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended September 30,
	2025	2024

	(Dollars in millions)

System-wide revenue	$273.7	$285.6

Supercuts	2.5%	0.8%
SmartStyle	(4.2)	(6.6)
Portfolio Brands	1.1	(1.1)

Total system-wide same-store sales (1)	0.9%	(1.1)%
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

	Three Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)		% of Total Revenue		(Decrease) Increase

Royalties	$14.0	$15.6	23.7%	33.9%	(1,020)
Fees	1.8	2.4	3.1	5.2	(210)
Advertising fund contributions	5.6	5.6	9.5	12.2	(270)
Franchise rental income	17.4	21.6	29.5	47.0	(1,750)
Company-owned salon revenue	20.2	0.8	34.2	1.7	3,250

General and administrative	11.4	14.0	19.3	30.4	(1,110)
Rent	3.2	1.1	5.4	2.4	300
Advertising fund expense	5.6	5.6	9.5	12.2	(270)
Franchise rent expense	17.4	21.6	29.5	47.0	(1,750)
Company-owned salon expense (1)	14.8	0.8	25.1	1.7	2,340
Depreciation and amortization	0.8	0.4	1.4	0.9	50
Long-lived asset impairment	—	0.4	—	0.9	(90)

Operating income (2)	5.9	2.1	10.0	4.6	540

Interest expense	(5.3)	(4.8)	(9.0)	(10.4)	(140)
Gain on earn-out liability	1.0	—	1.7	—	170
Other, net	0.2	0.7	0.3	1.5	(120)

Income tax (expense) benefit (3)	(0.5)	0.2	28.3	11.1	N/A

Income (loss) from continuing operations (2)	1.4	(1.8)	2.4	(3.9)	630

Income from discontinued operations	—	1.0	—	2.2	(220)

Net income (loss) (2)	1.4	(0.9)	2.4	(2.0)	440
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

Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024
Royalties
During the three months ended September 30, 2025, royalties decreased $1.6 million, or 10.3%, primarily due to a decrease in franchise salon count caused by franchise salon closures and the Alline Acquisition.
Fees
During the three months ended September 30, 2025, fees decreased $0.6 million, or 25.0%, primarily due to salon closures and lower rebate fees from our franchise product vendor.
Advertising Fund Contributions
Advertising fund contributions remained relatively flat year over year.
Franchise Rental Income
During the three months ended September 30, 2025, franchise rental income decreased $4.2 million, or 19.4%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Revenue
During the three months ended September 30, 2025, company-owned salon revenue increased $19.4 million from $0.8 million to $20.2 million, due to the increase in company-owned salon count as a result of the Alline Acquisition.
General and Administrative
General and administrative expense for the three months ended September 30, 2025, decreased $2.6 million, or 18.6%, primarily due to lower severance and stock-based compensation expense in the current year period.
Rent
Rent expense increased $2.1 million, or 190.9%, during the three months ended September 30, 2025, as a result of rent expense associated with the acquired Alline salons.
Advertising Fund Expense
Advertising fund expense remained relatively flat year over year.

Franchise Rent Expense
During the three months ended September 30, 2025, franchise rent expense decreased $4.2 million, or 19.4%, primarily due to the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense, for the three months ended September 30, 2025, increased $14.0 million from $0.8 million to $14.8 million, primarily due to the strategic Alline Acquisition.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2025, increased $0.4 million, or 100.0%, primarily due to depreciation expense associated with the assets acquired in the Alline Acquisition.
Long-Lived Asset Impairment
In the three months ended September 30, 2025, the Company did not record any long-lived asset impairments. In the three months ended September 30, 2024, the Company recorded a long-lived asset impairment charge of $0.4 million related to the right-of-use asset associated with the corporate office lease.
Interest Expense
The $0.5 million increase in interest expense for the three months ended September 30, 2025, was primarily due to higher debt outstanding compared to the three months ended September 30, 2024. Cash interest remained relatively flat at $3.0 million for the three months ended September 30, 2025, and 2024.
Gain on Earn-out Liability
The $1.0 million gain on earn-out liability in the three months ended September 30, 2025, is due to a change in the estimated fair value expected to be paid in conjunction with the Alline Acquisition.
Other, Net
Other, net decreased $0.5 million in the three months ended September 30, 2025, primarily due to an unfavorable currency adjustment and unclaimed property revenue in the prior year period, offset partially by corporate office sublease income.
Income Tax (Expense) Benefit
During the three months ended September 30, 2025, the Company recognized a tax expense of $0.5 million, with a corresponding effective tax rate of 28.3%, as compared to recognizing a tax benefit of $0.2 million, with a corresponding effective tax rate of 11.1% during the three months ended September 30, 2024. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations
Income from discontinued operations in the three months ended September 30, 2024, relates to proceeds received from the sale of OSP related to the number of salons migrating to the Zenoti platform. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Three Months Ended September 30,
	2025	2024	Decrease (1)

	(Dollars in millions)

Royalties	$14.0	$15.6	$(1.6)
Fees	1.8	2.4	(0.6)
Advertising fund contributions	5.6	5.6	—
Franchise rental income	17.4	21.6	(4.2)
Total franchise revenue (1)	$38.7	$45.3	$(6.6)

Franchise same-store sales (2)	0.9%	(1.2)%

Franchise adjusted EBITDA	$6.4	$8.0	$(1.6)
Total franchise salons	3,593	4,350	(757)
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
Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024
Franchise Revenue
Franchise revenue decreased $6.6 million during the three months ended September 30, 2025. The decrease in franchise revenue during the three months ended September 30, 2025, was primarily due to the decrease in franchise salon count.
Franchise Adjusted EBITDA
During the three months ended September 30, 2025, franchise adjusted EBITDA totaled $6.4 million, a decrease of $1.6 million compared to the three months ended September 30, 2024. The decline was primarily due to a decrease in royalties and fees, offset partially by decreased general and administrative expenses.

Company-Owned Salons

	Three Months Ended September 30,
	2025	2024	Increase (1)

	(Dollars in millions)

Company-owned salon revenue	$20.2	$0.8	$19.4
Company-owned salon adjusted EBITDA	$1.6	$(0.3)	$1.9
Total company-owned salons	286	9	277
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024
Company-Owned Salon Revenue
Company-owned salon revenue increased $19.4 million during the three months ended September 30, 2025, primarily due to the Alline Acquisition.
Company-Owned Salon Adjusted EBITDA
In the three months ended September 30, 2025, company-owned salon adjusted EBITDA improved $1.9 million, primarily due to increased revenues generated by the greater salon count.

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
As of September 30, 2025, cash and cash equivalents were $16.6 million, with $15.9 million and $0.7 million within the United States and Canada, respectively.
As of September 30, 2025, the Company's borrowing arrangements include a $117.0 million term loan, $6.8 million of paid-in-kind interest and a $25.0 million revolving credit facility that matures in June 2029. As of September 30, 2025, the unused available credit under the revolving credit facility was $19.0 million, and total available liquidity, net of the $10.0 million minimum liquidity covenant, was $25.5 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of September 30, 2025, were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2025, cash provided by operating activities was $2.3 million compared to $1.3 million cash used in operating activities in the three months ended September 30, 2024. Cash provided by (used in) operating activities improved year over year due primarily to a build in restricted ad fund cash and net income in the current year period compared to a net loss in the three months ended September 30, 2024.
Cash Flows from Investing Activities
During the three months ended September 30, 2025, cash used in investing activities of $0.4 million was primarily due to capital expenditures. During the three months ended September 30, 2024, cash provided by investing activities of $0.9 million primarily related to OSP sale proceeds.
Cash Flows from Financing Activities
During the three months ended September 30, 2025, cash used in financing activities was $1.3 million, primarily as a result of the repayment of long-term debt of $1.8 million, partially offset by $0.6 million of proceeds from the issuance of common stock. During the three months ended September 30, 2024, cash used in financing activities was $6.5 million, primarily as a result of repayments of the revolving credit facility of $10.2 million, partially offset by $4.3 million of borrowings under the revolving credit facility.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2025	40.3%
June 30, 2025	40.3%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of September 30, 2025, a total accumulated 1.5 million shares have been cumulatively repurchased for $595.4 million. At September 30, 2025, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2025, Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of September 30, 2025, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At September 30, 2025, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)