Form 10-Q
period 2025-12-31
REGIS CORP
filed 2026-02-05
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 29, 2026: 2,498,778

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of December 31, 2025, and June 30, 2025
(Dollars in thousands, except per share data)

	December 31, 2025	June 30, 2025

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$18,385	$16,959
Receivables, net	9,337	9,473
Inventory	2,567	2,798
Other current assets	21,825	21,254
Total current assets	52,114	50,484

Property and equipment, net	9,829	10,085
Goodwill (Note 1)	183,420	183,436
Other intangibles, net	5,612	5,830
Right of use asset (Note 8)	221,508	229,861
Deferred tax asset (Note 5)	101,124	102,504
Other assets	14,707	16,757
Total assets	$588,314	$598,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,949	$20,837
Accrued expenses	16,057	19,066
Long-term debt, current portion (Note 9)	2,100	1,100
Short-term lease liability (Note 8)	59,958	60,685
Total current liabilities	98,064	101,688

Long-term debt, net (Note 9)	111,219	109,693
Long-term lease liability (Note 8)	170,782	179,280
Other non-current liabilities	19,541	22,680
Total liabilities	399,606	413,341

Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,498,778 and 2,435,981 common shares at December 31, 2025, and June 30, 2025, respectively	125	122
Additional paid-in capital	76,591	75,243
Accumulated other comprehensive income	8,215	8,286
Retained earnings	103,777	101,965
Total shareholders' equity	188,708	185,616
Total liabilities and shareholders' equity	$588,314	$598,957
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended December 31, 2025, and 2024
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Revenues:
Royalties	$13,641	$14,840	$27,677	$30,486
Fees	1,753	2,917	3,537	5,269
Advertising fund contributions	5,298	5,490	10,871	11,131
Franchise rental income (Note 8)	17,237	20,022	34,591	41,658
Company-owned salon revenue	19,188	3,450	39,399	4,235
Total revenue	57,117	46,719	116,075	92,779
Operating expenses:
General and administrative	10,264	11,155	21,615	25,189
Rent (Note 8)	3,598	2,149	6,821	3,213
Advertising fund expense	5,298	5,490	10,871	11,131
Franchise rent expense	17,237	20,022	34,591	41,658
Company-owned salon expense (1)	13,727	1,946	28,495	2,699
Depreciation and amortization	796	460	1,564	906
Long-lived asset impairment	—	—	—	352
Total operating expenses	50,920	41,222	103,957	85,148

Operating income	6,197	5,497	12,118	7,631

Other (expense) income:
Interest expense	(5,255)	(4,848)	(10,526)	(9,694)
Gain on earn-out liability	—	—	1,000	—
Other, net	517	(307)	759	370

Income (loss) from operations before income taxes	1,459	342	3,351	(1,693)

Income tax (expense) benefit	(1,003)	(136)	(1,539)	89

Income (loss) from continuing operations	456	206	1,812	(1,604)

Income from discontinued operations (Note 3)	—	7,439	—	8,396

Net income	$456	$7,645	$1,812	$6,792

Net income per share:
Basic:
Income (loss) from continuing operations	$0.18	$0.09	$0.74	$(0.68)
Income from discontinued operations	—	3.20	—	3.58
Net income per share (2)	$0.18	$3.29	$0.74	$2.90
Diluted:
Income (loss) from continuing operations	$0.16	$0.07	$0.64	$(0.68)
Income from discontinued operations	—	2.63	—	3.58
Net income per share, diluted (2)	$0.16	$2.71	$0.64	$2.90

Weighted average common and common equivalent shares outstanding:
Basic	2,482	2,324	2,461	2,346
Diluted	2,862	2,825	2,822	2,346
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended December 31, 2025, and 2024
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Net income	$456	$7,645	$1,812	$6,792
Foreign currency translation adjustments	218	(604)	(71)	(452)
Comprehensive income	$674	$7,041	$1,741	$6,340
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended December 31, 2025, and 2024
(Dollars in thousands)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, September 30, 2025	2,461,270	$123	$76,110	$7,997	$103,321	$187,551
Net income	—	—	—	—	456	456
Foreign currency translation	—	—	—	218	—	218
Exercise of stock options	13,564	1	315	—	—	316
Stock-based compensation	—	—	307	—	—	307
Net restricted stock activity	23,944	1	(141)	—	—	(140)
Balance, December 31, 2025	2,498,778	$125	$76,591	$8,215	$103,777	$188,708

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2024	2,282,395	$114	$69,972	$8,736	$(22,424)	$56,398
Net income	—	—	—	—	7,645	7,645
Foreign currency translation	—	—	—	(604)	—	(604)
Stock-based compensation	—	—	330	—	—	330
Net restricted stock activity	13,034	1	(52)	—	—	(51)
Common stock issued in connection with Alline acquisition (Note 13)	140,550	7	2,993	—	—	3,000
Balance, December 31, 2024	2,435,979	$122	$73,243	$8,132	$(14,779)	$66,718

	Six Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
Net income	—	—	—	—	1,812	1,812
Foreign currency translation	—	—	—	(71)	—	(71)
Exercise of stock options	24,564	1	606	—	—	607
Stock-based compensation	—	—	604	—	—	604
Net restricted stock activity	25,666	1	(160)	—	—	(159)
Common stock issued in connection with warrant exercise	12,567	1	298	—	—	299
Balance, December 31, 2025	2,498,778	$125	$76,591	$8,215	$103,777	$188,708

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net income	—	—	—	—	6,792	6,792
Foreign currency translation	—	—	—	(452)	—	(452)
Stock-based compensation	—	—	665	—	—	665
Net restricted stock activity	15,481	1	(75)	—	—	(74)
Common stock issued in connection with Alline acquisition (Note 13)	140,550	7	2,993	—	—	3,000
Balance, December 31, 2024	2,435,979	$122	$73,243	$8,132	$(14,779)	$66,718
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended December 31, 2025, and 2024
(Dollars in thousands)

	Six Months Ended December 31,
	2025	2024

Cash flows provided by (used in) operating activities:
Net income	$1,812	$6,792
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sale of OSP (Note 3)	—	(8,396)
Depreciation and amortization	1,548	853
Deferred income taxes	1,361	(197)
Non-cash interest	2,897	2,513
Gain on earn-out liability	(1,000)	—
Long-lived asset impairment	—	352
Stock-based compensation	910	1,604
Amortization of debt discount and financing costs	1,811	1,605
Other non-cash items affecting earnings	(127)	569
Ad fund	(250)	3,474
Changes in operating assets and liabilities (1)	(5,016)	(8,382)
Net cash provided by operating activities	3,946	787

Cash flows (used in) provided by investing activities:
Capital expenditures	(1,167)	(444)
Asset acquisitions, net of cash acquired and certain obligations assumed	—	(18,631)
Proceeds from sale of OSP, net of fees	—	8,463
Net cash used in investing activities	(1,167)	(10,612)

Cash flows (used in) provided by financing activities:
Borrowings on revolving credit facility	—	4,326
Repayments of revolving credit facility	—	(10,238)
Repayments of long-term debt	(2,140)	(526)
Debt refinancing fees	(41)	(814)
Proceeds from issuance of common stock in connection with warrant exercise	298	—
Proceeds from issuance of common stock for options exercised	606	—
Proceeds from issuance of long-term debt	—	15,000
Taxes paid for shares withheld	(161)	(75)
Net cash (used in) provided by financing activities	(1,438)	7,673

Effect of exchange rate changes on cash and cash equivalents	(2)	(106)

Increase (decrease) in cash, cash equivalents, and restricted cash	1,339	(2,258)

Cash, cash equivalents, and restricted cash:
Beginning of period	35,205	29,312
End of period	$36,544	$27,054
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2025, and for the three and six months ended December 31, 2025, and 2024, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2025, and its consolidated results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Refer to Note 13 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the three and six months ended December 31, 2025, and 2024, include the results of Alline subsequent to the acquisition date, December 19, 2024.
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
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the six months ended December 31, 2025.
As further described in Note 13 of these unaudited Condensed Consolidated Financial Statements, the acquisition of Alline resulted in recognition of approximately $10.3 million in goodwill, which was assigned to the company-owned operating segment.
As of December 31, 2025, and June 30, 2025, the franchise reporting unit had goodwill of $173.1 million and the company-owned reporting unit had goodwill of $10.3 million.

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

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement of Expenses" which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU includes amendments which provide entities with a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the assets, effectively simplifying credit loss estimations for certain situations. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within fiscal years beginning after that date. The Company does not believe the guidance will have a material impact on its financial statements and disclosures.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and typically recognized over 10 years, but is recognized immediately when a salon is acquired by Regis or closed. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
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
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	December 31, 2025	June 30, 2025	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,829	$7,378	Receivables, net
Broker fees	5,040	5,997	Other assets

Deferred revenue:
Current
Gift card liability	$631	$476	Accrued expenses
Deferred franchise fees open salons	3,563	3,832	Accrued expenses
Total current deferred revenue	$4,194	$4,308
Non-current
Deferred franchise fees unopened salons	$1,368	$1,475	Other non-current liabilities
Deferred franchise fees open salons	7,613	9,394	Other non-current liabilities
Total non-current deferred revenue	$8,981	$10,869

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

	Six Months Ended December 31,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$5,015	$6,227
Provision for doubtful accounts (1)	984	1,485
Provision for franchisee rent (2)	484	588
Recoveries	(999)	(694)
Other	63	73
Write-offs	(468)	(132)
Balance at end of period	$5,079	$7,547
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

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement and recognized as general and administrative expense over the term of the franchise agreement in the Condensed Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Six Months Ended December 31,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$5,997	$9,369
Amortization	(957)	(1,246)
Write-offs (1)	—	(1,131)
Balance at end of period	$5,040	$6,992
________________________________________________________________________________________
(1)Broker fees of $0.9 million were written off in connection with the Alline acquisition for the six months ended December 31, 2024.

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement, but is recognized immediately when a salon is acquired by Regis or closed. Franchise fee revenue for the three months ended December 31, 2025, and 2024, was $1.0 million and $2.1 million, respectively, and for the six months ended December 31, 2025, and 2024, was $2.0 million and $3.7 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of December 31, 2025, is as follows (dollars in thousands):

Remainder of 2026	$1,780
2027	3,282
2028	2,562
2029	1,433
2030	538
Thereafter	1,581
Total	$11,176

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham, Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received no proceeds from the sale in the three and six months ended December 31, 2025. During the three and six months ended December 31, 2024, the Company received $7.5 million and $8.5 million, respectively, of proceeds related to the number of salons migrating to Soham's Zenoti product. Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. There was no tax impact in the prior year periods, due to a valuation allowance. Cash provided by (used in) investing activities for the six months ended December 31, 2024, includes $8.5 million of cash from discontinued operations.

4.    SHAREHOLDERS' EQUITY:
Authorized Shares and Designation of Preferred Class:
The Company has 5.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Stock-Based Employee Compensation:
During the three and six months ended December 31, 2025, and 2024, the Company granted restricted stock units as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Restricted stock units (RSUs)	15,605	78,800	39,705	78,800
The RSUs granted during the three and six months ended December 31, 2025, and 2024, vest after one year or in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $0.3 million and $0.2 million, and $0.9 million and $1.6 million for the three and six months ended December 31, 2025, and 2024, respectively, was recorded within general and administrative on the Condensed Consolidated Statements of Operations.
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
The combined value of these warrants was valued at $2.8 million using a relative fair value method and accounted for through additional paid-in capital upon issuance. Further, the related financing fees incurred as a result of warrant issuance are recorded through a contra-equity account and amounted to $0.2 million.
For the warrants originally issued in June 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of December 31, 2025, the Company has no intention of exercising either call provision. The Company will reassess this intention on a quarterly basis.

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

The Company valued the warrants, based on a Black-Scholes model, using the life of the warrants as the expected term, expected volatility of 177% , a risk-free interest rate of 4.03%, and a forfeiture rate of 38.8% under the assumption that only $0.3 million of the Initial Warrant would be exercised.

On September 11, 2025, Forum3 Inc. exercised $300,000 of the Initial Warrant at the 10-day average closing price of $23.87 per share for a total of 12,567 shares. The remaining $190,000 of the Initial Warrant expired on October 31, 2025.

5.    INCOME TAXES:
A summary of the income tax (expense) benefit and corresponding effective tax rate is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Income tax (expense) benefit	$(1,003)	$(136)	$(1,539)	$89
Effective tax rate	68.7%	39.8%	45.9%	5.3%
The increase in the Company’s effective tax rate for the three and six months ended December 31, 2025, primarily relates to the change in the Company's valuation allowance position during the year ended June 30, 2025, current period discrete tax expense related to share-based compensation, and the impact of tax credits. The income tax provision for the three and six months ended December 31, 2025, is primarily a non-cash deferred tax expense, which is no longer offset by a valuation allowance as a result of the valuation allowance release that occurred for the year ended June 30, 2025.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the modification of the limitation on business interest deductions under Section 163(j) of the Code, 100 percent bonus depreciation on qualified property and expansion of the 45B FICA Tip Tax Credit provisions applicable to the beauty salon industry. The impacts of the OBBBA are reflected in our results for the three and six months ended December 31, 2025.

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

7.    CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows:

	December 31, 2025	June 30, 2025

	(Dollars in thousands)

Cash and cash equivalents	$18,385	$16,959
Restricted cash, included in other current assets (1)	18,159	18,246
Total cash, cash equivalents, and restricted cash	$36,544	$35,205
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives, and contractual obligations to collateralize the Company's self-insurance programs.

8.    LEASES:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and its corporate facilities under operating leases. The original terms range from one to 11 years with many leases renewable for an additional five to 10-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Office rent (1)	$679	$700	$1,433	$1,426
Lease termination expense (2)	82	27	206	79
Lease liability benefit (3)	(56)	(65)	(111)	(128)
Franchise salon rent	292	881	48	952
Company-owned salon rent (4)	2,601	606	5,245	884
Total	$3,598	$2,149	$6,821	$3,213
_______________________________________________________________________________
(1)Rental income associated with the sublease of the corporate office space is recorded in other income and was $0.3 million for both three month periods ended December 31, 2025, and 2024, and $0.6 million for both six month periods ended December 31, 2025, and 2024.
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
(4)Includes rent related to the salons acquired in the December 2024 Alline acquisition. See Note 13.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statements of Operations. For the three and six months ended December 31, 2025, and 2024, franchise rental income and franchise rent expense were $17.2 million and $20.0 million, and $34.6 million and $41.7 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.71 and 4.68 years, and the weighted average discount rate was 6.73% and 6.45% for all salon operating leases as of December 31, 2025, and June 30, 2025, respectively.

As of December 31, 2025, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2026	$33,178	$3,752	$689	$37,619	$(33,178)	$4,441
2027	60,317	6,143	1,401	67,861	(60,317)	7,544
2028	50,787	4,372	1,436	56,595	(50,787)	5,808
2029	39,914	2,633	1,472	44,019	(39,914)	4,105
2030	26,998	1,402	1,509	29,909	(26,998)	2,911
Thereafter	32,574	362	—	32,936	(32,574)	362
Total future obligations	$243,768	$18,664	$6,507	$268,939	$(243,768)	$25,171
Less amounts representing interest	35,752	1,876	571	38,199
Present value of lease liability	$208,016	$16,788	$5,936	$230,740
Less short-term lease liability	52,639	6,155	1,164	59,958
Long-term lease liability	$155,377	$10,633	$4,772	$170,782

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Six Months Ended December 31, 2025	Fiscal Year 2025	Balance at December 31, 2025	Balance at June 30, 2025

	(Average cash interest rate %)		(Dollars in thousands)

Term loan (1)	8.65%	9.14%	$116,735	$118,875
Paid-in-kind interest			8,273	5,376
Deferred financing fees (2)			(10,694)	(12,174)
Term loan, net			114,314	112,077
Revolving credit facility (1)	8.65%	9.14%	1,030	1,030
Fair value of warrants issued to lenders			(2,025)	(2,314)
Total debt, net			113,319	110,793
Less: long-term debt, current portion			(2,100)	(1,100)
Total long-term debt, net			$111,219	$109,693
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.
(2)Deferred financing fees, inclusive of $4.3 million of Original Issue Discount fees, are amortized on a straight-line basis over the term of the agreement.

The Company's credit agreement, as amended, (the 2024 Credit Agreement) includes a $120.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant, is secured by the Company's assets, and expires June 24, 2029. The June 2024 refinancing was considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off.

In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. See Note 4 for additional details.

As of December 31, 2025, the Company had outstanding standby letters of credit under the revolving credit facility of $6.0 million, primarily related to the Company's self-insurance program. As of December 31, 2025, total available liquidity, net of the $10.0 million minimum liquidity covenant, and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $27.4 million and $19.0 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of December 31, 2025.

The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The margin is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, 4.50% of the margin is paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

The 2024 Credit Agreement includes scheduled quarterly payments totaling $1.1 million in fiscal year 2026 and $3.0 million in each of fiscal years 2027, 2028 and 2029, plus a balloon payment at maturity. Additionally, excess cash is swept annually per the terms of the agreement. In the six months ended December 31, 2025, the Company paid $1.5 million to satisfy the annual mandatory prepayment of 75% of excess cash flow as defined in the 2024 Credit Agreement. This amount was applied as a prepayment of the term loan and reduced the Company's unrestricted cash balance accordingly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2025, and June 30, 2025, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of Alline. The estimated fair value of the contingent consideration liability is included in the Condensed Consolidated Balance Sheets within other noncurrent liabilities. The earn-out liability is adjusted at fair value quarterly until settled utilizing the Monte Carlo simulation, and changes in fair value are reported in our Condensed Consolidated Statements of Operations. As of December 31, 2025, management's revised estimates indicated a fair value of zero dollars.

The change in the earn-out liability measured at fair value using significant unobservable inputs (Level 3) is as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2025	$1,000
Less: gain on earn-out liability	1,000
Earn-out liability at December 31, 2025	$—
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
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,482	2,324	2,461	2,346
Dilutive shares associated with option plans	380	501	361	—
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,862	2,825	2,822	2,346
Options excluded from EPS calculation - anti-dilutive	104	193	137	192

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

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Consolidated	Franchise	Company-owned	Consolidated

Total revenue	$37,929	$19,188	$57,117	$76,676	$39,399	$116,075

Expenses
General and administrative	$9,182	$1,082	$10,264	$19,391	$2,224	$21,615
Rent	910	2,688	3,598	1,340	5,481	6,821
Non-margin expenses (1)	22,535	—	22,535	45,462	—	45,462
Company-owned salon expense	—	13,727	13,727	—	28,495	28,495
Depreciation and amortization	204	592	796	414	1,150	1,564
Operating income	$5,098	$1,099	$6,197	$10,069	$2,049	$12,118
Unallocated expense, net			(5,741)			(10,306)
Total net income			$456			$1,812

Segment adjusted EBITDA	$6,241	$1,750	$7,991	$12,625	$3,331	$15,956
_______________________________________________________________________________

(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

Financial information reconciling the Company's reportable operating segments Operating income to Adjusted EBITDA is shown in the table below.

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Consolidated	Franchise	Company-owned	Consolidated

Operating income	$5,098	$1,099	$6,197	$10,069	$2,049	$12,118

Depreciation and amortization	204	592	796	414	1,150	1,564
Other, net	517	—	517	759	—	759
Stock-based compensation expense	280	—	280	910	—	910
Discrete items (1)	142	59	201	473	132	605
Segment adjusted EBITDA	$6,241	$1,750	$7,991	$12,625	$3,331	$15,956
_______________________________________________________________________________

(1)Discrete items include one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset and lease termination fees.

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Consolidated	Franchise	Company-owned	Consolidated

Total revenue	$43,269	$3,450	$46,719	$88,544	$4,235	$92,779

Expenses
General and administrative	$9,799	$1,356	$11,155	$23,781	$1,408	$25,189
Rent	1,513	636	2,149	2,236	977	3,213
Non-margin expenses (1)	25,512	—	25,512	52,789	—	52,789
Company-owned salon expense	—	1,946	1,946	—	2,699	2,699
Depreciation and amortization	307	153	460	668	238	906
Long-lived asset impairment	—	—	—	352	—	352
Operating income (loss)	$6,138	$(641)	$5,497	$8,718	$(1,087)	$7,631
Unallocated expenses, net			2,148			(839)
Total net income			$7,645			$6,792

Segment adjusted EBITDA	$6,414	$725	$7,139	$14,400	$376	$14,776
_______________________________________________________________________________

(1)Non-margin expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

Financial information reconciling the Company's reportable operating segments Operating income (loss) to Adjusted EBITDA is shown in the table below.

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Consolidated	Franchise	Company-owned	Consolidated

Operating income (loss)	$6,138	$(641)	$5,497	$8,718	$(1,087)	$7,631

Depreciation and amortization	307	153	460	668	238	906
Long-lived asset impairment	—	—	—	352	—	352
Other, net	(307)	—	(307)	370	—	370
Stock-based compensation expense	174	—	174	1,604	—	1,604
Discrete items (1)	102	1,213	1,315	2,688	1,225	3,913
Segment adjusted EBITDA	$6,414	$725	$7,139	$14,400	$376	$14,776
_______________________________________________________________________________

(1)Discrete items include one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset and lease termination fees.
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
The company-owned salons reportable operating segment is comprised of company-owned salons located mainly in strip center locations. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. Supercuts, Cost Cutters and Holiday Hair operating in the U.S. are generally within the company-owned salons segment.

Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	December 31, 2025	June 30, 2025

FRANCHISE SALONS:
Supercuts	1,667	1,711
SmartStyle/Cost Cutters in Walmart stores	1,021	1,049
Portfolio Brands	791	816
Total North American salons	3,479	3,576
Total International salons (1)	72	71
Total franchise salons	3,551	3,647
as a percent of total franchise and company-owned salons	92.7%	92.5%

COMPANY-OWNED SALONS:
Supercuts	97	100
Portfolio Brands	181	194
Total company-owned salons	278	294
as a percent of total franchise and company-owned salons	7.3%	7.5%

Total franchise and company-owned salons	3,829	3,941
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

13.    ACQUISITIONS:
On December 19, 2024, the Company transferred consideration to acquire 100 percent of the equity interests of Alline (the Alline acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees and the salon portfolio provides a testing ground for brand and operational initiatives. The transaction terminated the existing franchise arrangements between Regis and Alline, which resulted in the Company recognizing a loss of $0.2 million upon settlement, which is included in the unaudited Condensed Consolidated Statements of Operations as a component of operating income for the three and six months ended December 31, 2024.

The acquisition was accounted for as a business combination with the purchase price allocated using information available as of December 19, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of June 30, 2025, the purchase price and related allocation were revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations. There were no adjustments made to these allocations in the three and six months ended December 31, 2025.

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
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earn-out periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earn-out periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a fair value of $1.0 million as of June 30, 2025, which is included in other noncurrent liabilities in the Consolidated Balance Sheets in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As of December 31, 2025, the Company determined the value of the contingent consideration arrangement is $0 and recognized a gain on earn-out liability of $1.0 million in our Condensed Consolidated Statements of Operations for the six months ended December 31, 2025. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons. The earn-out liability is adjusted at fair value quarterly, as needed, until settled utilizing the Monte Carlo simulation, and changes in fair value will be reported in our Condensed Consolidated Statements of Operations. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the valuation.

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

(2)Intangible assets includes $2.4 million related to the fair value of reacquired rights and $1.4 million related to the fair value of favorable leasehold interests, net.
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

The following table provides revenues and operating income from Alline that are included in our Condensed Consolidated Financial Statements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(Dollars in thousands)

Total revenues	$18,557	$2,703	$38,086	$2,703
Operating income	910	480	2,095	480

The following table presents pro forma information as if the Alline acquisition had occurred on July 1, 2024:

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024

Total revenues	$62,161	$125,719
Operating income	8,024	10,861

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides management's perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2025, Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
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
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of December 31, 2025, the Company franchised or owned 3,829 locations, primarily in North America. Our locations consisted of 3,551 franchised salons and 278 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of December 31, 2025, the Company had 1,732 employees of which 1,565 were acquired as part of the Alline acquisition.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended December 31, 2025. As of December 31, 2025, and June 30, 2025, the franchise reporting unit had goodwill of $173.1 million and $173.2 million, respectively, and the company-owned reporting unit had goodwill of $10.3 million as of both December 31, 2025, and June 30, 2025.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2025, Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2025.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the six months ended December 31, 2025, a net 96 franchise salons and 16 company-owned salons have closed.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(Dollars in millions)

System-wide revenue	$260.8	$274.1	$534.5	$559.7

Supercuts	2.0%	0.5%	2.2%	0.7%
SmartStyle	(6.3)	(6.4)	(5.2)	(6.5)
Portfolio Brands	(0.1)	(2.4)	0.5	(1.7)

Total system-wide same-store sales (1)	(0.1)%	(1.6)%	0.4%	(1.4)%
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

	Three Months Ended December 31,					Six Months Ended December 31,
	2025	2024	2025	2024		2025	2024	2025	2024

	(dollars in millions)		% of Total Revenue		Increase (Decrease)	(dollars in millions)		% of Total Revenue		Increase (Decrease)

Royalties	$13.6	$14.8	23.8%	31.7%	(790)	$27.7	$30.5	23.9%	32.9%	(900)
Fees	1.8	2.9	3.2	6.2	(300)	3.5	5.3	3.0	5.7	(270)
Advertising fund contributions	5.3	5.5	9.3	11.8	(250)	10.9	11.1	9.4	12.0	(260)
Franchise rental income	17.2	20.0	30.1	42.8	(1,270)	34.6	41.7	29.8	44.9	(1,510)
Company-owned salon revenue	19.2	3.5	33.6	7.5	2,610	39.4	4.2	33.9	4.5	2,940

General and administrative	10.3	11.2	18.0	24.0	(600)	21.6	25.2	18.6	27.2	(860)
Rent	3.6	2.1	6.3	4.5	180	6.8	3.2	5.9	3.4	250
Advertising fund expense	5.3	5.5	9.3	11.8	(250)	10.9	11.1	9.4	12.0	(260)
Franchise rent expense	17.2	20.0	30.1	42.8	(1,270)	34.6	41.7	29.8	44.9	(1,510)
Company-owned salon expense (1)	13.7	1.9	24.0	4.1	1,990	28.5	2.7	24.5	2.9	2,160
Depreciation and amortization	0.8	0.5	1.4	1.1	30	1.6	0.9	1.4	1.0	40
Long-lived asset impairment	—	—	—	—	—	—	0.4	—	0.4	(40)

Operating income (2)	6.2	5.5	10.9	11.8	(90)	12.1	7.6	10.4	8.2	220

Interest expense	(5.3)	(4.8)	(9.3)	(10.3)	(100)	(10.5)	(9.7)	(9.0)	(10.5)	(150)
Gain on earn-out liability	—	—	—	—	—	1.0	—	0.9	—	90
Other, net	0.5	(0.3)	0.9	(0.6)	150	0.8	0.4	0.7	0.4	30

Income tax (expense) benefit (3)	(1.0)	(0.1)	68.7	39.8	N/A	(1.5)	0.1	45.9	5.3	N/A

Income (loss) from continuing operations (2)	0.5	0.2	0.9	0.4	50	1.8	(1.6)	1.6	(1.7)	330

Income from discontinued operations	—	7.4	—	15.8	(1,580)	—	8.4	—	9.1	(910)

Net income (2)	0.5	7.6	0.9	16.3	(1,540)	1.8	6.8	1.6	7.3	(570)
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

Three and Six Months Ended December 31, 2025, Compared with Three and Six Months Ended December 31, 2024
Royalties
During the three and six months ended December 31, 2025, royalties decreased $1.2 million and $2.8 million, or 8.1% and 9.2%, respectively, primarily due to a decrease in franchise salon count caused by franchise salon closures and the Alline acquisition.
Fees
During the three and six months ended December 31, 2025, fees decreased $1.1 million and $1.8 million, or 37.9% and 34.0%, respectively, primarily due to terminated franchise fees related to the Alline acquisition in the prior year periods and salon closures.
Advertising Fund Contributions
During the three and six months ended December 31, 2025, advertising fund contributions decreased $0.2 million and $0.2 million, or 3.6% and 1.8%, respectively, primarily due to lower salon count.
Franchise Rental Income
During the three and six months ended December 31, 2025, franchise rental income decreased $2.8 million and $7.1 million, or 14.0% and 17.0%, respectively, primarily due to the decrease in franchise salon count caused by franchise salon closures and the Alline acquisition.
Company-Owned Salon Revenue
During the three and six months ended December 31, 2025, company-owned salon revenue increased $15.7 million and $35.2 million, respectively, from $3.5 million to $19.2 million and $4.2 million to $39.4 million, respectively, due to the increase in company-owned salon count because of the Alline acquisition.
General and Administrative
General and administrative expense for the three and six months ended December 31, 2025, decreased $0.9 million and $3.6 million, or 8.0% and 14.3%, respectively, primarily due to lower broker fees, severance, and stock-based compensation expense in the current year period.
Rent
Rent expense increased $1.5 million and $3.6 million, or 71.4% and 112.5%, respectively, during the three and six months ended December 31, 2025, as a result of rent expense associated with the salons from the Alline acquisition.
Advertising Fund Expense
During the three and six months ended December 31, 2025, advertising fund expense decreased $0.2 million and $0.2 million, or 3.6% and 1.8%, respectively, primarily due to lower salon count.

Franchise Rent Expense
During the three and six months ended December 31, 2025, franchise rent expense decreased $2.8 million and $7.1 million, or 14.0% and 17.0%, respectively, primarily due to the decrease in franchise salon count caused by franchise salon closures and the Alline acquisition.
Company-Owned Salon Expense
Company-owned salon expense, for the three and six months ended December 31, 2025, increased $11.8 million and $25.8 million from $1.9 million to $13.7 million and from $2.7 million to $28.5 million, respectively, primarily due to the Alline acquisition in the prior year period.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended December 31, 2025, increased $0.3 million and $0.7 million, or 60.0% and 77.8%, respectively, primarily due to depreciation expense associated with the assets acquired in the Alline acquisition.
Long-Lived Asset Impairment
In the three and six months ended December 31, 2025, the Company did not record any long-lived asset impairments. In the three and six months ended December 31, 2024, the Company recorded long-lived asset impairment charges of $0 and $0.4 million, respectively, related to the right-of-use asset associated with the corporate office lease.
Interest Expense
The $0.5 million and $0.8 million increase in interest expense for the three and six months ended December 31, 2025, respectively, was primarily due to higher debt outstanding compared to the three and six months ended December 31, 2024. Cash interest increased $0.2 million for the three and six months ended December 31, 2025, compared to the prior year periods.
Gain on Earn-Out Liability
The $1.0 million gain on earn-out liability in the six months ended December 31, 2025, is due to a change in the estimated fair value expected to be paid in conjunction with the Alline acquisition.
Other, Net
Other, net primarily relates to corporate sublease income and foreign currency gains and losses. Other, net increased $0.8 million and $0.4 million, respectively, in the three and six months ended December 31, 2025, primarily due to a higher unfavorable currency adjustment in the prior year periods.
Income Tax (Expense) Benefit
During the three months ended December 31, 2025, the Company recognized a tax expense of $1.0 million, with a corresponding effective tax rate of 68.7%, as compared to recognizing a tax expense of $0.1 million, with a corresponding effective tax rate of 39.8% during the three months ended December 31, 2024. During the six months ended December 31, 2025, the Company recognized a tax expense of $1.5 million, with a corresponding effective tax rate of 45.9%, as compared to recognizing a tax benefit of $0.1 million, with a corresponding effective tax rate of 5.3% during the six months ended December 31, 2024. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations
Income from discontinued operations in the three and six months ended December 31, 2024, relates to proceeds received from the sale of OSP related to the number of salons migrating to the Zenoti platform. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below for each of these segments.
Franchise Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	Decrease (1)	2025	2024	Decrease (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$13.6	$14.8	$(1.2)	$27.7	$30.5	$(2.8)
Fees	1.8	2.9	(1.1)	3.5	5.3	(1.8)
Advertising fund contributions	5.3	5.5	(0.2)	10.9	11.1	(0.2)
Franchise rental income	17.2	20.0	(2.8)	34.6	41.7	(7.1)
Total franchise revenue (1)	$37.9	$43.3	$(5.4)	$76.7	$88.5	$(11.8)

Franchise same-store sales (2)	(0.4)%	(1.5)%		0.2%	(1.3)%

Franchise adjusted EBITDA	$6.2	$6.4	$(0.2)	$12.6	$14.4	$(1.8)
Total franchise salons	3,551	3,925	(374)
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
Three and Six Months Ended December 31, 2025, Compared with Three and Six Months Ended December 31, 2024
Franchise Revenue
Franchise revenue decreased $5.4 million and $11.8 million during the three and six months ended December 31, 2025. The decrease in franchise revenue during the three and six months ended December 31, 2025, was primarily due to the decrease in franchise salon count caused by salon closures and the Alline acquisition..
Franchise Adjusted EBITDA
During the three and six months ended December 31, 2025, franchise adjusted EBITDA totaled $6.2 million and $12.6 million, a decrease of $0.2 million and $1.8 million, respectively, compared to the three and six months ended December 31, 2024. The decline in the three and six months ended December 31, 2025, was primarily due to a decrease in royalties and fees, offset partially by decreased general and administrative expenses.

Company-Owned Salons

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	Increase (Decrease) (1)	2025	2024	Increase (1)

	(Dollars in millions)			(Dollars in millions)

Company-owned salon revenue	$19.2	$3.5	$15.7	$39.4	$4.2	$35.2
Company-owned salon adjusted EBITDA	$1.8	$0.7	$1.1	$3.3	$0.4	$2.9
Total company-owned salons	278	323	(45)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three and Six Months Ended December 31, 2025, Compared with Three and Six Months Ended December 31, 2024
Company-Owned Salon Revenue
Company-owned salon revenue increased $15.7 million and $35.2 million during the three and six months ended December 31, 2025, respectively, primarily due to the Alline acquisition.
Company-Owned Salon Adjusted EBITDA
In the three and six months ended December 31, 2025, company-owned salon adjusted EBITDA improved $1.1 million and $2.9 million, respectively, primarily due to the salons acquired in the Alline acquisition generating income for the current year periods.

LIQUIDITY AND CAPITAL RESOURCES
In June 2024, the Company entered into a credit agreement with TCW Asset Management Company, LLC, and MidCap Financial Trust, which matures in June 2029. In addition to a $10.0 million minimum liquidity covenant, the agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. The agreement was amended in December 2024 in connection with the Alline acquisition.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit agreement are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in June 2029.
As of December 31, 2025, cash and cash equivalents were $18.4 million, with $17.6 million and $0.8 million within the United States and Canada, respectively.
As of December 31, 2025, the Company's borrowing arrangements include a $116.7 million term loan, $8.3 million of paid-in-kind interest and a $25.0 million revolving credit facility that matures in June 2029. As of December 31, 2025, the unused available credit under the revolving credit facility was $19.0 million, and total available liquidity, net of the $10.0 million minimum liquidity covenant, was $27.4 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of December 31, 2025, were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the six months ended December 31, 2025, cash provided by operating activities was $3.9 million compared to $0.8 million in the six months ended December 31, 2024, primarily due to higher operating income in the current year period.
Cash Flows from Investing Activities
During the six months ended December 31, 2025, cash used in investing activities of $1.2 million was primarily due to capital expenditures. During the six months ended December 31, 2024, cash used in investing activities of $10.6 million primarily related to the $18.6 million used in the Alline acquisition, partially offset by proceeds from the sale of OSP of $8.5 million.
Cash Flows from Financing Activities
During the six months ended December 31, 2025, cash used in financing activities was $1.4 million, primarily as a result of the repayment of long-term debt of $2.1 million, partially offset by proceeds from the issuance of common stock. During the six months ended December 31, 2024, cash provided by financing activities was $7.7 million, primarily as a result of $15.0 million of proceeds from the issuance of long-term debt and $4.3 million of borrowings under the revolving credit facility partially offset by repayments of the revolving credit facility of $10.2 million.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

December 31, 2025	40.0%
June 30, 2025	40.3%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of December 31, 2025, a total accumulated 1.5 million shares have been cumulatively repurchased for $595.4 million. At December 31, 2025, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through December 31, 2025, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of December 31, 2025, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At December 31, 2025, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

Item 5. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit 10.1	Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated October 28, 2025 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 17, 2025.)
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2026	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)