Form 10-Q
period 2026-03-31
REGIS CORP
filed 2026-05-13
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2026: 2,498,778

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2026, and June 30, 2025
(Dollars in thousands, except per share data)

	March 31, 2026	June 30, 2025

ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$22,930	$16,959
Receivables, net	9,005	9,473
Inventory	2,482	2,798
Other current assets	19,926	21,254
Total current assets	54,343	50,484

Property and equipment, net	9,542	10,085
Goodwill (Note 1)	183,101	183,436
Other intangibles, net	5,471	5,830
Right of use asset (Note 8)	188,206	229,861
Deferred tax asset (Note 5)	100,978	102,504
Other assets	14,957	16,757
Total assets	$556,598	$598,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,570	$20,837
Accrued expenses	15,986	19,066
Long-term debt, current portion (Note 9)	2,550	1,100
Short-term lease liability (Note 8)	52,558	60,685
Total current liabilities	91,664	101,688

Long-term debt, net (Note 9)	112,774	109,693
Long-term lease liability (Note 8)	144,564	179,280
Other non-current liabilities	18,146	22,680
Total liabilities	367,148	413,341

Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,498,778 and 2,435,981 common shares at March 31, 2026, and June 30, 2025, respectively	125	122
Additional paid-in capital	76,831	75,243
Accumulated other comprehensive income	7,982	8,286
Retained earnings	104,512	101,965
Total shareholders' equity	189,450	185,616
Total liabilities and shareholders' equity	$556,598	$598,957
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended March 31, 2026, and 2025
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenues:
Royalties	$13,224	$13,533	$40,901	$44,019
Fees	1,861	2,402	5,398	7,671
Advertising fund contributions	5,215	5,203	16,086	16,334
Franchise rental income (Note 8)	13,006	16,866	47,597	58,524
Company-owned salon revenue	19,101	18,953	58,500	23,188
Total revenue	52,407	56,957	168,482	149,736
Operating expenses:
General and administrative	9,975	11,235	31,590	36,424
Rent (Note 8)	3,622	4,058	10,443	7,271
Advertising fund expense	5,215	5,203	16,086	16,334
Franchise rent expense	13,006	16,866	47,597	58,524
Company-owned salon expense (1)	13,958	13,835	42,453	16,534
Depreciation and amortization	914	739	2,478	1,645
Long-lived asset impairment	—	—	—	352
Total operating expenses	46,690	51,936	150,647	137,084

Operating income	5,717	5,021	17,835	12,652

Other (expense) income:
Interest expense	(5,026)	(5,087)	(15,552)	(14,781)
Gain on earn-out liability	—	—	1,000	—
Other, net	202	315	961	685

Income (loss) from operations before income taxes	893	249	4,244	(1,444)

Income tax (expense) benefit	(158)	1	(1,697)	90

Income (loss) from continuing operations	735	250	2,547	(1,354)

Income from discontinued operations (Note 3)	—	—	—	8,396

Net income	$735	$250	$2,547	$7,042

Net income per share:
Basic:
Income (loss) from continuing operations	$0.29	$0.10	$1.01	$(0.58)
Income from discontinued operations	—	—	—	3.57
Net income per share (2)	$0.29	$0.10	$1.01	$3.00
Diluted:
Income (loss) from continuing operations	$0.26	$0.08	$0.89	$(0.58)
Income from discontinued operations	—	—	—	3.57
Net income per share, diluted (2)	$0.26	$0.08	$0.89	$3.00

Weighted average common and common equivalent shares outstanding:
Basic	2,539	2,499	2,513	2,350
Diluted	2,864	3,002	2,867	2,350
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended March 31, 2026, and 2025
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Net income	$735	$250	$2,547	$7,042
Foreign currency translation adjustments	(233)	41	(304)	(411)
Comprehensive income	$502	$291	$2,243	$6,631
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended March 31, 2026, and 2025
(Dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2025	2,498,778	$125	$76,591	$8,215	$103,777	$188,708
Net income	—	—	—	—	735	735
Foreign currency translation	—	—	—	(233)	—	(233)
Stock-based compensation	—	—	240	—	—	240
Balance, March 31, 2026	2,498,778	$125	$76,831	$7,982	$104,512	$189,450

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2024	2,435,981	$122	$73,243	$8,132	$(14,779)	$66,718
Net income	—	—	—	—	250	250
Foreign currency translation	—	—	—	41	—	41
Stock-based compensation	—	—	383	—	—	383
Stock warrants issued in connection with debt	—	—	1,252	—	—	1,252
Balance, March 31, 2025	2,435,981	$122	$74,878	$8,173	$(14,529)	$68,644

	Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
Net income	—	—	—	—	2,547	2,547
Foreign currency translation	—	—	—	(304)	—	(304)
Exercise of stock options	24,564	1	606	—	—	607
Stock-based compensation	—	—	844	—	—	844
Net restricted stock activity	25,666	1	(160)	—	—	(159)
Common stock issued in connection with warrant exercise	12,567	1	298	—	—	299
Balance, March 31, 2026	2,498,778	$125	$76,831	$7,982	$104,512	$189,450

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net income	—	—	—	—	7,042	7,042
Foreign currency translation	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	1,048	—	—	1,048
Net restricted stock activity	15,481	1	(75)	—	—	(74)
Common stock issued in connection with Alline acquisition (Note 13)	140,552	7	2,993	—	—	3,000
Stock warrants issued in connection with debt	—	—	1,252	—	—	1,252
Balance, March 31, 2025	2,435,981	$122	$74,878	$8,173	$(14,529)	$68,644
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 2026, and 2025
(Dollars in thousands)

	Nine Months Ended March 31,
	2026	2025

Cash flows provided by (used in) operating activities:
Net income	$2,547	$7,042
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sale of OSP (Note 3)	—	(8,396)
Depreciation and amortization	2,444	1,596
Deferred income taxes	1,442	(197)
Non-cash interest	4,296	3,846
Gain on earn-out liability	(1,000)	—
Long-lived asset impairment	—	352
Stock-based compensation	706	2,043
Amortization of debt discount and financing costs	2,717	2,437
Other non-cash items affecting earnings	43	579
Ad fund	(365)	5,844
Changes in operating assets and liabilities (1)	(3,912)	(8,160)
Net cash provided by operating activities	8,918	6,986

Cash flows (used in) provided by investing activities:
Capital expenditures	(1,383)	(769)
Asset acquisitions, net of cash acquired and certain obligations assumed	—	(18,631)
Proceeds from sale of OSP, net of fees	—	8,463
Net cash used in investing activities	(1,383)	(10,937)

Cash flows (used in) provided by financing activities:
Borrowings on revolving credit facility	—	4,326
Repayments of revolving credit facility	—	(10,238)
Repayments of long-term debt	(2,440)	(825)
Debt refinancing fees	(41)	(949)
Proceeds from issuance of common stock in connection with warrant exercise	298	—
Proceeds from issuance of common stock for options exercised	606	—
Proceeds from issuance of long-term debt	—	15,000
Taxes paid for shares withheld	(161)	(75)
Net cash (used in) provided by financing activities	(1,738)	7,239

Effect of exchange rate changes on cash and cash equivalents	(46)	(92)

Increase in cash, cash equivalents, and restricted cash	5,751	3,196

Cash, cash equivalents, and restricted cash:
Beginning of period	35,205	29,312
End of period	$40,956	$32,508

Supplemental non-cash disclosure
Stock issued in connection with Alline Acquisition	$—	$3,000
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2026, and for the three and nine months ended March 31, 2026, and 2025, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2026, and its consolidated results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Refer to Note 13 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the three and nine months ended March 31, 2026, and 2025, include the results of Alline subsequent to the acquisition date, December 19, 2024.
Acquisition-related costs of $0.2 million and $1.4 million were incurred during the three and nine months ended March 31, 2025, respectively, and primarily represent third-party consulting and legal expenses associated with the acquisition of Alline completed on December 19, 2024. These costs were recorded within general and administrative expenses on the March 31, 2025, unaudited Condensed Consolidated Statement of Operations.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the nine months ended March 31, 2026.
As further described in Note 13 of these unaudited Condensed Consolidated Financial Statements, the acquisition of Alline resulted in recognition of approximately $10.3 million in goodwill, which was assigned to the company-owned operating segment.
As of March 31, 2026, and June 30, 2025, the franchise reporting unit had goodwill of $172.8 million and $173.1 million, respectively, and the company-owned reporting unit had goodwill of $10.3 million.
Guarantees:

The Company, as a guarantor, is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 8 for further discussion of such obligations guaranteed.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement of Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU includes amendments which provide entities with a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the assets, effectively simplifying credit loss estimations for certain situations. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within fiscal years beginning after that date. The Company does not believe the guidance will have a material impact on its financial statements and disclosures.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and typically recognized over 10 years, but is evaluated for immediate revenue recognition when a salon is acquired by Regis or closed. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
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
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	March 31, 2026	June 30, 2025	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,493	$7,378	Receivables, net
Broker fees	4,572	5,997	Other assets

Deferred revenue:
Current
Gift card liability	$419	$476	Accrued expenses
Deferred franchise fees open salons	3,454	3,832	Accrued expenses
Total current deferred revenue	$3,873	$4,308
Non-current
Deferred franchise fees unopened salons	$984	$1,475	Other non-current liabilities
Deferred franchise fees open salons	6,975	9,394	Other non-current liabilities
Total non-current deferred revenue	$7,959	$10,869

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

	Nine Months Ended March 31,
	2026	2025

	(Dollars in thousands)

Balance at beginning of period	$5,015	$6,227
Provision for doubtful accounts (1)	1,109	2,234
Provision for franchisee rent (2)	515	784
Recoveries	(1,209)	(1,495)
Other	33	(68)
Write-offs	(1,058)	(2,755)
Balance at end of period	$4,405	$4,927
________________________________________________________________________________________
(1)The provision for doubtful accounts is recognized as general and administrative expense in the Condensed Consolidated Statements of Operations.
(2)The provision for franchisee rent is recognized as rent in the Condensed Consolidated Statements of Operations.

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement, capitalized, and expensed over the term of the franchise agreement as general and administrative expense in the Condensed Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

	Nine Months Ended March 31,
	2026	2025

	(Dollars in thousands)

Balance at beginning of period	$5,997	$9,369
Amortization	(1,425)	(1,820)
Write-offs (1)	—	(1,150)
Balance at end of period	$4,572	$6,399
________________________________________________________________________________________
(1)Broker fees of $0.9 million were written off in connection with the Alline acquisition for the nine months ended March 31, 2025.

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement but is evaluated for immediate revenue recognition when a salon is acquired by Regis or closed. Franchise fee revenue for the three months ended March 31, 2026, and 2025, was $1.0 million and $1.8 million, respectively, and for the nine months ended March 31, 2026, and 2025, was $3.0 million and $5.5 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of March 31, 2026, is as follows (dollars in thousands):

Remainder of 2026	$863
2027	3,255
2028	2,464
2029	1,157
2030	419
Thereafter	2,271
Total	$10,429

3.    DISCONTINUED OPERATIONS:
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham, Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. The Company received no proceeds from the sale in the three and nine months ended March 31, 2026. During the three and nine months ended March 31, 2025, the Company received zero dollars and $8.5 million, respectively, of proceeds related to the number of salons migrating to Soham's Zenoti product. Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. There was no tax impact recorded for the three and nine months ended March 31, 2025, due to a valuation allowance. Cash provided by (used in) investing activities for the nine months ended March 31, 2025, includes $8.5 million of cash from discontinued operations.

4.    SHAREHOLDERS' EQUITY:
Authorized Shares and Designation of Preferred Class:
The Company has 5.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Stock-Based Employee Compensation:
During the three and nine months ended March 31, 2026, and 2025, the Company granted restricted stock units as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Restricted stock units (RSUs)	17,239	3,002	56,944	81,802
The RSUs granted during the three and nine months ended March 31, 2026, and 2025, vest after one year or in equal amounts over a three-year period subsequent to the grant date.
Total compensation cost for stock-based payment arrangements totaling $(0.2) million and $0.4 million, and $0.7 million and $2.0 million for the three and nine months ended March 31, 2026, and 2025, respectively, was recorded within general and administrative on the Condensed Consolidated Statements of Operations.
Stock Warrants Issued in Connection with Long-Term Debt:
In connection with the 2024 Credit Agreement (as defined in Note 9 to the unaudited Condensed Consolidated Financial Statements), the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of common stock of the Company, par value $0.05 per share (Common Stock), at an exercise price equal to $7.00 per share. In December 2024, the Company amended the 2024 Credit Agreement. The Company issued additional warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. In connection with this amendment, the warrant holders can purchase up to an aggregate 64,372 shares of Common Stock, at an exercise price equal to $23.86 per share. The warrants are exercisable for a seven-year period beginning June 24, 2024, and December 19, 2024, respectively. The warrants may also be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement registering, or the prospectus therein is not available for, the issuance of the shares of Common Stock underlying the warrants.
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
For the warrants originally issued in June 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of March 31, 2026, the Company has no intention of exercising either call provision. The Company will reassess this intention on a quarterly basis.
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

Tax Benefits Preservation Plan:

The Company adopted a Tax Benefits Preservation Plan (the Plan) intended to help protect the availability of certain tax attributes (including net operating loss carryforwards) by deterring acquisitions of the Company’s common stock above a specified ownership threshold. In connection with the adoption of the Plan, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each outstanding share of common stock to shareholders of record as of February 9, 2024. The dividend had a de minimis value. The Rights are set forth in the Plan, dated as of January 29, 2024, as the same may be amended from time to time between the Company and Equiniti Trust Company, LLC, as Rights Agent. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company submitted the Extension to its shareholders for ratification at the October 28, 2025 annual shareholders meeting, and the shareholders ratified the Plan.

The material terms of the Rights include, among others: (i) the ownership threshold that generally triggers the Rights becoming exercisable (an Acquiring Person) is 4.95% beneficial ownership, subject to customary exemptions, grandfathering, and Board discretion as set forth in the Rights Agreement; (ii) prior to the Distribution Date (as defined in the Rights Agreement), the Rights trade together with the Company’s common stock and are not exercisable; (iii) upon the Distribution Date, the Rights detach and become exercisable to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an initial purchase price of $73.00, subject to adjustment; (iv) if a person becomes an Acquiring Person, each Right (other than Rights held by the Acquiring Person, which become void) generally entitles its holder to purchase, for the exercise price, a number of shares of the Company’s common stock having a market value of two times the exercise price (a “flip-in” feature), subject to the terms and limitations in the Rights Agreement; (v) upon certain business combination transactions following the occurrence of an Acquiring Person, Rights holders may have the right to purchase common stock of the acquiring company at a discount (a “flip-over” feature), subject to the terms of the Rights Agreement; (vi) the Rights are redeemable by the Board at $0.0001 per Right prior to the time a person becomes an Acquiring Person, and the Board may exchange the Rights for shares of common stock (or other consideration) under specified circumstances; and (vii) the Rights expire on January 29, 2028, unless earlier redeemed or exchanged in accordance with the Rights Agreement.

The Company evaluated the Rights under applicable U.S. GAAP, including the guidance for freestanding financial instruments indexed to, and potentially settled in, an entity’s own equity. The Company concluded that the declaration and distribution of the Rights did not result in recognition of an asset or liability and did not have an impact on the Company’s consolidated balance sheets as of June 30, 2025 or consolidated statements of operations or cash flows for the three years ended June 30, 2025 because (i) the Rights were issued to existing shareholders as a dividend with no proceeds received, (ii) the Rights were not exercised during the nine months ended March 31, 2026, and (iii) the Rights are contingently exercisable only upon the occurrence of specified events and, based on their terms, are intended to be classified in shareholders’ equity rather than as liabilities. Costs directly attributable to the adoption of the Plan (e.g., external legal, advisory, and filing fees) were recorded in general and administrative expense as incurred, consistent with the nature of the costs.

5.    INCOME TAXES:
A summary of the income tax (expense) benefit and corresponding effective tax rate is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(Dollars in thousands)

Income tax (expense) benefit	$(158)	$1	$(1,697)	$90
Effective tax rate	17.7%	(0.4)%	40.0%	6.2%
The increase in the Company’s effective tax rate for the three and nine months ended March 31, 2026, primarily relates to the change in the Company's valuation allowance position during the year ended June 30, 2025, current period discrete tax expense related to share-based compensation, and the impact of tax credits. The income tax provision for the three and nine months ended March 31, 2026, is primarily a non-cash deferred tax expense, which is no longer offset by a valuation allowance as a result of the valuation allowance release that occurred for the year ended June 30, 2025.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the modification of the limitation on business interest deductions under Section 163(j) of the Code, 100 percent bonus depreciation on qualified property and expansion of the 45B FICA Tip Tax Credit provisions applicable to the beauty salon industry. The impacts of the OBBBA are reflected in our results for the three and nine months ended March 31, 2026.

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

7.    CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	June 30, 2025

	(Dollars in thousands)

Cash and cash equivalents	$22,930	$16,959
Restricted cash, included in other current assets (1)	18,026	18,246
Total cash, cash equivalents, and restricted cash	$40,956	$35,205
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(Dollars in thousands)

Office rent (1)	$672	$737	$2,105	$2,164
Lease termination expense (2)	227	70	432	149
Lease liability benefit (3)	(54)	(81)	(165)	(209)
Franchise salon rent	298	313	346	1,264
Company-owned salon rent (4)	2,479	3,019	7,725	3,903
Total	$3,622	$4,058	$10,443	$7,271
_______________________________________________________________________________
(1)Rental income associated with the sublease of the corporate office space is recorded in other income and was $0.3 million for both three month periods ended March 31, 2026, and 2025, and $0.9 million for both nine month periods ended March 31, 2026, and 2025.
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

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statements of Operations. For the three and nine months ended March 31, 2026, and 2025, franchise rental income and franchise rent expense were $13.0 million and $16.9 million, and $47.6 million and $58.5 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.72 and 4.68 years, and the weighted average discount rate was 6.88% and 6.45% for all salon operating leases as of March 31, 2026, and June 30, 2025, respectively.

As of March 31, 2026, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2026	$14,469	$1,886	$347	$16,702	$(14,469)	$2,233
2027	53,895	6,513	1,401	61,809	(53,895)	7,914
2028	45,598	4,806	1,436	51,840	(45,598)	6,242
2029	36,097	3,055	1,472	40,624	(36,097)	4,527
2030	24,836	1,817	1,509	28,162	(24,836)	3,326
Thereafter	29,162	756	—	29,918	(29,162)	756
Total future obligations	$204,057	$18,833	$6,165	$229,055	$(204,057)	$24,998
Less amounts representing interest	29,448	1,974	511	31,933
Present value of lease liability	$174,609	$16,859	$5,654	$197,122
Less short-term lease liability	45,365	6,008	1,185	52,558
Long-term lease liability	$129,244	$10,851	$4,469	$144,564
As a result of having assigned our interest in obligations under certain real estate leases directly to our franchisees, the Company is secondarily liable on such lease agreements as guarantor. These leases have varying terms, the latest of which expires in 2035. As of March 31, 2026, the maximum potential amount of future payments the Company could be required to make under these guarantees is approximately $4.8 million, and no liability has been recognized in the Consolidated Balance Sheets for these guarantees, as the probability of default is considered remote.

9.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Nine Months Ended March 31, 2026	Fiscal Year 2026	Balance at March 31, 2026	Balance at June 30, 2025

	(Average cash interest rate %)		(Dollars in thousands)

Term loan (1)	8.49%	9.14%	$116,435	$118,875
Paid-in-kind interest			9,671	5,376
Deferred financing fees (2)			(9,932)	(12,174)
Term loan, net			116,174	112,077
Revolving credit facility (1)	8.49%	9.14%	1,030	1,030
Fair value of warrants issued to lenders			(1,880)	(2,314)
Total debt, net			115,324	110,793
Less: long-term debt, current portion			(2,550)	(1,100)
Total long-term debt, net			$112,774	$109,693
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

The Company's credit agreement, as amended, (the 2024 Credit Agreement) includes a $120.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant, is secured by the Company's assets, and expires June 24, 2029. The debt refinancing in June of 2024, was considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off.

In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. See Note 4 for additional details.

As of March 31, 2026, the Company had outstanding standby letters of credit under the revolving credit facility of $6.0 million, primarily related to the Company's self-insurance program. As of March 31, 2026, total available liquidity, net of the $10.0 million minimum liquidity covenant, and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $31.9 million and $19.0 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of March 31, 2026.

The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The margin is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, the Company has elected the option to pay 4.50% of the margin as paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

The 2024 Credit Agreement includes scheduled quarterly payments totaling $1.1 million in fiscal year 2026 and $3.0 million in each of fiscal years 2027, 2028 and 2029, plus a balloon payment at maturity. Additionally, excess cash is swept annually per the terms of the agreement. In the nine months ended March 31, 2026, the Company paid $1.5 million to satisfy the annual mandatory prepayment of 75% of excess cash flow as defined in the 2024 Credit Agreement. This amount was applied as a prepayment of the term loan and reduced the Company's unrestricted cash balance accordingly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2026, and June 30, 2025, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, accounts payable and debt approximated their carrying values.
Upon the acquisition of Alline, the Company recorded the estimated fair value of the contingent consideration liability assumed in the Condensed Consolidated Balance Sheets within other noncurrent liabilities. The earn-out liability is adjusted at fair value quarterly until settled utilizing the Monte Carlo simulation, and changes in fair value are reported in our Condensed Consolidated Statements of Operations. As of March 31, 2026, management's revised estimates indicated a fair value of zero dollars.

The change in the earn-out liability measured at fair value using significant unobservable inputs (Level 3) is as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2025	$1,000
Less: gain on earn-out liability	1,000
Earn-out liability at March 31, 2026	$—
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
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,539	2,499	2,513	2,350
Dilutive shares associated with option plans	325	503	354	—
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,864	3,002	2,867	2,350
Options excluded from EPS calculation - anti-dilutive	116	188	127	191

12.    SEGMENT INFORMATION:
Segment information is presented on the same basis that the Company internally organizes the business for assessing performance and making decisions regarding allocation of resources. The Company's Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. Revenue, expenses, and operating income (loss) by segment are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments, assess current performance, and forecast future performance. Our CODM manages our business primarily by reviewing consolidated results by segment on a quarterly basis and using those results along with forecasts and other non-financial information in our annual budgeting process. The Company's CODM does not evaluate reportable segments using assets and capital expenditure information. Consistent with our internal management reporting, unallocated expenses include certain items impacting comparability. These unallocated items are not defined terms within GAAP. They are based on how management views the business, makes financial, operating and planning decisions and evaluates the Company's ongoing performance and are not attributable to either segment. Unallocated fees include one-time professional fees and settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired ROU assets, lease termination fees, asset retirement obligation costs, goodwill and long-lived asset impairment charges, and the benefit from the Company's debt refinancing.

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Total	Franchise	Company-owned	Total

Total revenue	$33,306	$19,101	$52,407	$109,982	$58,500	$168,482

Expenses (1)
General and administrative	$8,626	$1,349		$28,017	$3,573
Rent	894	2,728		2,234	8,209
Other expenses (2)	18,221	—		63,683	—
Company-owned salon expense	—	13,958		—	42,453
Depreciation and amortization	196	718		610	1,868
Operating income	$5,369	$348	$5,717	$15,438	$2,397	$17,835
Unallocated expense, net			(4,982)			(15,288)
Total net income			$735			$2,547
_______________________________________________________________________________

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2)Other expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025

	(Dollars in thousands)			(Dollars in thousands)

	Franchise	Company-owned	Total	Franchise	Company-owned	Total

Total revenue	$38,004	$18,953	$56,957	$126,548	$23,188	$149,736

Expenses (1)
General and administrative	$9,863	$1,372		$33,644	$2,780
Rent	962	3,096		3,198	4,073
Other expenses (2)	22,069	—		74,858	—
Company-owned salon expense	—	13,835		—	16,534
Depreciation and amortization	270	469		938	707
Long-lived asset impairment	—	—		352	—
Operating income (loss)	$4,840	$181	$5,021	$13,558	$(906)	$12,652
Unallocated expenses, net			(4,771)			(5,610)
Total net income			$250			$7,042
_______________________________________________________________________________

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2)Other expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.
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
The company-owned salons reportable operating segment is comprised of company-owned salons located mainly in strip center locations. Company-owned salons offer high quality, convenient and value priced hair care and beauty services and retail products. Supercuts, Cost Cutters, and Holiday Hair operating in the U.S. are generally within the company-owned salons segment.

Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	March 31, 2026	June 30, 2025

FRANCHISE SALONS:
Supercuts	1,648	1,711
SmartStyle/Cost Cutters in Walmart stores	998	1,049
Portfolio Brands	779	816
Total North American salons	3,425	3,576
Total International salons (1)	72	71
Total franchise salons	3,497	3,647
as a percent of total franchise and company-owned salons	92.8%	92.5%

COMPANY-OWNED SALONS:
Supercuts	96	100
Portfolio Brands	177	194
Total company-owned salons	273	294
as a percent of total franchise and company-owned salons	7.2%	7.5%

Total franchise and company-owned salons	3,770	3,941
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

13.    ACQUISITIONS:
On December 19, 2024, the Company transferred consideration to acquire 100 percent of the equity interests of Alline (the Alline acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees and the salon portfolio provides a testing ground for brand and operational initiatives. The transaction terminated the existing franchise arrangements between Regis and Alline, which resulted in the Company recognizing a loss of $0.2 million upon settlement, which is included in the unaudited Condensed Consolidated Statements of Operations as a component of operating income for the nine months ended March 31, 2025.

The acquisition was accounted for as a business combination with the purchase price allocated using information available as of December 19, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of June 30, 2025, the purchase price and related allocation were revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations. There were no adjustments made to these allocations in the three and nine months ended March 31, 2026.

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
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earn-out periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earn-out periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a fair value of $1.0 million as of June 30, 2025, which is included in other noncurrent liabilities in the Consolidated Balance Sheets in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As of March 31, 2026, the Company determined the value of the contingent consideration arrangement is $0. The Company recognized a gain on earn-out liability of $1.0 million in a prior quarter which is included in our Condensed Consolidated Statements of Operations for the nine months ended March 31, 2026. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons. The earn-out liability is adjusted at fair value quarterly, as needed, until settled utilizing the Monte Carlo simulation, and changes in fair value will be reported in our Condensed Consolidated Statements of Operations. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the valuation.

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

The following table provides revenues and operating income from Alline that are included in our Condensed Consolidated Financial Statements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(Dollars in thousands)

Total revenues	$18,552	$18,290	$56,638	$20,993
Operating income	601	786	2,696	1,266

The following table presents pro forma information as if the Alline acquisition had occurred on July 1, 2024:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025

Total revenues	$56,957	$182,676
Operating income	5,021	15,703

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
MD&A includes certain non-GAAP measures. The following items have been excluded from our non-GAAP adjusted EBITDA results: stock-based compensation expense, discontinued operations, one-time professional fees and legal settlements, severance expense, the benefit from lease liability decreases in excess of previously impaired right of use asset, lease termination fees, and asset retirement obligation costs.
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of March 31, 2026, the Company franchised or owned 3,770 locations, primarily in North America. Our locations consisted of 3,497 franchised salons and 273 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters® and First Choice Haircutters®. As of March 31, 2026, the Company had 1,655 employees of which 1,497 were acquired as part of the Alline acquisition.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Goodwill
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended March 31, 2026. As of March 31, 2026, and June 30, 2025, the franchise reporting unit had goodwill of $172.8 million and $173.1 million, respectively, and the company-owned reporting unit had goodwill of $10.3 million as of both March 31, 2026, and June 30, 2025.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2025, Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2025.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the nine months ended March 31, 2026, a net 150 franchise salons and 21 company-owned salons have closed.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(Dollars in millions)

System-wide revenue	$261.1	$266.9	$796.6	$826.4

Supercuts	5.0%	1.1%	3.2%	0.8%
SmartStyle	(3.3)	(7.4)	(4.6)	(6.8)
Portfolio Brands	1.4	(0.9)	0.8	(1.5)

Total system-wide same-store sales (1)	2.6%	(1.1)%	1.1%	(1.3)%
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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2026	2025	2026	2025		2026	2025	2026	2025

	(dollars in millions)		% of Total Revenue		Increase (Decrease)	(dollars in millions)		% of Total Revenue		Increase (Decrease)

Royalties	$13.2	$13.5	25.2%	23.7%	150	$40.9	$44.0	24.3%	29.4%	(510)
Fees	1.9	2.4	3.6	4.2	(60)	5.4	7.7	3.2	5.1	(190)
Advertising fund contributions	5.2	5.2	9.9	9.1	80	16.1	16.3	9.6	10.9	(130)
Franchise rental income	13.0	16.9	24.8	29.6	(480)	47.6	58.5	28.2	39.1	(1,090)
Company-owned salon revenue	19.1	19.0	36.5	33.3	320	58.5	23.2	34.7	15.5	1,920

General and administrative	10.0	11.2	19.1	19.6	(50)	31.6	36.4	18.8	24.3	(550)
Rent	3.6	4.1	6.9	7.2	(30)	10.4	7.3	6.2	4.9	130
Advertising fund expense	5.2	5.2	9.9	9.1	80	16.1	16.3	9.6	10.9	(130)
Franchise rent expense	13.0	16.9	24.8	29.6	(480)	47.6	58.5	28.2	39.1	(1,090)
Company-owned salon expense (1)	14.0	13.8	26.7	24.2	250	42.5	16.5	25.2	11.0	1,420
Depreciation and amortization	0.9	0.7	1.7	1.2	50	2.5	1.6	1.5	1.1	40
Long-lived asset impairment	—	—	—	—	—	—	0.4	—	0.3	(30)

Operating income (2)	5.7	5.0	10.9	8.8	210	17.8	12.7	10.6	8.5	210

Interest expense	(5.0)	(5.1)	(9.5)	(8.9)	60	(15.6)	(14.8)	(9.3)	(9.9)	(60)
Gain on earn-out liability	—	—	—	—	—	1.0	—	0.6	—	60
Other, net	0.2	0.3	0.4	0.5	(10)	1.0	0.7	0.6	0.5	10

Income tax (expense) benefit (3)	(0.2)	—	17.7	(0.4)	N/A	(1.7)	0.1	40.0	6.2	N/A

Income (loss) from continuing operations (2)	0.7	0.3	1.3	0.5	80	2.5	(1.4)	1.5	(0.9)	240

Income from discontinued operations	—	—	—	—	—	—	8.4	—	5.6	(560)

Net income (2)	0.7	0.3	1.3	0.5	80	2.5	7.0	1.5	4.7	(320)
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

Three and Nine Months Ended March 31, 2026, Compared with Three and Nine Months Ended March 31, 2025
Royalties
During the three and nine months ended March 31, 2026, royalties decreased $0.3 million and $3.1 million, or 2.2% and 7.0%, respectively, primarily due to a decrease in franchise salon count caused by franchise salon closures. The decrease for the nine months ended March 31, 2026, includes a greater impact from the Alline acquisition conversion of franchise salons to company-owned as these salons converted in December 2024.
Fees
During the three months ended March 31, 2026, fees decreased $0.5 million, or 20.8%, primarily due to salon closures. During the nine months ended March 31, 2026, fees decreased $2.3 million, or 29.9%, as a result of salon closures in the current year, as well as terminated franchise fees related to the Alline acquisition in the prior year period.
Advertising Fund Contributions
During the three months ended March 31, 2026, advertising fund contributions remained flat compared to the prior year period. During the nine months ended March 31, 2026, advertising fund contributions decreased $0.2 million, or 1.2%, primarily due to lower salon count.
Franchise Rental Income
During the three and nine months ended March 31, 2026, franchise rental income decreased $3.9 million and $10.9 million, or 23.1% and 18.6%, respectively, primarily due to franchisees signing their own leases and the decrease in franchise salon count.
Company-Owned Salon Revenue
During the three months ended March 31, 2026, company-owned salon revenue increased $0.1 million, or 0.5%, primarily due to the closure of underperforming salons. During the nine months ended March 31, 2026, company-owned salon revenue increased $35.3 million, from $23.2 million to $58.5 million, due to the increase in company-owned salon count related to the Alline acquisition.
General and Administrative
General and administrative expense for the three and nine months ended March 31, 2026, decreased $1.2 million and $4.8 million, or 10.7% and 13.2%, respectively, primarily due to lower corporate compensation expenses in the current year period and lapping of education events, offset partially by increased company-owned general and administrative expense.
Rent
During the three months ended March 31, 2026, rent expense decreased $0.5 million, or 12.2%, primarily due to the closure of underperforming company-owned salons. During the nine months ended March 31, 2026, rent expense increased $3.1 million, or 42.5%, primarily as a result of rent expense associated with the salons from the Alline acquisition.
Advertising Fund Expense
During the three months ended March 31, 2026, advertising fund expense remained flat compared to the prior year period. During the nine months ended March 31, 2026, advertising fund expense decreased $0.2 million, or 1.2%, primarily due to lower salon count.

Franchise Rent Expense
During the three and nine months ended March 31, 2026, franchise rent expense decreased $3.9 million and $10.9 million, or 23.1% and 18.6%, respectively, primarily due to franchisees signing their own leases and the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense, for the three and nine months ended March 31, 2026, increased $0.2 million and $26.0 million from $13.8 million to $14.0 million and from $16.5 million to $42.5 million, respectively, primarily due to the Alline acquisition in the prior year period.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended March 31, 2026, increased $0.2 million and $0.9 million, or 28.6% and 56.3%, respectively, primarily due to depreciation expense associated with the assets acquired in the Alline acquisition.
Long-Lived Asset Impairment
In the three and nine months ended March 31, 2026, the Company did not record any long-lived asset impairments. In the nine months ended March 31, 2025, the Company recorded long-lived asset impairment charges of $0.4 million related to the right-of-use asset associated with the corporate office lease.
Interest Expense
For the three months ended March 31, 2026, interest expense decreased $0.1 million or 2.0%, primarily due to declining interest rates. The $0.8 million increase in interest expense for the nine months ended March 31, 2026, was primarily due to higher debt outstanding, offset partially by declining rates. Cash interest decreased $0.2 million for the three months ended March 31, 2026, and remained flat for the nine months ended March 31, 2026, compared to the prior year periods.
Gain on Earn-Out Liability
The $1.0 million gain on earn-out liability in the nine months ended March 31, 2026, is due to a change in the estimated fair value expected to be paid in conjunction with the Alline acquisition.
Other, Net
Other, net primarily relates to corporate sublease income and foreign currency gains and losses. Other, net decreased $0.1 million and increased $0.3 million, respectively, in the three and nine months ended March 31, 2026, primarily due to foreign currency gains and losses adjustments.
Income Tax (Expense) Benefit
During the three months ended March 31, 2026, the Company recognized a tax expense of $0.2 million, with a corresponding effective tax rate of 17.7%, as compared to recognizing a small tax benefit with a corresponding effective tax rate of (0.4)% during the three months ended March 31, 2025. During the nine months ended March 31, 2026, the Company recognized a tax expense of $1.7 million, with a corresponding effective tax rate of 40.0%, as compared to recognizing a tax benefit of $0.1 million, with a corresponding effective tax rate of 6.2% during the nine months ended March 31, 2025. See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations
Income from discontinued operations in the nine months ended March 31, 2025, relates to proceeds received from the sale of OSP related to the number of salons migrating to the Zenoti platform. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 12 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below for each of these segments.
Franchise Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	Decrease (1)	2026	2025	Decrease (1)

	(Dollars in millions)			(Dollars in millions)

Royalties	$13.2	$13.5	$(0.3)	$40.9	$44.0	$(3.1)
Fees	1.9	2.4	(0.5)	5.4	7.7	(2.3)
Advertising fund contributions	5.2	5.2	—	16.1	16.3	(0.2)
Franchise rental income	13.0	16.9	(3.9)	47.6	58.5	(10.9)
Total franchise revenue (1)	$33.3	$38.0	$(4.7)	$110.0	$126.5	$(16.5)

Franchise same-store sales (2)	2.0%	(0.7)%		0.8%	(1.1)%

Franchise adjusted EBITDA	$6.2	$6.3	$(0.1)	$18.9	$20.7	$(1.8)
Total franchise salons	3,497	3,776	(279)
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
Three and Nine Months Ended March 31, 2026, Compared with Three and Nine Months Ended March 31, 2025
Franchise Revenue
Franchise revenue decreased $4.7 million and $16.5 million during the three and nine months ended March 31, 2026, primarily due to the decrease in franchise rental income due to franchisees signing their own leases, and the decrease in franchise salon count.
Franchise Adjusted EBITDA
During the three and nine months ended March 31, 2026, franchise adjusted EBITDA totaled $6.2 million and $18.9 million, a decrease of $0.1 million and $1.8 million, respectively, compared to the three and nine months ended March 31, 2025. The decline in the three and nine months ended March 31, 2026, was primarily due to decreases in royalties and fees, offset partially by decreased general and administrative expenses.

Company-Owned Salons

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	Increase (Decrease) (1)	2026	2025	Increase (1)

	(Dollars in millions)			(Dollars in millions)

Company-owned salon revenue	$19.1	$19.0	$0.1	$58.5	$23.2	$35.3

Company-owned same-store sales comps	9.6%	(6.8)%		5.1%	(6.7)%

Company-owned salon adjusted EBITDA	$1.4	$0.8	$0.6	$4.8	$1.2	$3.6
Total company-owned salons	273	311	(38)
_______________________________________________________________________________
(1)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
Three and Nine Months Ended March 31, 2026, Compared with Three and Nine Months Ended March 31, 2025
Company-Owned Salon Revenue
During the three months ended March 31, 2026, company-owned salon revenue increased $0.1 million, primarily due to the closure of underperforming salons. Company-owned salon revenue increased $35.3 million during the nine months ended March 31, 2026, primarily due to the impact of the Alline acquisition.
Company-Owned Salon Adjusted EBITDA
In the three and nine months ended March 31, 2026, company-owned salon adjusted EBITDA improved $0.6 million and $3.6 million, respectively, primarily due to income generated by the salons acquired in the Alline acquisition in the current year periods.

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
As of March 31, 2026, cash and cash equivalents were $22.9 million, with $21.9 million and $1.0 million within the United States and Canada, respectively.
As of March 31, 2026, the Company's borrowing arrangements include a $116.4 million term loan, $9.7 million of paid-in-kind interest and a $25.0 million revolving credit facility that matures in June 2029. As of March 31, 2026, the unused available credit under the revolving credit facility was $19.0 million, and total available liquidity, net of the $10.0 million minimum liquidity covenant, was $31.9 million. See Note 9 to the unaudited Condensed Consolidated Financial Statements.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of March 31, 2026, were lease commitments and interest payments. See Notes 8 and 9 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the nine months ended March 31, 2026, cash provided by operating activities was $8.9 million compared to $7.0 million in the nine months ended March 31, 2025, primarily due to higher operating income in the current year period, offset partially by cash accumulated in the ad fund in the prior year.
Cash Flows from Investing Activities
During the nine months ended March 31, 2026, cash used in investing activities of $1.4 million was primarily due to capital expenditures. During the nine months ended March 31, 2025, cash used in investing activities of $10.9 million was primarily related to the $18.6 million used in the Alline acquisition, partially offset by proceeds from the sale of OSP of $8.5 million.
Cash Flows from Financing Activities
During the nine months ended March 31, 2026, cash used in financing activities was $1.7 million, primarily as a result of the repayment of long-term debt of $2.4 million, partially offset by proceeds from the issuance of common stock. During the nine months ended March 31, 2025, cash provided by financing activities was $7.2 million, primarily as a result of $15.0 million of proceeds from the issuance of long-term debt and $4.3 million of borrowings under the revolving credit facility partially offset by repayments of the revolving credit facility of $10.2 million.
Financing Arrangements
See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

March 31, 2026	40.2%
June 30, 2025	40.3%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of March 31, 2026, a total accumulated 1.5 million shares have been cumulatively repurchased for $595.4 million. At March 31, 2026, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in the general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; our ability to realize the anticipated benefits of the Alline acquisition; reliance on franchise royalties and overall success of our franchisees’ salons; our salons' dependence on a third-party supplier agreement for merchandise; our and our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' and company-owned salons; our ability to maintain and enhance the value of our brands; reliance on legacy information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; potential challenges with the planning or implementation of our new enterprise resource planning system; our ability to minimize risks associated with owning and operating additional salons; ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; continued ability to compete in our business markets; potential liabilities related to the employee retention credit received by Alline; reliance on our management team and other key personnel; the ability to attract and retain key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2025, Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except as follows: The risk factor related to the search for a new Chief Executive Officer has been removed as the Company has appointed a new CEO, Susan Lintonsmith, as previously disclosed in our Current Report on Form 8-K filed on March 16, 2026.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through March 31, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The Company last purchased shares through this program in fiscal year 2020. As of March 31, 2026, a total accumulated 1.5 million shares have been repurchased for $595.4 million. At March 31, 2026, $54.6 million remain outstanding under the approved stock repurchase program. The Company does not expect to repurchase shares in fiscal year 2026.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit 10.1	President and CEO Offer Letter Agreement, dated February 18, 2026, between the Company and Susan Lintonsmith. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2026.)
Exhibit 10.2	Letter Agreement for Chief Operating Officer, dated March 13, 2026, between the Company and Jim Lain. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2026.)
Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)