Form 10-K
period 2026-06-30
REGIS CORP
filed 2026-09-01
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2025, was approximately $68,932,520. The registrant has no non-voting common equity.
As of August 25, 2026, the registrant had 2,498,778 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2026 meeting of shareholders (the 2026 Proxy Statement) (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2026) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission (the SEC) and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "will," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These uncertainties include a potential material adverse impact on our business and results of operations as a result of changes in consumer shopping trends and changes in manufacturer distribution channels; our ability to realize the anticipated benefits of the Alline Acquisition; laws and regulations could require us to modify current business practices and incur increased costs including increases in minimum wages; changes in the general economic environment; changes in consumer tastes, hair product innovation, fashion trends and consumer spending patterns; our reliance on franchise royalties and overall success of our franchisees’ salons; our ability to minimize risks associated with owning and operating additional salons; our salons' dependence on a third-party supplier agreement for merchandise; our and our franchisees' ability to attract, train and retain talented stylists and salon leaders; the success of our franchisees, which operate independently; data security and privacy compliance, and our ability to manage cyber threats and protect the security of potentially sensitive information about our guests, franchisees, employees, vendors or Company information; our use of artificial intelligence; the ability of the Company to maintain a satisfactory relationship with Walmart; marketing efforts to drive traffic to our franchisees' and company-owned salons; our ability to maintain and enhance the value of our brands; reliance on legacy information technology systems; reliance on external vendors; the use of social media; the effectiveness of our enterprise risk management program; potential challenges with the implementation or ongoing operation of our new enterprise resource planning system; our ability to generate sufficient cash flow to satisfy our debt service obligations; compliance with covenants in our financing arrangement; premature termination of agreements with our franchisees; the continued ability of the Company to implement cost reduction initiatives and achieve expected cost savings; our continued ability to compete in our business markets; potential liabilities related to the employee retention credit received by Alline; reliance on our management team and other key personnel; the continued ability to maintain an effective system of internal control over financial reporting; changes in tax exposure; the ability of our Tax Preservation Plan to protect the future availability of the Company's tax assets; potential litigation and other legal or regulatory proceedings; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q, and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2026

PART I

Item 1.    Business
General:
Regis Corporation franchises and owns hair care salons. The Company is listed on the Nasdaq Global Market under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2026, the Company franchised or owned 3,712 locations, primarily in North America. The Company's locations consist of 3,448 franchised salons and 264 company-owned salons. Each of the Company's salon concepts generally offers similar salon products and hair services.
The major services supplied by the salons are haircutting and styling (including shampooing and conditioning) and hair coloring. Salons also sell a variety of hair care and other beauty products. We earn royalty revenue based on service and product sales at our franchise locations and earn revenue for services and products sold at our company-owned salons. Salons operate primarily under the trade names of Supercuts, SmartStyle, Cost Cutters, First Choice Haircutters and Roosters, and they generally serve the value category within the industry. Salons are primarily located in convenient locations, including strip centers and Walmart Supercenters.
The Company reports its operations in two operating segments: franchise and company-owned. Service revenues comprise approximately 95% of total company-owned salon revenues.
Financial information about our segments and geographic areas for fiscal years 2026, 2025, and 2024 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Industry Overview:
The hair salon market represents a significant and highly fragmented industry, encompassing a vast number of operators and generating considerable annual revenue, with the majority of locations being independently owned and operated. The Company faces competition from chains, such as Great Clips, Fantastic Sams, Sport Clips and Ulta Beauty, independently owned salons, in-home hair services, booth rentals, and blow dry bars. The Company also faces competition from other franchise organizations outside of the hair salon industry in attracting new franchisees.
At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to lease quality sites, recruit franchisees, establish systems and infrastructure to support franchisees, the ability to recruit and retain stylists, and hire multi-unit and experienced field and salon management. The principal factors of competition in the hair care category are the ability to attract, retain, and train quality stylists, provide consistent and exceptional guest experiences, have the right technology tools, and win on convenience and price value. The Company continually strives to improve its performance in each of these areas and to create additional points of brand differentiation versus the competition.

General.    We provide our franchisees and company-owned salons with a comprehensive system of business performance coaching, stylist training and education, site approval, professional marketing, promotion, and advertising programs, loyalty and CRM programs, technology tools, and other forms of ongoing support designed to help franchisees build successful businesses. Historically, we signed the salon lease and then subleased the space to our franchisees.
In December 2024, the Company acquired Super C Group, LLC, doing business as Alline Salon Group (Alline), bringing a portfolio of 314 salons, of which 261 remain in operation as of June 30, 2026, across the Supercuts, Cost Cutters, and Holiday Hair brands under Regis Corporation (the Alline Acquisition). Although the Company's main focus remains being a franchisor and maintaining an asset-light model, which includes supporting and driving franchisee sales and profitability, this transaction was a strategic move that provides a company-owned environment to test, learn and refine initiatives before broader franchise rollout. Our intent is to make the company-owned salon business best in class by proving out operational excellence and piloting programs, including enhanced loyalty and marketing capabilities supported by new technology, that can be tested and refined at our Company-owned salons, and, once successful, scaled across the franchise system.
Standards of Operations.    The Company does not control the day-to-day operations of its franchisees, including employment, benefits and wage determination, prices charged for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers, and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to consistent brand standards, quality of service, training, salon design, and decor and trademark usage. The Company's field personnel utilize dashboards with key performance indicators and make periodic visits to franchised salons to ensure they are operating in conformity with the standards for each franchising program. The Company also retains a third party to ensure adherence to brand standards for Supercuts. In contrast to franchised locations, the Company's 264 company-owned salons, operating primarily under the Supercuts, Cost Cutters, and Holiday Hair brands, are directly operated by the Company. In these locations, the Company exercises full control over day-to-day operations, including employment decisions, scheduling, compensation, and operational standards. The company-owned salon portfolio also serves as a testing ground for brand and operational initiatives that, once proven successful, can be scaled across the broader franchise system. All the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control day-to-day franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company's franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees' employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor and trademark usage), including, but not limited to, franchisees' employees' wages and benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, and/or discipline and discharge.
Franchise Terms.    Pursuant to a franchise agreement with the Company, each franchisee pays an initial fee for each salon and ongoing royalties to the Company. In addition, for most brands, the Company collects advertising funds from franchisees and administers the funds on behalf of the brands. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs, and certain other items, including initial working capital. The majority of franchise agreements provide the Company a right of first refusal if the store is to be sold, and the franchisee must obtain the Company's approval in all instances where there is a sale of a franchise location.
Additional information regarding each of the major franchised brands is listed below:
Supercuts
Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. All new franchisees enter into development agreements, which give them the right to enter into a defined number of franchise agreements. The majority of these franchise agreements are site-specific because the site of the franchised location is known at the time of execution. Otherwise, the location in the franchise agreement is identified as to-be-determined, and the franchise agreement is amended to identify a specific site once determined. The development agreement provides limited territorial protection for the stores developed under those franchise agreements. Older franchisees have grandfathered expansion rights, which allow them to develop stores outside of development agreements and provide them with greater territorial protections in their markets. The Company has a comprehensive impact policy that resolves potential conflicts among Supercuts franchisees and/or the Company's Supercuts locations regarding proposed store sites.
SmartStyle and Cost Cutters in Walmart Supercenters
SmartStyle locations, more than 900 in total, operate within Walmart Supercenters, as do a number of Cost Cutters salons. The majority of existing SmartStyle and Cost Cutters franchise agreements for salons located in Walmart Supercenters have a five-year term with a two or five-year option to renew. The franchise agreements are site specific.

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
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of salon management, including operations, management training, marketing fundamentals, and controls. Existing franchisees receive training, coaching, and information from the Company on a regular basis. The Company provides franchise salon managers and stylists with access to technical training resources.
Guests. Among other factors, consistent delivery of an exceptional guest experience, haircut quality, convenience, competitive pricing, salon location, inviting salon appearance and atmosphere, comprehensive retail assortments, and engagement through technology all drive guest traffic and improve guest retention.
Guest Experience. Our portfolio of salon concepts enables our guests to select different service scheduling options based upon their preference. We believe the ability to serve walk-in appointments and minimize guest wait times are essential elements in delivering an efficient guest experience. Our mobile applications and online check-in or scheduling capabilities allow us to capitalize on our guests' desire for convenience by allowing for future check-ins with optional stylist selection, and offering predicted wait times for guests who wish to walk in. Our franchisees continue to focus on stylist staffing and retention, optimizing schedules, balancing variable labor hours with guest traffic, and managing guest wait times. Our franchise salons are located in high-traffic strip centers and Walmart Supercenters with guest parking and easy access to offer guests a variety of convenient ways to fulfill their beauty needs.
Stylists. Our Company depends on the stylists in our system to help deliver great guest experiences. Stylists are licensed cosmetologists who receive additional training and development at Regis, which provides differentiation from independent salons. We believe in the importance of the ongoing development of stylists' craft. We aim to be an industry leader in stylist training, including the utilization of both live and digital training. We believe stylists deliver a superior experience for guests when they are well-trained technically and through years of experience. We employ trainers who provide new hire training for stylists joining the Company and train franchisee trainers. We supplement internal training with targeted vendor training and external trainers that bring specialized expertise to stylists in our system. We utilize training materials to help all levels of field employees navigate the operation of a salon and essential elements of guest service training within the context of brand positions.
Affordability. The Company strives to offer exceptional value for its services. In the value category, our guests expect outstanding service at competitive prices. These expectations are met with the average service price of transactions ranging from $27 to $39. Pricing decisions are considered on a salon-level basis and are established based on local conditions. Our franchisees control pricing at their locations.
Retail Assortments. Salons sell nationally recognized hair care and beauty products. The top selling brands within the Company’s retail assortment include: L'Oreal Professional Brands and John Paul Mitchell. Stylists are regularly trained to sell hair care and beauty products to their guests and may be compensated via bonus plans for retail sales. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling process in order to improve the health of the guests' hair.
Marketing. Our marketing is brand specific and funded primarily from contractual contributions, based on sales, to the brand's cooperative advertising funds. These funds are used largely in support of advertising and other efforts to increase guest awareness, relevance, and affinity for our brands, driving traffic, retention and share of visits to our salons. A portion of our marketing funds are used in support of stylist recruitment and training to attract quality stylists to our brands.
Technology. In fiscal year 2022, we sold our proprietary back-office salon management system, Opensalon® Pro, to a third party, Soham Inc. (Zenoti). See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. As of August 2024, all our salons transitioned to the Zenoti salon technology platform. We also use mobile applications to allow guests to view wait times and interact in other ways with salons.

Salon Support. Our corporate headquarters is referred to as Salon Support or the Support Center. We take a service-oriented mentality to best support our franchisees and oversee our company-owned locations. Salon Support and our associated priorities are aligned with our brands to enhance the effectiveness and efficiency of the service we provide. Salon Support is located in Minneapolis, Minnesota, while allowing for hybrid and remote work.

Salon Concepts:
The Company's salon concepts focus on providing high-quality hair care services and professional hair care products. Descriptions of the Company's salon concepts are listed below:
Supercuts.    Supercuts salons provide consistent, high-quality hair care services and professional hair care products to guests at convenient times and locations at value prices. This concept appeals to men, women, and children. The Company has 1,634 franchised and 95 company-owned Supercuts locations throughout North America.
SmartStyle/Cost Cutters in Walmart stores.    SmartStyle and Cost Cutters salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are currently located in Walmart Supercenters. This concept has primarily a "walk-in" guest base with value pricing. The Company has 984 franchised SmartStyle and Cost Cutters salons located in Walmart Supercenter locations throughout North America.
Portfolio Brands.    Portfolio Brands salons are made up of acquired regional salon groups operating under the primary concepts of Cost Cutters, First Choice Haircutters (Canada), Roosters, Hair Masters, Magicuts and Holiday Hair, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 763 franchised and 169 company-owned Portfolio Brands locations throughout North America. The Holiday Hair brand is 100% company-owned.
International Salons.   The Company's International salons are locations operating in the United Kingdom, primarily under the Supercuts and Regis concepts. These salons offer similar levels of service as our North American salons. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. The Company has 67 licensed international locations. Canadian and Puerto Rican salons are included in the North American salon totals.
The tables below set forth the number of system-wide locations (franchised and company-owned) and activity within the various salon concepts.
System-wide Location Counts

	Fiscal Years
	2026	2025	2024

FRANCHISE SALONS:
Supercuts	1,634	1,711	1,946
SmartStyle/Cost Cutters in Walmart stores	984	1,049	1,232
Portfolio Brands	763	816	1,117
Total North American salons	3,381	3,576	4,295
Total International salons	67	71	96
Total franchise salons	3,448	3,647	4,391
as a percent of total franchise and company-owned salons	92.9%	92.5%	99.6%

COMPANY-OWNED SALONS:
Supercuts	95	100	3
SmartStyle/Cost Cutters in Walmart stores	—	—	8
Portfolio Brands	169	194	6
Total company-owned salons	264	294	17
as a percent of total franchise and company-owned salons	7.1%	7.5%	0.4%

Total franchise and company-owned salons	3,712	3,941	4,408

Constructed Locations (Net of Relocations)

	Fiscal Years
	2026	2025	2024

FRANCHISE SALONS:
Supercuts	2	12	9
SmartStyle/Cost Cutters in Walmart stores	—	6	—
Portfolio Brands	5	—	5
Total North American salons	7	18	14
Total International salons	1	—	1
Total franchise salons	8	18	15

Closed Locations

	Fiscal Years
	2026	2025	2024

FRANCHISE SALONS:
Supercuts	(82)	(139)	(145)
SmartStyle/Cost Cutters in Walmart stores	(64)	(189)	(166)
Portfolio Brands	(56)	(95)	(111)
Total North American salons	(202)	(423)	(422)
Total International salons	(5)	(25)	(7)
Total franchise salons	(207)	(448)	(429)

COMPANY-OWNED SALONS:
Supercuts	(5)	(11)	(3)
SmartStyle/Cost Cutters in Walmart stores	—	(8)	(30)
Portfolio Brands	(25)	(18)	(8)
Total company-owned salons	(30)	(37)	(41)

Conversions (Including Net Franchisee Transactions)

	Fiscal Years
	2026	2025	2024

FRANCHISE SALONS:
Supercuts	3	(108)	1
SmartStyle/Cost Cutters in Walmart stores	(1)	—	10
Portfolio Brands	(2)	(206)	(1)
Total franchise salons	—	(314)	10

COMPANY-OWNED SALONS:
Supercuts	—	108	(1)
SmartStyle/Cost Cutters in Walmart stores	—	—	(10)
Portfolio Brands	—	206	1
Total company-owned salons (1)	—	314	(10)
_____________________________________________________________________________
(1)Total company-owned salon conversions for fiscal year 2025 include salons acquired through the Alline Acquisition.

Corporate Trademarks:
The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle®," "Supercuts®," "Regis Salons®," "Cost Cutters®," "First Choice Haircutters®," "Roosters®" and "Magicuts®."
Human Capital Management:
Our Culture
Our people and culture are fundamental to our success. Our vision is to define the future of haircare through a scaled portfolio of relevantly differentiated, category-leading brands — powered by digital innovation and operational excellence — to deepen guest loyalty and deliver sustainable long-term growth.
At the heart of our culture is our purpose: Unleashing the Beauty of Potential. This purpose is brought to life through our four core values:
Own It.    Take responsibility, exercise sound judgment, remain results-driven and be accountable for delivering high-quality work and outcomes.
Foster Trust.    Build strong relationships by treating others with respect and acting with empathy, transparency, and integrity.
Be Brave.    Remain focused on growth, bring a can-do attitude, pursue bold ideas, and courageously challenge the status quo.
Create Community.    Connect and collaborate with our partners, sharing challenges as openly as we celebrate successes.
Together, our purpose and values shape a collaborative, inclusive, and accountable culture that empowers our people, strengthens our organization, and supports the long-term success and growth of our Company.
Our People
As of June 30, 2026, the Company employed 1,611 employees. The Company offers flexible work arrangements such as hybrid and remote work.
Diversity and Inclusion
The Company promotes diversity of thoughts, backgrounds, experiences, and ideas. As of June 30, 2026, women represent 95% of the Company's workforce and men represent 5%. Additionally, 59% of the Company's leadership positions are held by women.

Families First
Over one hundred years ago, the Company began as a family business, and its support of families continues today. It offers up to 16 weeks of parental leave, including adoption, up to 12 of which are paid, so that parents have time to focus on their newest family members. It also offers flexible work arrangements, including full-time telecommuting. Additionally, the Company offers flexible paid time off, which allows employees to control their time away from work based on individual needs, not years of service.
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
Corporate Responsibility
The Company will not do business with organizations that employ or condone unfair labor practices. Instead, it partners with companies who share the Company's commitment to ethical business conduct and fair labor practices. The Company also specifically condemns human trafficking and abuse of child labor.

Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business, as well as a variety of regulatory provisions relating to the conduct of its beauty-related business, including health and safety. We monitor state and local regulations carefully to ensure the safety of our stylists and guests.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and to state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of a disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and where registration is required. State laws that regulate the franchisee/franchisor relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, prohibit interference with the right of free association among franchisees, and limit termination of franchisees without payment of reasonable compensation. Governmental regulation of franchises has varied over time based on changes in administration and other factors. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
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
Available Information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). All our reports, proxy and information statements and other information are available on the SEC's internet site (www.sec.gov).
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

Information About Our Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position

Jim Lain	62	Executive Vice President, Chief Operating Officer
Susan Lintonsmith	61	President, Chief Executive Officer
Keelee MacDonald	52	Senior Vice President, Franchise Operations
James Suarez	51	Executive Vice President, Company Operations
Kersten Zupfer	51	Executive Vice President, Chief Financial Officer
Jim Lain resumed his role as Executive Vice President and Chief Operating Officer in March 2026, after serving as Interim President and Chief Executive Officer from July 1, 2025 through March 15, 2026, while simultaneously fulfilling his role as Executive Vice President, Brand Operations - Supercuts and Cost Cutters since August 2024. Previously, Mr. Lain served as Executive Vice President and Chief Operating Officer from December 2021 to August 2024, President of SmartStyle from June 2021 to December 2021, and President of Portfolio Brands from December 2020 to June 2021. Mr. Lain served as a consultant to the Company from July 2020 to December 2020 and as Executive Vice President and Chief Operating Officer from November 2013 to July 2020.
The Board appointed Susan Lintonsmith to serve as President and Chief Executive Officer, effective March 16, 2026. Ms. Lintonsmith has served as a director of the Company since January 2025 and served as Board Chair from November 2025 through March 15, 2026. She served as Chief Operations Officer of Sphinx Franchise Holdings, a European Wax Center franchise, from 2022 to March 2026. Previously, she served as Chief Executive Officer, President & Chief Operating Officer of Elements Massage (part of the WellBiz Brands), a massage therapy company, from 2019 to 2020. Prior to Elements Massage, she served in positions of increasing responsibility at QCE LLC (Quiznos), including as Global Chief Marketing Officer from 2011 to 2016, U.S. Chief Operations Officer from 2014 to 2016, and Chief Executive Officer & President from 2016 to 2018. Prior to Quiznos, she served as Chief Marketing Officer of Red Robin Gourmet Burgers, Inc., from 2007 to 2011 and Vice-President, General Manager of Horizon Organic Dairy, WhiteWave Foods (Dean Foods) from 2005 to 2007. Earlier in her career, she held various marketing positions of increasing responsibility at Pizza Hut Inc., The Coca-Cola Company, and Western Union. She has also served on the board of directors of The One Group (Nasdaq: STKS) since 2021 and on the board of Checkers/Rally's drive-in restaurants since June 2023.
Keelee MacDonald was appointed to Senior Vice President, Franchise Operations in January 2026 after rejoining the Company in a consulting capacity in July 2025. Ms. MacDonald previously served with the Company from November 2014 to August 2024 and held multiple senior leadership roles, including Vice President of Franchise and Corporate Operations and Vice President of Field Operations, overseeing multi-brand operations across thousands of salon locations. Prior to Regis, Ms. MacDonald spent nearly a decade with Gap Inc., in multi-unit leadership roles and began her career with Victoria’s Secret Stores, where she held progressive field leadership positions supporting high-volume districts.
James Suarez was appointed to Executive Vice President, Company Operations in April 2026. As part of that role, he assumed leadership of the company-owned salons acquired through the Alline Acquisition. Mr. Suarez previously served as Executive Vice President, Merchandising and Education and prior to that promotion had 26 years of combined salon operations and education experience at the Company, including Senior Vice President of Merchandising and Education from March 2022 to August 2023, Vice President of Merchandising and Education from October 2021 to February 2022 and as Vice President of Education from August 2017 to October 2021.
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
On December 19, 2024, we acquired 314 stores, of which 261 remain in operation as of June 30, 2026, under our Cost Cutters, Holiday Hair, and Supercuts brand names (Alline, or the Alline Stores) from a former franchisee (the Alline Acquisition). The success of the Alline Acquisition depends on our ability to successfully integrate the Alline Stores with our existing limited network of company-owned stores and operate the Alline Stores as company-owned stores. The anticipated benefits of the Alline Acquisition may not be realized fully, or at all, or may take longer to realize than expected. We may face significant challenges in realizing the anticipated benefits of the Alline Acquisition, including, without limitation:
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

Many of these factors will be outside of our control and any one of them could result in increased costs or decreased revenue, which may have a materially adverse effect on our business, financial condition, and results of operations.

We are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have an adverse effect on our business, financial condition, and revenues.
In our U.S. markets, numerous laws and regulations at the federal, state, and local levels can affect our business. Legal requirements are frequently changed and subject to interpretations, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we or our franchisees fail to comply with any present or future laws or regulations, we or they could be subject to future liabilities or a prohibition on the operation of salons, and we could be prohibited from offering franchises for sale in certain states.
A number of U.S. states, Canadian provinces, and municipalities in which we do business have recently increased, or are considering increasing, the minimum wage, with increases generally phased over several years depending upon the size of the employer. Increases in minimum wages, employment taxes and overtime pay result in an increase in salon operating costs, and the salons' ability to offset these increases through price increases may be limited. In fact, increases in minimum wages have increased salon operating costs over the last five years. In addition, a growing number of states, provinces, and municipalities have passed, or are considering passing, requirements for paid sick leave, family leave, predictive scheduling (which imposes penalties for changing an employee's shift as it nears), and other requirements that increase the administrative complexity and cost of managing a workforce. Increases in costs could lead to reduced profitability of salons, which may lead to salon closures. Finally, changes in labor laws designed to facilitate union organizing could increase the likelihood of stylists being subjected to greater organized labor influence. If a significant portion of stylists were to become unionized, it would have an adverse effect on salon operations, which could adversely impact our business and financial results.
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

Various state and federal laws govern our relationships with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we may subject the Company and our personnel to claims lodged by our franchisees or applicants, as well as federal and state government agencies, and those claims may include, among others, fraud, misrepresentation, unfair business practices, and wrongful terminations. As a result of those claims, we could be liable for fines, damages, stop orders, or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. All such legal actions could not only result in changes to laws and interpretations, which could make it more difficult to appropriately support our franchisees and, consequently, impact our performance, but could also result in expensive litigation with our franchisees, third parties, or government agencies, which could adversely affect both our profits and our important relationships with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or to the franchisee/franchisor relationship that could negatively impact the franchise business model and, accordingly, our profits.
We are also subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed for a franchisor to be registered and approved before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition to employment and franchise laws, we are also subject to a wide range of federal, state, provincial, and local laws and regulations in the jurisdictions in which we operate, including those affecting public companies, product manufacturing and sale, and those governing the franchisee/franchisor relationship. Compliance with new, complex, and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls, and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition, and results of operations.
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
Our success is substantially dependent on franchise royalties and the overall success of our franchisees' salons. Some franchisees have seen a decline in revenues in recent years which reduces their profitability. As a result, franchise salon closures have increased, which reduces our royalty income. In addition, franchisees may be unable to pay their royalties which could decrease cash collections. Some franchisees have stopped paying rents as they come due, reduced operating hours, or closed before the lease end date, which are violations of the lease agreements and may result in penalties depending on the lease, which may increase our cash outflows when the franchisee subleases from us, or we guarantee the lease. Franchisees who decide to close their salons when there is not another franchisee willing to take over their business decreases the size of our fleet and our royalty revenues.
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

Previously, we transitioned to a fully franchised business model. However, in connection with the Alline Acquisition, we acquired 314 stores under our Cost Cutters, Holiday Hair, and Supercuts brand names. We now operate 264 salons, or approximately 7.1% of the salons in our system.

Operating salons can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. Operating additional salons inherently increases the operating lease costs, advertising and marketing expenses, professional fees, and other expenses. Furthermore, as a result of the Alline Acquisition, we initially increased our number of employees by more than 1,600. This increase in employees may expose us to additional liability and operating costs, such as risks associated with labor shortages, minimum wage requirements, employment taxes, increased overtime pay and benefits, increased costs for insurance, employment and labor liability, and regulatory compliance risks. We could also be subject to additional liability such as property, environmental and other liability as a result of being a direct operator and lessee of additional salons and liability arising from regulatory compliance. Furthermore, it may create additional costs, expose us to additional legal and compliance risks, cause disruption to our business and impact our financial condition and results of operations.

Our salons are dependent on a third-party preferred supplier agreement for merchandise.
We depend on a third-party preferred supplier agreement for merchandise. If our supplier is unable to source the products at the prices expected by our franchisees, our franchisees' profitability and our profitability may be adversely impacted. Further, events or circumstances beyond our control, including economic instability and other impactful events and circumstances in the regions in which our supplier and its manufacturers are located, the financial instability of our supplier, our supplier's failure to meet our terms and conditions or our supplier standards, product safety and quality issues, disruption or delay in the transportation of products from our supplier and its manufacturers to our salons, transport availability and cost, transport security, inflation, tariff instability, and other factors relating to the supplier and the areas in which it operates, may adversely impact our and our franchisees' profitability.
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
As of June 30, 2026, approximately 92.9% of our salons were franchised locations. We derive revenues associated with our franchised locations primarily from royalties and fees. Our financial results are therefore substantially dependent upon the operational and financial success of our franchisees. As a franchise business, we are dependent on our franchisees.
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
The normal operations of our business and our investments in technology involve processing, transmitting and storing potentially sensitive personal information about our guests, employees, franchisees, vendors and our Company, all of which require the appropriate and secure utilization of such information and subjects us to increased focus regarding our data security compliance. Cyber-attacks, including ransomware, designed to gain access to sensitive information by breaching mission critical systems of large organizations (and their third-party vendors) are constantly evolving and high-profile electronic security breaches leading to unauthorized release of sensitive information have occurred at a number of large U.S. companies in recent years. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. We will continue our efforts to meet any applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. We rely on commercially available systems, software, and tools to provide security for processing, transmitting, and storing of sensitive information. As the risk of cyber-attacks increases, our related insurance premiums may also increase. Despite the security measures and processes we have in place, our efforts (and those of our third-party vendors) to protect sensitive guest, employee, franchisee, vendor, and Company information may not be successful in preventing a breach in our systems or detecting and responding to a breach on a timely basis. We have, from time to time, experienced threats to, and incidents involving, our systems and information, none of which have been material to date. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. If that occurred, our guests could lose confidence in our ability to protect their information, which could cause them to stop visiting our salons altogether or our franchisees could exit the system due to lack of confidence. Such events could also lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could potentially subject us to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages. The costs to remediate security incidents or breaches that may occur could be material. Also, as cyber-attacks become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Furthermore, while our franchisees are independently responsible for data security at their franchised salon locations, a security incident or breach at a franchised salon location could negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident, and we could suffer disruption of operations or adverse effects to our operating results.

Our use of artificial intelligence presents risks that could adversely affect our business, operations, and reputation.
We have begun incorporating artificial intelligence (AI) technologies into certain aspects of our business operations. Currently, our AI Taskforce is leading an initiative that leverages AI tools to analyze operational and guest traffic data to guide decisions regarding optimal salon operating hours across our salon portfolio, and we anticipate expanding our use of AI in additional operational and business contexts in fiscal year 2027 and beyond.
Although we believe these initiatives have the potential to improve operational efficiency and support profitability, the use of AI also introduces a number of risks. AI systems rely on data inputs and algorithms that may produce inaccurate, incomplete, or biased results, and decisions made in reliance on flawed AI outputs could result in suboptimal operating hours, lost revenue, stylist scheduling inefficiencies, or guest dissatisfaction. AI systems may also process sensitive operational, employee, or guest data, increasing exposure to cybersecurity threats and potential liability in the event of a breach or misuse. If our AI investments fail to deliver expected benefits, or if our competitors deploy AI more effectively or at lower cost — for example, to optimize personalized guest experiences, dynamic pricing, marketing, or stylist matching — we may be unable to compete effectively, which could result in a loss of guests or market share. Furthermore, the legal and regulatory landscape governing the use of AI is evolving rapidly, and compliance with new or amended laws may require us to modify or discontinue certain AI-enabled processes, potentially resulting in fines or penalties if we fail to comply.

We are in the early stages of developing internal AI governance capabilities, including an AI Acceptable Use Policy to guide employees on appropriate use of AI tools, and will continue to evolve our policies and practices in response to further developments in AI. Even with these policies, there remains a risk of unauthorized or inappropriate use of AI that could expose the Company to legal, reputational, or operational harm. We also may utilize third-party vendors to develop or operate AI capabilities, and there may be third parties with whom we do business using AI, and any failure or discontinuation of their services or businesses could disrupt our operations. We cannot guarantee that the benefits of our current or future AI initiatives will outweigh the associated risks, and any of the foregoing, if they materialize, could adversely affect our business, financial condition, and results of operations.

Our U.S. SmartStyle and Cost Cutters (located in Walmart) salon operations are dependent on our relationship with Walmart.
As of June 30, 2026, we had 984 SmartStyle or Cost Cutters salons within Walmart locations. Walmart is our largest landlord. Business within each of those salons relies primarily on the traffic of visitors to the Walmart location, so our success is tied to Walmart's success in bringing shoppers into their stores. We have limited control over the locations and markets in which we open new locations, as we only have potential opportunities in locations offered to us by Walmart. Furthermore, Walmart has the right to (a) close up to 100 salons per year for any reason, upon payment of certain buyout fees; (b) terminate lease agreements for breach, such as if we failed to conform with required operating hours, subject to a notice and cure period; (c) non-renew the lease agreements if salons fail to reach certain sales thresholds; (d) impose penalties for failing to meet required operation hours; and (e) terminate the lease if the Walmart store is closed. Future franchising activity is dependent upon a continued relationship between us and Walmart, as well as Walmart's approval of our proposed franchisee on a location-by-location basis. Further, Walmart may attempt to impose changes to the terms and conditions of our agreements, which may be contrary to our economic interests. Operating these salons adds complexity in overseeing franchise compliance and coordination with Walmart. Additionally, there are various remodel requirements of our franchisees, whether it be upon lease expiration or the remodeling of a Walmart location. To the extent Walmart accelerates the pace of their own store remodels, our salons in remodeled Walmart locations would be held to the same standard. The cost of these remodels may be prohibitive to our franchisees and could lead to the Company bearing a portion of the cost, or closures if the remodel requirement is not satisfied.
Our future growth and profitability may depend, in part, on our ability to build awareness and drive traffic through advertising and marketing efforts and on delivering a quality guest experience to drive repeat visits to our salons.
Our future growth and profitability may depend on the effectiveness, efficiency and spending levels of our marketing and advertising efforts to drive awareness and traffic to our salons. In addition, delivering a quality guest experience is crucial to drive repeat visits to our salons. We are focusing on improving guest experiences to provide brand differentiation and preference as well as ensuring our guests' needs are met. If our marketing, advertising, and improved guest experience efforts do not generate sufficient customer traffic and repeat visits to our salons, our business, financial condition, and results of operations may be adversely affected. Additionally, we plan to continue expanding our digital marketing efforts, including seeking additional options for loyalty and rewards software to complement our current system. The success of those efforts is dependent upon our franchisees’ proper continued use of the Zenoti salon technology platform, accurate and consistent guest data capture, and customers continuing to opt-in to receive marketing messages from us.

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
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, monitor salon performance, generate payroll information, and other functions. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, hacker attempts, security breaches, and natural disasters. Certain capabilities or entire systems may become outdated which could limit functionality. These management information systems may require upgrades or replacements periodically, which involve implementation and other operational risks. In addition, our management information systems are developed and maintained by external vendors, including the Zenoti salon technology platform used by our franchisees and company-owned salons. The failure of our management information systems to perform as we anticipate, to meet the continuously evolving needs of our business, or to provide an affordable long-term solution, could disrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue and reputational damage. Further, if our external vendors fail to adequately provide technical support for any one of our key existing management information systems or if new or updated components are not integrated smoothly, we could experience service disruptions that could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brands. Any such conduct with respect to our franchisees could also result in litigation.
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
We have implemented a new enterprise resource planning system, and challenges arising from the implementation or the ongoing operation of the system may impact our internal control over financial reporting, business, and operations.
We have completed a multi-year process of implementing an enterprise resource planning (ERP) system, which was a major undertaking that replaced most of our existing financial systems. The new ERP system, which was implemented August 1, 2026, is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of the business. The implementation required the integration of the new ERP system with existing information systems and business processes and will continue to require investment of significant capital and human resources, including the attention of members of our management team. While the initial implementation is complete, we may continue to encounter deficiencies in the design or operation of the new ERP system that could result in significantly greater capital expenditures and employee time and attention than currently contemplated and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, our ability to file timely reports with the SEC, or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. If we are unable to adequately maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal control over financial reporting. All of the above could result in harm to our reputation or our customers and franchisees, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition, and stock price.

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
Alline applied for and received an employee retention credit (ERC) under the CARES Act amounting to approximately $29 million. In July 2023, the Internal Revenue Service (IRS) stated its intention to shift its focus to review ERC claims for compliance concerns, including intensifying audit work. Although Alline received the amounts related to the ERC from the IRS, no formal determination regarding Alline’s eligibility to claim the ERC was received, and such eligibility remains subject to audit by the IRS. If the IRS audits Alline during the applicable statute of limitations period and finds that Alline was not eligible to receive all or part of the ERC, Alline would be required to return some or all of the ERC to the IRS, together with any applicable interest and penalties. As of June 30, 2026, the statute of limitations remains open on $10 million of the total ERC Alline received. While the former owners of Alline would be required to indemnify us for any such amounts required to be repaid to the IRS (together with any applicable interest and penalties, and all reasonable costs and expenses incurred by us in defending or addressing any matters related to the ERC), we may not ultimately be able to timely or fully recoup such amounts from the former owners of Alline. If we are ultimately required to repay the ERC, and we are unable to sufficiently recover such amounts from the former owners of Alline, our financial condition, results of operations and liquidity may be materially adversely affected.
If we are not able to successfully compete in our business markets, our financial results may be affected.
Competition on a market-by-market basis remains challenging as many smaller chain competitors are franchise systems with local operating strength in certain markets and the hair salon industry, as a whole, is fragmented and highly competitive for customers, stylists, and prime locations. Therefore, our ability to attract guests, raise prices and secure suitable locations in certain markets can be adversely impacted by this competition. Our strategies for competing are complicated by the fact that we have multiple brands in multiple segments, which compete on different factors. We also face significant competition for prime real estate, particularly in strip malls. We compete for lease locations not only with other hair salons, but with a wide variety of businesses looking for similar square footage and high-quality locations. If we are unable to successfully compete, we may lose market share and our ability to grow same-store sales and increase our revenue and earnings may be impaired.
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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be materially misstated. There can be no assurances that we will be able to prevent control deficiencies from occurring, which could cause us to incur unforeseen costs, reduce investor confidence, cause the market price of our common stock to decline, or have other potential adverse consequences. Commencing with our fiscal 2023 audit, and as a result of our non-accelerated filer status, we are not required to obtain, nor did we obtain, an audit of our system of internal controls over financial reporting. However, if our public float exceeds $75 million as of the last business day of our second fiscal quarter, we would no longer qualify as a non-accelerated filer and would be required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in future annual reports. Obtaining such an attestation could require significant management time and resources, and there can be no assurance that our independent auditors would not identify one or more material weaknesses in our internal controls at that time, which could adversely affect investor confidence and the market price of our common stock.
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
As of June 30, 2026, we had approximately $466 million of U.S. federal net operating losses (NOLs) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (Section 382) of the U.S. Internal Revenue Code of 1986, as amended (the Code), and the Treasury Regulations issued thereunder, a corporation that undergoes an "ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, Tax Assets), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an "ownership change” occurs if the percentage of the Company’s stock owned by one or more "five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last "ownership change” experienced by the Company. In the event of such an "ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. With respect to the substantial majority of our Tax Assets, while we have, in recent years, experienced significant changes in the ownership of our stock, we do not believe we have undergone an "ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the IRS will not challenge this position.
On January 28, 2024, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See Note 14 to the Consolidated Financial Statements for additional information on the terms and operation of the Tax Benefits Preservation Plan (the "Plan”), dated as of January 29, 2024, as the same may be amended from time to time, between the Company and Equiniti Trust Company, LLC, as Rights Agent. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company submitted the Extension to its shareholders for ratification and the shareholders subsequently approved the ratification on October 28, 2025. By extending the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an "ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.95% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an "ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an "ownership change” in the future. If we have undergone or, in the future undergo, an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position including but not limited to a change in the valuation allowance on our deferred tax assets.
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

Our Director of Information Security directs, coordinates, plans, and organizes information security activities throughout the Company, including leading the development of our cybersecurity risk management strategy. Our Director of Information Security has more than 35 years of relevant IT experience, including 20 years directly managing information security, holds professional certifications including ISC(2)’s Certified Information Systems Security Professional (CISSP—issued 2006) and ISACA’s Certified Information Security Manager (CISM—issued 2006), and has ongoing involvement in various professional organizations, including serving for the last 16 years on the governing body of the Gartner/Evanta Minneapolis CISO summit, and is a member of the Minnesota chapter of ISACA.

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
The Company leases the premises in which approximately 79% of its franchisees operate and has entered into corresponding sublease arrangements with these franchisees. Generally, these leases have a one to ten-year initial term and one or more five to ten-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf. As leases renew, the Company intends for franchisees to sign the non-Walmart leases directly so it will no longer be the primary tenant. As a result of having assigned its interest in obligations under certain real estate leases directly to franchisees, the Company is secondarily liable on such lease agreements as guarantor.
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

Item 3.    Legal Proceedings
The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company faces allegations of non-payment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with allegations of purported patent, consumer, and wage and hour violations, some of which involve class actions. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. See Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed and traded on the Nasdaq Global Market under the symbol "RGS."
Holders
As of August 25, 2026, the Company had approximately 266 shareholders of record. The closing stock price was $26.75 per share on August 25, 2026.
Dividends
In accordance with its capital allocation policy, the Company does not pay cash dividends.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2026, the Company did not repurchase shares. As of June 30, 2026, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
BUSINESS DESCRIPTION
Regis Corporation (the Company) franchises, owns, and operates beauty salons. As of June 30, 2026, the Company franchised or owned 3,712 salons in North America and the United Kingdom. Each of the Company's salon concepts generally offer similar salon products and hair services. As of June 30, 2026, we had 1,611 corporate employees worldwide. See discussion within Part I, Item 1 of this Form 10-K.
In December 2024, the Company acquired the Alline Salon Group (the Alline Acquisition), its largest franchisee, consisting of 314 salons, of which 261 salons remain in operation as of June 30, 2026. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees, and the salon portfolio provides a testing ground for brand and operational initiatives.
On June 30, 2022, the Company sold its Opensalon® Pro (OSP) software-as-a-service solution to Soham Inc. (Zenoti). In fiscal year 2024, the Company received $2.0 million of proceeds that had been previously held back for general indemnity provisions, and in fiscal year 2025, the Company received $8.5 million in additional proceeds related to salons migrating to Zenoti. The Zenoti migration was successfully completed in fiscal year 2025 and therefore the Company did not receive any additional proceeds from Zenoti in fiscal year 2026. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements as discussed in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

RESULTS OF OPERATIONS
The Company reports its operations in two operating segments: franchise salons and company-owned salons.
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In fiscal year 2026, a net 199 and 30 franchise and company-owned salons, respectively, have closed.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Fiscal Years
	2026	2025	2024

	(Dollars in millions)
System-wide revenue	$1,066.3	$1,104.9	$1,179.5

Supercuts	3.0%	1.3%	1.6%
SmartStyle	(4.5)	(6.1)	(3.5)
Portfolio Brands	0.1	(0.6)	2.0
Total system-wide same-store sales (1)	0.9%	(0.6)%	0.7%
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

	Fiscal Years
	2026	2025	2024	2026	2025	2024	2026	2025

	(Dollars in millions)			% of Total Revenues (1)			(Decrease) Increase

Royalties	$54.6	$58.2	$64.1	24.3%	27.7%	31.6%	(340)	(390)
Fees	7.2	9.7	10.2	3.2	4.6	5.0	(140)	(40)
Product sales to franchisees	—	—	0.5	—	—	0.2	—	(20)
Advertising fund contributions	21.4	21.9	25.7	9.5	10.4	12.7	(90)	(230)
Franchise rental income	62.9	76.6	95.3	28.0	36.5	46.9	(850)	(1,040)
Company-owned salon revenue	78.3	43.7	7.3	34.9	20.8	3.6	1,410	1,720

Cost of product sales to franchisees	—	—	0.4	N/A	N/A	80.0	N/A	N/A
General and administrative	42.0	46.8	45.4	18.7	22.3	22.4	(360)	(10)
Rent	13.5	10.5	5.5	6.0	5.0	2.7	100	230
Advertising fund expense	21.4	21.9	25.7	9.5	10.4	12.7	(90)	(230)
Franchise rent expense	62.9	76.6	95.3	28.0	36.5	46.9	(850)	(1,040)
Company-owned salon expense	56.0	31.1	5.1	25.0	14.8	2.5	1,020	1,230
Depreciation and amortization	4.1	3.0	3.9	1.8	1.4	1.9	40	(50)
Long-lived asset impairment	0.1	0.4	0.8	—	0.2	0.4	(20)	(20)

Operating income (2)	24.4	19.9	20.9	10.9	9.5	10.3	140	(80)

Interest expense	(20.7)	(20.3)	(25.4)	(9.2)	(9.7)	(12.5)	50	280
Gain on extinguishment of long-term debt, net	—	—	94.6	—	—	46.6	N/A	N/A
Gain on earn-out liability	1.0	—	—	0.4	—	—	40	—
Other, net	1.1	1.8	(0.2)	0.5	0.9	(0.1)	(40)	100

Income tax benefit (expense) (3)	1.1	115.5	(0.9)	(18.3)	(7,519.3)	1.0	N/A	N/A

Income from discontinued operations	—	6.5	2.0	—	3.1	1.0	(310)	210

Net income (2)	6.9	123.5	91.1	3.1	58.8	44.9	(5,570)	1,390
____________________________________________________________________________
(1)Cost of product sales to franchisees is computed as a percent of product sales to franchisees.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Computed as a percent of income from continuing operations before income taxes. The income taxes basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Fiscal Year Ended June 30, 2026, Compared with Fiscal Year Ended June 30, 2025
Royalties
During fiscal year 2026, royalties decreased $3.6 million, or 6.2%, mainly due to a decrease in franchise salon count primarily caused by franchise salon closures and the conversion of franchise salons acquired in the Alline Acquisition to company-owned in December 2024.
Fees
During fiscal year 2026, fees decreased $2.5 million, or 25.8%, primarily due to salon closures. Additionally, the prior year results include the recognition of terminated franchise fees related to the acquisition of Alline.
Advertising Fund Contributions
Advertising fund contributions decreased $0.5 million, or 2.3%, during fiscal year 2026, primarily due to lower salon count.
Franchise Rental Income
During fiscal year 2026, franchise rental income decreased $13.7 million, or 17.9%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Revenue
During fiscal year 2026, company-owned salon revenue increased $34.6 million, or 79.2%, due to additional revenues generated by the increase in salon count as a result of the Alline Acquisition in the second quarter of fiscal year 2025.
General and Administrative
The decrease of $4.8 million, or 10.3%, in general and administrative expense during fiscal year 2026 was primarily due to lower corporate compensation and franchise brokerage expenses, as well as lower education event costs, partially offset by higher company-owned general and administrative expense.
Rent
The increase of $3.0 million, or 28.6%, in rent expense during fiscal year 2026 was primarily due to rent expense associated with the salons acquired in the Alline Acquisition.
Advertising Fund Expense
Advertising fund expense decreased $0.5 million, or 2.3%, during fiscal year 2026, primarily due to lower salon count.
Franchise Rent Expense
During fiscal year 2026, franchise rent expense decreased $13.7 million, or 17.9%, primarily due to the decrease in franchise salon count and franchisees signing their own leases.
Company-Owned Salon Expense
Company-owned salon expense increased $24.9 million, or 80.1%, during fiscal year 2026, primarily due to the full year of expenses generated by the salons acquired in the Alline Acquisition.
Depreciation and Amortization
The increase of $1.1 million, or 36.7%, in depreciation and amortization during fiscal year 2026 was primarily due to depreciation expense associated with the assets acquired in the Alline Acquisition.
Long-Lived Asset Impairment
The Company recorded long-lived asset impairment charges of $0.1 million and $0.4 million in fiscal years 2026 and 2025, respectively. The decrease in long-lived asset impairment charges in fiscal year 2026 is due to recognizing impairment on a single salon while the fiscal year 2025 impairment related to subleasing excess corporate office space to unrelated third parties.
Interest Expense
The $0.4 million increase in interest expense during fiscal year 2026 was primarily due to higher debt outstanding, offset partially by declining interest rates.

Gain on Earn-Out Liability
The $1.0 million gain on earn-out liability in fiscal year 2026 is due to a change in the estimated fair value expected to be paid in conjunction with the Alline Acquisition.
Other, Net
Other, net declined $0.7 million in fiscal year 2026, primarily due to foreign currency adjustments.
Income Tax Benefit
During fiscal year 2026, the Company recognized an income tax benefit of $1.1 million with a corresponding effective tax rate of (18.3)%. During fiscal year 2025, the Company recognized an income tax benefit of $115.5 million, with a corresponding effective tax rate of (7,519.3)%, primarily due to the partial release of the valuation allowance on our deferred tax assets. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Income from Discontinued Operations, net of tax
The Company recorded no income from discontinued operations, net of tax, in fiscal year 2026 compared to $6.5 million in fiscal year 2025, related to contingent proceeds earned based on the number of salons that migrated to the Zenoti platform, partially offset by a non-cash income tax expense allocated to discontinued operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise salons and company-owned salons. See Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Significant results of continuing operations are discussed below with respect to each of these segments.
Franchise Salons

	Fiscal Years
	2026	2025	2024	2026	2025

	(Dollars in millions)			(Decrease) Increase (1)

Royalties	$54.6	$58.2	$64.1	$(3.6)	$(5.9)
Fees	7.2	9.7	10.2	(2.5)	(0.5)
Product sales to franchisees	—	—	0.4	—	(0.4)
Advertising fund contributions	21.4	21.9	25.7	(0.5)	(3.8)
Franchise rental income	62.9	76.6	95.3	(13.7)	(18.7)
Total franchise revenue (1)	$146.2	$166.4	$195.7	$(20.2)	$(29.3)

Franchise same-store sales (2)	0.6%	(0.6)%	0.6%

Total franchise salons	3,448	3,647	4,391	(199)	(744)
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
Fiscal Year Ended June 30, 2026, Compared with Fiscal Year Ended June 30, 2025
Franchise Revenue
Franchise revenue decreased $20.2 million during fiscal year 2026. The decrease in franchise revenue was primarily due to the decrease in franchise rental income, royalties, and fees as a result of lower salon count, primarily driven by the Alline portfolio moving to the Company-owned segment mid-fiscal year 2025. During fiscal year 2026, franchisees constructed (net of relocations) and closed 8 and 207 franchise salons, respectively.

Company-Owned Salons

	Fiscal Years
	2026	2025	2024	2026	2025

	(Dollars in millions)			Increase (Decrease) (1)

Total revenue	$78.3	$43.7	$7.3	$34.6	$36.4

Company-owned same-store sales (2)	4.0%	(2.8)%	3.5%

Total company-owned salons	264	294	17	(30)	277
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

Fiscal Year Ended June 30, 2026, Compared with Fiscal Year Ended June 30, 2025
Company-Owned Salon Revenue
Company-owned salon revenue improved $34.6 million in fiscal year 2026, primarily due to a full year of income generated by the salons acquired in the Alline Acquisition.
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
As of June 30, 2026, cash and cash equivalents were $26.0 million, with $25.3 million and $0.7 million within the United States and Canada, respectively.
As of June 30, 2026, the Company's borrowing arrangements include a $116.1 million term loan, $11.1 million of paid-in-kind interest, and a $25.0 million revolving credit facility with a $10.0 million minimum liquidity covenant that expires in June 2029. As of June 30, 2026, the unused available credit under the revolving credit facility was $19.0 million and total liquidity per the agreement was $35.0 million. See additional discussion under Financing Arrangements and Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
Cash Requirements
The Company's most significant contractual cash requirements as of June 30, 2026, were lease commitments and interest payments. See Notes 6 and 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further detail.

Cash Flows
Cash Flows from Operating Activities
During fiscal year 2026, cash provided by operating activities was $13.1 million. Cash provided by operations decreased slightly year over year due primarily to the use of restricted ad fund cash in fiscal year 2026, versus a build of restricted ad fund cash in the prior fiscal year, offset partially by our lower cost structure.
Cash Flows from Investing Activities
During fiscal year 2026, cash used in investing activities of $2.0 million was primarily related to capital expenditures.
Cash Flows from Financing Activities
During fiscal year 2026, cash used in financing activities of $2.3 million was primarily related to repayments of long-term debt, partially offset by proceeds from issuance of common stock related to options and warrants exercised.

Financing Arrangements
Financing activities are discussed in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
The Company's financing arrangements consist of the following:

	Twelve months ended		June 30,
	2026	2025	2026	2025

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	8.42%	9.14%	$116,135	$118,875
Paid-in-kind interest			11,101	5,376
Deferred financing fees (2)			(9,392)	(12,174)
Term loan, net			117,844	112,077
Revolving credit facility (1)	8.42%	9.14%	1,030	1,030
Fair value of warrants issued to lenders			(1,736)	(2,314)
Total debt, net			$117,138	$110,793
Less: Long-term debt, current portion			(3,000)	(1,100)
Long-term debt, net			$114,138	$109,693
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029.
(2)Deferred financing fees, inclusive of $4.3 million of Original Issue Discount fees, are amortized on a straight-line basis over the term of the related agreement.

The Company's 2024 Credit Agreement, as amended, includes a $120.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant, is secured by the Company's assets, and expires June 24, 2029. The 2024 Credit Agreement, as amended, includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants. As of June 30, 2026, the unused available credit under the revolving credit facility was $19.0 million, outstanding letters of credit were $6.0 million, and total liquidity per the agreement was $35.0 million.

The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The margin is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, the Company has elected the option to pay 4.5% of the margin as paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash. See additional discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization (1)

2026	39.8%
2025	40.3%
2024	67.0%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the right-of-use (ROU) asset.

Contractual Obligations and Commercial Commitments
On-Balance Sheet Obligations
Our debt obligations are primarily composed of our 2024 Credit Agreement, as amended, at June 30, 2026.
Non-current deferred benefits of $5.7 million include $1.5 million related to a non-qualified deferred salary plan, a salary deferral program of $1.4 million and a bonus deferral plan of $2.8 million related to established contractual payment obligations under retirement and severance agreements for a small number of employees. See Note 4 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as salon franchisee lease obligations, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Additionally, as a result of having assigned its interest in obligations under certain real estate leases directly to franchisees, the Company is secondarily liable on such lease agreements as guarantor. Declines in system-wide revenue in certain brands over the past few years have increased the risk of default by franchisees, which may be material.
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. We cannot predict the timing or amount of future payments related to these contracts. See Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
As of June 30, 2026, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2026. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Dividends
The Company has not declared a quarterly dividend payment since December 2013.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through June 30, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the common stock and overall market conditions. During fiscal year 2026, the Company did not repurchase shares. As of June 30, 2026, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

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
Goodwill
As of June 30, 2026, and 2025, the franchise reporting unit had $172.4 million and $173.1 million of goodwill, respectively, and the company-owned segment had goodwill of $10.3 million in each period related to the Alline Acquisition. See Note 5 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value (Step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is more likely than not that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
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

Long-Lived Assets, Excluding Goodwill
The Company follows the guidance in ASC 360, Property, Plant, and Equipment and applies the guidance to property, plant, and equipment as well as right of use (ROU) assets. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Poor salon performance in fiscal years 2026, 2025, and 2024, resulted in ASC 360-10-35-21 triggering events. As a result, management assessed underperforming salon asset groups, which included the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the right of use asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2026.
During fiscal years 2026, 2025, and 2024, the Company recognized long-lived asset impairment charges of $0.1 million, $0.4 million, and $0.8 million, respectively, on the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.

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
The Company has a valuation allowance on its deferred tax assets amounting to $57.7 million and $60.5 million at June 30, 2026, and 2025, respectively.

The significant change to the valuation allowance that occurred during fiscal year 2026 is as follows:

•As of June 30, 2026, we determined that an additional $3.2 million of our U.S. tax credit carryforwards will be realizable. Therefore, we released the associated valuation allowance and recorded a corresponding tax benefit.

Significant changes to the valuation allowance that occurred during fiscal year 2025 are as follows:

•As of June 30, 2025, we determined that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable. As such, we released $110.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. A valuation allowance will remain on certain U.S. tax credit carryforwards and state deferred tax assets in which we have concluded that it is more likely than not that they will expire unused.

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
Interest Rate Risk:
The Company's interest payments are based on the SOFR, such that a hypothetical 100 basis point increase or decrease in the SOFR will have an impact on our annual cash flows of approximately $1.3 million annually. As of June 30, 2026, the Company had outstanding variable rate debt of $128.3 million, and the Company did not have any outstanding interest rate swaps. SOFR variability does not impact our letters of credit, which are charged at a fixed rate of 5.25%.
Foreign Currency Exchange Risk:
Over 90% of the Company's operations are transacted in U.S. dollars. However, because a portion of the Company's operations consist of activities outside of the U.S., the Company has transactions in other currencies, primarily the Canadian dollar, and to a lesser extent, the British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2026, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2026, 2025, and 2024, the Company recorded foreign currency losses of $0.6 million, $0.1 million, and $0.5 million in income from continuing operations, respectively, in the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Regis Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Regis Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Minneapolis, Minnesota
September 1, 2026

REGIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$26,025	$16,959
Receivables, net	9,267	9,473
Inventory	2,482	2,798
Other current assets	19,621	21,254
Total current assets	57,395	50,484

Property and equipment, net	9,285	10,085
Goodwill (Note 5)	182,710	183,436
Other intangibles, net	4,727	5,830
Right of use asset (Note 6)	175,684	229,861
Deferred tax asset (Note 10)	103,402	102,504
Other assets	14,019	16,757
Total assets	$547,222	$598,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,556	$20,837
Accrued expenses	15,536	19,066
Long-term debt, current portion (Note 8)	3,000	1,100
Short-term lease liability (Note 6)	53,824	60,685
Total current liabilities	91,916	101,688

Long-term debt, net (Note 8)	114,138	109,693
Long-term lease liability (Note 6)	130,465	179,280
Other non-current liabilities	16,891	22,680
Total liabilities	353,410	413,341
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,498,778 and 2,435,981 common shares as of June 30, 2026, and 2025, respectively	125	122
Additional paid-in capital	77,162	75,243
Accumulated other comprehensive income	7,617	8,286
Retained earnings	108,908	101,965
Total shareholders' equity	193,812	185,616
Total liabilities and shareholders' equity	$547,222	$598,957
______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Fiscal Years
	2026	2025	2024

Revenues:
Royalties	$54,581	$58,163	$64,098
Fees	7,247	9,717	10,189
Product sales to franchisees	—	—	451
Advertising fund contributions	21,392	21,924	25,663
Franchise rental income (Note 6)	62,943	76,599	95,258
Company-owned salon revenue	78,322	43,731	7,323
Total revenue	224,485	210,134	202,982
Operating expenses:
Cost of product sales to franchisees	—	—	436
General and administrative	42,045	46,764	45,387
Rent (Note 6)	13,452	10,487	5,525
Advertising fund expense	21,392	21,924	25,663
Franchise rent expense (Note 6)	62,943	76,599	95,258
Company-owned salon expense (Note 1)	56,041	31,103	5,080
Depreciation and amortization	4,112	2,966	3,945
Long-lived asset impairment (Note 1)	52	352	798
Total operating expenses	200,037	190,195	182,092

Operating income	24,448	19,939	20,890

Other (expense) income:
Interest expense	(20,673)	(20,252)	(25,393)
Gain on extinguishment of long-term debt, net	—	—	94,611
Gain on earn-out liability	1,000	—	—
Other, net	1,096	1,849	(172)

Income from operations before income taxes	5,871	1,536	89,936

Income tax benefit (expense)	1,072	115,496	(869)

Income from continuing operations	6,943	117,032	89,067

Income from discontinued operations, net of income taxes (Note 3)	—	6,504	1,993

Net income	$6,943	$123,536	$91,060

Net income per share:
Basic:
Income from continuing operations	$2.76	$49.51	$38.08
Income from discontinued operations	—	2.75	0.85
Net income per share, basic	$2.76	$52.26	$38.93
Diluted:
Income from continuing operations	$2.41	$43.67	$37.50
Income from discontinued operations	—	2.43	0.84
Net income per share, diluted	$2.41	$46.10	$38.34

Weighted average common and common equivalent shares outstanding:
Basic	2,520	2,364	2,339
Diluted	2,879	2,680	2,375
_____________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years
	2026	2025	2024

Net income	$6,943	$123,536	$91,060
Other comprehensive loss, net of tax:
Net current period foreign currency translation adjustments	(556)	(177)	(321)
Recognition of deferred compensation	(113)	(121)	(118)
Other comprehensive loss	(669)	(298)	(439)
Comprehensive income	$6,274	$123,238	$90,621
_______________________________________________________________________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount

Balance, June 30, 2023	2,277,828	$114	$66,764	$9,023	$(112,631)	$(36,730)
Net income	—	—	—	—	91,060	91,060
Foreign currency translation (Note 1)	—	—	—	(321)	—	(321)
Stock-based compensation	—	—	1,622	—	—	1,622
Recognition of deferred compensation (Note 11)	—	—	—	(118)	—	(118)
Net restricted stock activity	2,120	—	(18)	—	—	(18)
Stock warrants issued in connection with debt (2)	—	—	1,292	—	—	1,292
Balance, June 30, 2024	2,279,948	$114	$69,660	$8,584	$(21,571)	$56,787
Net income	—	—	—	—	123,536	123,536
Foreign currency translation (Note 1)	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	1,413	—	—	1,413
Recognition of deferred compensation (Note 11)	—	—	—	(121)	—	(121)
Net restricted stock activity	15,481	1	(75)	—	—	(74)
Common stock issued in connection with Alline Acquisition (1)	140,552	7	2,993	—	—	3,000
Stock warrants issued in connection with debt (2)	—	—	1,252	—	—	1,252
Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
Net income	—	—	—	—	6,943	6,943
Foreign currency translation (Note 1)	—	—	—	(556)	—	(556)
Exercise of stock options	24,564	1	606	—	—	607
Stock-based compensation	—	—	1,175	—	—	1,175
Recognition of deferred compensation (Note 11)	—	—	—	(113)	—	(113)
Net restricted stock activity	25,666	1	(160)	—	—	(159)
Common stock issued in connection with warrant exercise	12,567	1	298	—	—	299
Balance, June 30, 2026	2,498,778	$125	$77,162	$7,617	$108,908	$193,812
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

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2026	2025	2024

Cash flows from operating activities:
Net income	$6,943	$123,536	$91,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of OSP (Note 3)	—	(8,396)	(2,000)
Depreciation and amortization (Note 1)	3,861	2,876	3,403
Long-lived asset impairment	52	352	798
Deferred income taxes	(1,051)	(113,891)	519
Non-cash interest	5,726	5,299	3,418
Gain on extinguishment of long-term debt, net	—	—	(94,611)
Gain on earn-out liability	(1,000)	—	—
Stock-based compensation	849	1,940	1,558
Amortization of debt discount and financing costs	3,622	3,418	2,987
Other non-cash items affecting earnings	309	(202)	432
Changes in operating assets and liabilities (1):
Receivables	181	(37)	848
Inventories	316	871	851
Income tax receivable	36	(137)	1,230
Other current assets	1,322	402	(466)
Other assets	2,706	4,402	5,829
Ad fund	(434)	8,363	(2,435)
Accounts payable	(850)	(504)	831
Accrued expenses	(3,073)	(5,289)	(4,812)
Net lease liabilities	(1,534)	(2,073)	(1,942)
Other non-current liabilities	(4,878)	(7,186)	(9,538)
Net cash provided by (used in) operating activities:	13,103	13,744	(2,040)
Cash flows from investing activities:
Capital expenditures	(1,973)	(1,295)	(376)
Asset acquisitions, net of cash acquired and certain obligations assumed	—	(18,621)	—
Proceeds from sale of OSP, net of fees	—	8,463	2,000
Net cash (used in) provided by investing activities:	(1,973)	(11,453)	1,624
Cash flows from financing activities:
Borrowings on revolving credit facility	—	4,326	14,238
Repayments of revolving credit facility	—	(13,534)	—
Repayments of long-term debt	(2,740)	(1,125)	(96,499)
Debt refinancing fees	(262)	(1,003)	(14,360)
Proceeds from issuance of common stock in connection with warrant exercise	299	—	—
Proceeds from issuance of common stock for options exercised	607	—	—
Proceeds from issuance of long-term debt	—	15,000	105,000
Taxes paid for shares withheld	(161)	(75)	(16)
Net cash (used in) provided by financing activities:	(2,257)	3,589	8,363
Effect of exchange rate changes on cash and cash equivalents	(83)	13	(31)
Increase in cash, cash equivalents, and restricted cash	8,790	5,893	7,916
Cash, cash equivalents, and restricted cash:
Beginning of year	35,205	29,312	21,396
End of year	$43,995	$35,205	$29,312
_______________________________________________________________________________
(1)Changes in operating assets and liabilities exclude assets and liabilities sold or acquired.
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description:
Regis Corporation franchises and owns hair care salons, primarily in North America. The business is evaluated in two segments, franchise salons and company-owned salons. Franchise salons in operation decreased from 3,647 at June 30, 2025, to 3,448 at June 30, 2026. Company-owned salons in operation decreased from 294 at June 30, 2025, to 264 at June 30, 2026. See Note 15 to the Consolidated Financial Statements for information regarding our Segments. Salons are located in leased space in strip center locations, malls, or Walmart stores.
Alline Salon Group Acquisition:
On December 19, 2024, the Company completed the transaction to acquire 100 percent ownership of Super C Group, LLC, doing business as Alline Salon Group (Alline). Under the terms of the agreement, the Company paid cash consideration of approximately $19 million, stock consideration valued at $3.0 million, and additional amounts for working capital adjustments and transaction-related fees. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding the acquisition. The Company’s financial results for the fiscal years ended June 30, 2026, and 2025, include the results of Alline subsequent to the December 19, 2024, acquisition date.
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
Variable Interest Entities:
The Company has interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as variable interest entities (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risks and benefits of the VIE. As of June 30, 2026, the Company has no VIE's where the Company is the primary beneficiary.
Guarantees:
The Company, as a guarantor, is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 6 to the Consolidated Financial Statements for further discussion of such obligations guaranteed.

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
Cash, Cash Equivalents, and Restricted Cash:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2026, and 2025.
Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives and contractual obligations to collateralize the Company's self-insurance programs. The self-insurance restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The table below reconciles the cash and cash equivalents balances and restricted cash balances, recorded within other current assets on the Consolidated Balance Sheets to the amount of cash, cash equivalents, and restricted cash reported on the Consolidated Statements of Cash Flows:

	June 30,
	2026	2025

	(Dollars in thousands)
Cash and cash equivalents	$26,025	$16,959
Restricted cash, included in other current assets	17,970	18,246
Total cash, cash equivalents, and restricted cash	$43,995	$35,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Credit Losses:
The receivable balance on the Company's Consolidated Balance Sheets primarily includes accounts and notes receivable from franchisees and credit card receivables. The balance is presented net of an allowance for credit losses (i.e., doubtful accounts), related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for credit losses is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2026, and 2025, the allowance for credit losses was $3.8 million and $5.0 million, respectively. See Note 2 to the Consolidated Financial Statements.
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
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (i.e., 10 years or lease life for improvements and three to 10 years or lease life for equipment, furniture, and software). Depreciation expense was $3.1 million, $2.6 million, and $3.7 million in fiscal years 2026, 2025, and 2024, respectively. Depreciation expense for fiscal years 2026, 2025, and 2024 includes $0.3 million, $0.1 million, and $0.5 million of asset retirement obligations, respectively, which are cash expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right of Use Asset, Lease Liabilities, and Rent Expense:
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and corporate facilities under operating leases. The original terms of the salon leases range from one to ten years with many leases renewable for an additional five to ten-year term or terms at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company also has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses.
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
Certain company-owned salon leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets, along with the corresponding rent expense in the Consolidated Statements of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Salon Long-Lived Asset and Right of Use Asset Impairment Assessments:
A lessee's ROU asset is subject to the same asset impairment guidance in ASC 360, Property, Plant, and Equipment, applied to other elements of property, plant, and equipment. The Company has identified its asset groups at the individual salon level as this represents the lowest level that identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Management assesses underperforming salon asset groups, which include the related ROU assets, for impairment in accordance with ASC 360.
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
The second step of the long-lived asset impairment test requires that the fair value of the asset group be estimated when determining the amount of any impairment loss. For the salon asset groups that failed the recoverability test, an impairment loss was measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company applied the fair value guidance within ASC 820-10 to determine the fair value of the asset group from the perspective of a market-participant considering, among other things, appropriate discount rates, multiple valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group. To determine the fair value of the salon asset groups, the Company utilized market-participant assumptions rather than the Company's own assumptions about how it intends to use the asset group. The significant judgments and assumptions utilized to determine the fair value of the salon asset groups include the market rent of comparable properties and a discount rate. The fair value of the salon long-lived asset group is estimated using market participant methods based on the best information available. The fair value of the ROU asset is estimated by determining what a market participant would pay over the life of the primary asset in the group, discounted back to June 30, 2026.
During fiscal years 2026, 2025, and 2024, the Company recognized long-lived asset impairment charges of $0.1 million, $0.4 million, and $0.8 million, respectively, on the Consolidated Statements of Operations. The impairment loss for each salon asset group that was recognized was allocated among the long-lived assets of the group on a pro-rata basis using their relative carrying amounts. Additionally, the impairment losses did not reduce the carrying amount of an individual asset below its fair value, including the assets included in the salon asset groups. Assessing the long-lived assets for impairment requires management to make assumptions and to apply judgment which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses for its long-lived assets, including its ROU assets. If actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material. See Note 6 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill:
As of June 30, 2026, and 2025, the franchise reporting unit had goodwill of $172.4 million and $173.1 million, respectively, and the company-owned reporting unit had $10.3 million of goodwill as of June 30, 2026, and 2025. See Note 5 to the Consolidated Financial Statements for changes to the goodwill balance. The Company assesses goodwill impairment on an annual basis as of April 30, and between annual assessments if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit was less than its carrying value (Step 0). Qualitative factors could include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determined it is more likely than not that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment assessment is unnecessary.
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
The following is a description of the goodwill impairment assessments for each of the fiscal years:
Fiscal 2026 and Fiscal 2025
The Company engaged a third-party valuation specialist to perform its annual impairment assessment as of April 30 of each respective fiscal year. For the goodwill impairment analysis, management utilized a combination of both a discounted cash flows approach and market approach to evaluate the reporting units. The discounted cash flows model reflects management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results. The Company compared the carrying value of the reporting units, including goodwill, to their estimated fair values. The results of this assessment indicated that the estimated fair values of the Company's franchise and company-owned reporting units exceeded the carrying values, resulting in no goodwill impairment charge in either year.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2026, 2025, and 2024, the Company recorded decreases in expense for changes in estimates related to prior year open policy periods of $0.8 million, $0.8 million, and $0.9 million, respectively. The Company updates loss projections bi-annually and adjusts its liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2026, the Company had $1.0 million and $2.8 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals. As of June 30, 2025, the Company had $1.2 million and $3.5 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's workers' compensation and general liability self-insurance accruals.
Revenue Recognition and Deferred Revenue:
Franchise revenues primarily include royalties, fees, and advertising fund fees. Royalties and advertising fund revenues represent sales-based royalties that are recognized as revenue in the period in which the sales occur. The Company defers franchise fees until the salon is open and then recognizes the revenue over the term of the franchise agreement. See Note 2 to the Consolidated Financial Statements. Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for merchandise.
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
Advertising fund expense - Expenses related to sales-based advertising fund contributions received from franchisees.
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
The Company's advertising costs included in the Consolidated Statements of Operations consist of the following:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Advertising fund contributions from franchisees	$21,392	$21,924	$25,663
Advertising fund contributions from company-owned salons (1)	987	545	70
Corporate funded advertising costs (1) (2)	295	209	(28)
Total advertising costs	$22,674	$22,678	$25,705
_____________________________________________________________________________
(1)Included in company-owned salon expense in the Consolidated Statements of Operations.
(2)Corporate funded advertising costs for fiscal year 2024 relates to a credit received.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheets. Approximately $16.5 million and $17.4 million representing the advertising funds' assets and liabilities, were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheets as of June 30, 2026, and 2025, respectively.

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
Interest Expense:
During fiscal year 2024, the Company’s credit agreement had variable interest rates over the term of the debt. Accordingly, interest expense was recorded using a weighted average effective interest rate by estimating total future cash flows related to the debt to determine interest expense. The estimated cash flows included the margin rate, PIK interest, SOFR interest, and tenor fee applied to the forecasted outstanding debt balance in each future period. The significant assumptions used in the estimate were future SOFR rates and expected debt balance, as well as the length of time the debt would be outstanding. Management applied the weighted average rate to the debt balance to record interest expense for the period. Due to the interest rate increases over the debt term, the Company recorded more interest expense than interest paid in cash in fiscal year 2024.

On June 24, 2024, Regis entered into a new credit agreement with a variable interest rate based on SOFR plus margin which was amended on December 19, 2024. The margin applicable to the new term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, the Company has elected the option to pay 4.5% of the margin as paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. See additional discussion in Note 8 to the Consolidated Financial Statements.

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
The Company has a valuation allowance on its deferred tax assets of $57.7 million and $60.5 million at June 30, 2026, and 2025, respectively.
The significant change to the valuation allowance which occurred during fiscal year 2026 is as follows:

•As of June 30, 2026, we determined that an additional $3.2 million of our U.S. tax credit carryforwards will be realizable. Therefore, we released the associated valuation allowance and recorded a corresponding tax benefit.

Significant changes to the valuation allowance which occurred during fiscal year 2025 are as follows:

•As of June 30, 2025, we determined that it is more likely than not that the majority of our U.S. federal and state deferred tax assets will be realizable. As such, we released $110.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. A valuation allowance remains on certain US tax credit carryforwards and state deferred tax assets in which we have concluded that it is more likely than not that they will expire unused.

•As of June 30, 2025, we determined that it is more likely than not that a portion of our Canadian deferred tax assets will be realizable, and released $6.1 million of our Canadian valuation allowance.
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
See Note 10 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share:
The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding stock awards. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities, including warrants issued in connection with the Company's credit agreement. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share.
Comprehensive Income:
Components of comprehensive income include net income, foreign currency translation adjustments and recognition of deferred compensation, net of tax within shareholders' equity.
Foreign Currency Translation:
The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows of the Company's international operations are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each Consolidated Balance Sheet date. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Consolidated Statements of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2026, 2025, and 2024, the Company recorded foreign currency losses of $0.6 million, $0.1 million, and $0.5 million in income from continuing operations, respectively, in the Consolidated Financial Statements.
Accounting Standards Recently Adopted by the Company:
On June 30, 2026, the Company adopted Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” which includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements. See Note 10 to the Consolidated Financial Statements for required disclosures.

On June 30, 2026, the Company also adopted ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU includes amendments which provide entities with a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the assets, effectively simplifying credit loss estimations for certain situations. The adoption of ASU 2025-05 did not have a material impact on its financial statements and disclosures.
Recently Issued Accounting Standards Not Yet Adopted:
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
Revenue recognized at point of sale
Company-owned salon revenues are recognized at the time when the services are provided, or the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) upon sale and recognized as revenue upon redemption by the guest. Gift card breakage, the amount of gift cards which will not be redeemed, is recognized based on gift card balances with no activity over a 24-month basis. Product sales to franchisees are recorded at the time product is delivered to the franchisee.
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	June 30, 2026	June 30, 2025	June 30, 2024	Balance Sheet Classification

	(Dollars in thousands)
Receivables from contracts with customers, net	$7,622	$7,378	$6,887	Receivable, net
Broker fees	4,115	5,997	9,369	Other assets

Deferred revenue:
Current
Gift card liability	$324	$476	$366	Accrued expenses
Deferred franchise fees open salons	3,285	3,832	4,738	Accrued expenses
Total current deferred revenue	$3,609	$4,308	$5,104
Non-current
Deferred franchise fees unopened salons	$688	$1,475	$1,783	Other non-current liabilities
Deferred franchise fees open salons	6,213	9,394	14,972	Other non-current liabilities
Total non-current deferred revenue	$6,901	$10,869	$16,755

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

	Fiscal Years
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$5,015	$6,227
Provision for doubtful accounts (1)	892	3,040
Provision for franchisee rent (2)	713	790
Recoveries	(1,361)	(2,266)
Other	(61)	78
Write-offs	(1,438)	(2,854)
Balance at end of period	$3,760	$5,015
_____________________________________________________________________________
(1)The provision for doubtful accounts is recognized as general and administrative expense in the Consolidated Statements of Operations.
(2)The provision for franchisee rent is recognized as rent in the Consolidated Statements of Operations.

Broker fees are the costs associated with using external brokers to identify new franchisees. These fees are paid upon the signing of the franchise agreement, capitalized, and expensed over the term of the franchise agreement as general and administrative expense in the Consolidated Statements of Operations. The following table is a rollforward of the broker fee balance for the periods indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$5,997	$9,369
Amortization	(1,882)	(2,313)
Write-offs	—	(1,059)
Balance at end of period	$4,115	$5,997
Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. During the fiscal year ended June 30, 2026, the Company issued gift cards totaling $0.2 million that remained unredeemed as of period end, and recognized $0.2 million of revenue from the gift card liability outstanding at the beginning of the fiscal year. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement but are evaluated for immediate revenue recognition when a salon is acquired by Regis or closed. Franchise fee revenue for fiscal years 2026, 2025, and 2024 was $4.0 million, $6.8 million, and $6.5 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of June 30, 2026, is as follows (Dollars in thousands):

2027	$3,192
2028	2,529
2029	1,814
2030	822
2031	262
Thereafter	879
Total	$9,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     DISCONTINUED OPERATIONS
On June 30, 2022, the Company sold its OSP software-as-a-service solution to Soham Inc. As a result of the sale, the Company classified the OSP business as discontinued operations in the financial statements for all periods presented. In fiscal year 2024, the Company received $2.0 million of proceeds that had been previously held back for general indemnity provisions. In fiscal year 2025, the Company received additional proceeds of $8.5 million related to the number of salons that migrated to Soham's Zenoti product. Cash (used in) provided by investing activities for the years ended June 30, 2025, and 2024, includes $8.5 million, and $2.0 million respectively, of cash from discontinued operations. The Zenoti migration was successfully completed in fiscal year 2025, and therefore no income from discontinued operations was recorded in fiscal year 2026.
The following summarizes the results of discontinued operations for the periods presented:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Discontinued operations:
Gain from sale of OSP	$8,396	$1,993
Income from discontinued operations, before taxes	8,396	1,993
Income tax expense from discontinued operations (1)	(1,892)	—
Income from discontinued operations, net of tax	$6,504	$1,993
_______________________________________________________________________________
(1)     Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. The tax expense in fiscal year 2025 is due to a GAAP and tax difference in timing of the gain recognition and does not reflect a current or cash tax liability. There was no tax impact in fiscal year 2024, due to a valuation allowance.
The following summarizes the gain from the sale of OSP for the periods presented:

	Fiscal Years
	2025	2024

	(Dollars in thousands)
Cash proceeds	$8,463	$2,000
Other, net, including professional fees	(67)	(7)
Gain from sale of OSP	$8,396	$1,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2026	2025

	(Dollars in thousands)
Other current assets:
Prepaid assets	$1,311	$1,362
Restricted cash	17,970	18,246
Other	340	1,646
Total other current assets	$19,621	$21,254

Property and equipment:
Buildings and improvements	$2,374	$2,374
Equipment, furniture, and leasehold improvements	12,797	11,825
Internal use software	9,545	9,395
Total property and equipment	24,716	23,594
Less accumulated depreciation and amortization	(15,431)	(13,509)
Total property and equipment, net	$9,285	$10,085

Accrued expenses:
Payroll and payroll related costs	$4,017	$4,661
Insurance	1,219	1,313
Interest expense	29	36
Rent and related real estate costs	1,536	2,105
Gift card liability	324	476
Deferred revenue	3,285	3,832
Other	5,126	6,643
Total accrued expenses	$15,536	$19,066

Other non-current liabilities:
Insurance	$2,842	$3,450
Deferred benefits	5,676	5,620
Deferred franchise fees	6,901	10,869
Other	1,472	2,741
Total other non-current liabilities	$16,891	$22,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following provides additional information concerning other intangibles, net:

	June 30,
	2026				2025
	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net	Weighted Average Amortization Periods (1)	Cost (2)	Accumulated Amortization (2)	Net

	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Brand assets and trade names	36	$4,970	$(3,553)	$1,417	36	$5,151	$(3,529)	$1,622
Franchise agreements	20	7,187	(6,826)	361	20	7,402	(6,910)	492
Lease intangibles (3)	8	1,380	(251)	1,129	8	1,380	(93)	1,287
Reacquired rights (3)	4	2,400	(600)	1,800	4	2,400	—	2,400
Other	20	276	(256)	20	20	280	(251)	29
Total	21	$16,213	$(11,486)	$4,727	21	$16,613	$(10,783)	$5,830
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
Total amortization expense related to intangible assets during fiscal years 2026, 2025, and 2024 was approximately $1.0 million, $0.4 million, and $0.3 million, respectively. As of June 30, 2026, future estimated amortization expense related to intangible assets is estimated as follows (in thousands):

2027	$934
2028	942
2029	882
2030	292
2031	251
Thereafter	1,426
Total	$4,727
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Cash paid (received) for:
Interest	$11,327	$11,539	$18,978
Taxes and penalties, net	251	463	(893)
Non-cash investing activities:
Stock issued in connection with Alline Acquisition	—	3,000	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     GOODWILL
The table below contains details related to the Company's goodwill:

	June 30,
	2026			2025

	Gross Carrying Value (1)	Accumulated Impairment	Net	Gross Carrying Value (1)	Accumulated Impairment	Net

	(Dollars in thousands)
Goodwill	$312,974	$(130,264)	$182,710	$313,700	$(130,264)	$183,436
_______________________________________________________________________________
(1)The change in the gross carrying value of goodwill relates to foreign currency translation adjustments.
The table below contains details related to the Company's goodwill:

	Fiscal Years
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$183,436	$173,146
Additions	—	10,252
Translation rate adjustments	(726)	38
Balance at end of period	$182,710	$183,436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     LEASES
At contract inception, the Company determines whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company considers it to be, or contain, a lease. The Company leases its company-owned salons and its corporate facilities under operating leases. The original terms range from one to ten years with many leases renewable for an additional five to ten-year term at the option of the Company. In addition to the obligation to make fixed rental payments for the use of the salons, the Company has variable lease payments that are based on sales levels. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Total rent includes the following:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Office and warehouse rent (1)	$2,765	$2,855	$3,075
Lease termination expense (2)	557	386	101
Lease liability benefit (3)	(219)	(289)	(326)
Franchise salon rent	222	856	596
Company-owned salon rent (4)	10,127	6,679	2,079
Total	$13,452	$10,487	$5,525
_______________________________________________________________________________
(1)Rental income associated with the sublease of the corporate office space is recorded in other income and was $1.3 million and $1.2 million for the years ended June 30, 2026, and 2025, respectively.
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
(4)Includes rent related to the salons acquired in the December 2024 Alline Acquisition. See Note 16 to the Consolidated Financial Statements.

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Consolidated Statements of Operations. In fiscal years 2026, 2025, and 2024, franchise rental income and franchise rent expense were $62.9 million, $76.6 million, and $95.3 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.35 years and 4.68 years, and the weighted average discount rate was 6.82% and 6.45% for all salon operating leases as of June 30, 2026, and 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2026, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (Dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-Owned Salons	Corporate Leases	Total Operating Lease Commitments	Sublease Income to be Received from Franchisees	Net Rent Commitments

2027	$54,950	$6,990	$1,401	$63,341	$(54,950)	$8,391
2028	46,053	5,405	1,436	52,894	(46,053)	6,841
2029	35,608	3,622	1,472	40,702	(35,608)	5,094
2030	23,670	2,181	1,509	27,360	(23,670)	3,690
2031	11,392	960	—	12,352	(11,392)	960
Thereafter	15,816	231	—	16,047	(15,816)	231
Total future obligations	$187,489	$19,389	$5,818	$212,696	$(187,489)	$25,207
Less amounts representing interest	25,901	2,051	455	28,407
Present value of lease liabilities	$161,588	$17,338	$5,363	$184,289
Less current lease liabilities	46,600	6,018	1,206	53,824
Long-term lease liabilities	$114,988	$11,320	$4,157	$130,465
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1)	$44,946	$46,084	$48,747
Right of use assets obtained in exchange for new lease liabilities	—	—	235
_______________________________________________________________________________
(1)Cash paid for amounts included in the measurement of lease liabilities includes rent, common area maintenance, termination fees, settlements and legal fees, and commission payments. Other than leases with Walmart, franchisees pay landlords directly.
As a result of having assigned our interest in obligations under certain real estate leases directly to our franchisees, the Company is secondarily liable on such lease agreements as guarantor. These leases have varying terms, the latest of which expires in 2035. As of June 30, 2026, the maximum potential amount of future payments the Company could be required to make under these guarantees is approximately $4.6 million, and no liability has been recognized in the Consolidated Balance Sheets for these guarantees, as the probability of default is considered remote.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2026, and 2025, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt, and accounts payable approximated their carrying values.
The Company recorded the estimated fair value of the contingent consideration liability assumed with the acquisition of Alline. The estimated fair value of the contingent consideration liability is included in the Consolidated Balance Sheets within other noncurrent liabilities, totaling zero dollars and $1.0 million at June 30, 2026, and 2025, respectively. The earn-out liability is adjusted at fair value quarterly until settled utilizing the Monte Carlo simulation, which is a Level 3 input, and changes in fair value are reported in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(Dollars in thousands)
Earn-out liability at June 30, 2025	$1,000
Less: gain on earn-out liability	(1,000)
Earn-out liability at June 30, 2026	$—
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
The following impairment charges were based on fair values using Level 3 inputs (1):

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Long-lived asset impairment	$52	$352	$798
_______________________________________________________________________________
(1)See Notes 1 and 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     FINANCING ARRANGEMENTS
The Company's debt consists of the following:

	Twelve months ended		June 30,
	2026	2025	2026	2025

	(Cash interest rate %)		(Dollars in thousands)
Term loan (1)	8.42%	9.14%	$116,135	$118,875
Paid-in-kind interest			11,101	5,376
Deferred financing fees (2)			(9,392)	(12,174)
Term loan, net			117,844	112,077
Revolving credit facility (1)	8.42%	9.14%	1,030	1,030
Fair value of warrants issued to lenders			(1,736)	(2,314)
Total debt, net			$117,138	$110,793
Less: Long-term debt, current portion			(3,000)	(1,100)
Long-term debt, net			$114,138	$109,693
_______________________________________________________________________________
(1)The term loan and revolving credit facility mature on June 24, 2029. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.
(2)Deferred financing fees, inclusive of $4.3 million of original issue discount fees, are amortized on a straight-line basis over the term of the related agreement.

The Company's credit agreement, as amended (the 2024 Credit Agreement), includes a $120.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant, is secured by the Company's assets, and is set to expire on June 24, 2029. The debt refinancing in June of 2024, was considered a troubled debt restructuring, which resulted in a $94.6 million ($39.83 per weighted average diluted share) gain on the extinguishment of the prior agreement. Any unamortized financing fees that existed at the date of the new agreement were written off.

In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. See Note 14 for additional details.

As of June 30, 2026, the Company had outstanding standby letters of credit under the revolving credit facility of $6.0 million, primarily related to the Company's self-insurance program. As of June 30, 2026, total available liquidity, net of the $10.0 million minimum liquidity covenant, and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $35.0 million and $19.0 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of June 30, 2026.

The interest rate on the 2024 Credit Agreement is based on the secured overnight financing rate (SOFR) plus margin. The margin is subject to change based on the Company's total leverage ratio, remeasured annually on a predetermined date set by the lender. When the Company's total leverage ratio is greater than or equal to 3.75 to 1.00, the margin applicable to the term loan and revolving credit facility is 9.00%. If the Company's leverage ratio is less than 3.75 to 1.00, the margin rate is 8.50%. In either scenario, the Company has elected the option to pay 4.5% of the margin as paid-in-kind (PIK) interest (added to the principal balance and thereafter accruing interest), and the remainder is paid currently in cash. The SOFR base rate applicable to the debt has a floor of 2.50% per annum. The interest rate applicable to any letter of credit is 5.25% and paid currently in cash.

The 2024 Credit Agreement includes scheduled payments totaling $3.0 million in each of fiscal years 2027, 2028, and 2029, plus a balloon payment at maturity. Additionally, excess cash is swept annually per the terms of the agreement. In the fiscal year ended June 30, 2026, the Company paid $1.5 million to satisfy the annual mandatory prepayment of 75% of excess cash flow as defined in the 2024 Credit Agreement. This amount was applied as a prepayment of the term loan and reduced the Company's unrestricted cash balance accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     COMMITMENTS AND CONTINGENCIES
Contingencies:
As of June 30, 2026, the Company was self-insured for most workers' compensation, employment practice liability, and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis. Beginning in fiscal year 2024, the Company transitioned to a third-party guaranteed cost insurance plan for workers' compensation and general liability claims.
Litigation and Settlements:
The Company is a plaintiff or defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has faced allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company has faced allegations of nonpayment of rent and associated charges. Further, similar to other large retail employers, the Company has faced, and may continue to face, allegations of purported patent, consumer, and wage and hour violations, some of which involve class actions. Legal costs are expensed as incurred.
Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could incur judgments in the future or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.     INCOME TAXES
The components of income from continuing operations before income taxes are as follows:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Income (loss) before income taxes
U.S.	$6,801	$2,709	$91,279
International	(930)	(1,173)	(1,343)
	$5,871	$1,536	$89,936
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements, primarily related to the effective tax rate reconciliation and income taxes paid. We adopted the standard prospectively in fiscal year 2026. The (benefit) provision for income taxes for the fiscal year ended 2026 differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income from continuing operations before income taxes, as a result of the following:

Tax Rate Reconciliation	Amount	Percentage

	(Dollars in thousands)
U.S. federal statutory rate	$1,233	21.0%
State income taxes, net of federal income tax benefit (1)	(79)	(1.4)
Foreign tax effects
Canada
Changes in valuation allowance	1,288	21.9
Return to provision true-up	(178)	(3.0)
Other	(26)	(0.4)
United Kingdom	6	0.1
Tax Credits
FICA tip credit	(911)	(15.5)
Other tax credits	(26)	(0.5)
Changes in valuation allowances	(3,136)	(53.4)
Nontaxable or nondeductible items
Stock-based compensation	529	9.0
FICA tip credit	191	3.2
Gain on earn-out liability	(210)	(3.6)
Other	38	0.7
Changes in unrecognized tax benefits	(175)	(3.0)
Other reconciling items
Federal return to provision true-up	333	5.7
Other items	51	0.9
Effective tax rate	$(1,072)	(18.3)%
_______________________________________________________________________________
(1)State taxes in Illinois, Florida, Michigan, Pennsylvania, and Minnesota contributed to the majority of the tax effect in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The (benefit) provision for income taxes for the years prior to the adoption of ASU 2023-09 differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income from continuing operations before income taxes, as a result of the following:

	2025	2024

U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	(16.5)	2.3
Valuation allowance (1)	(7,897.3)	(21.9)
Foreign income taxes at other than U.S. rates	(18.5)	(0.2)
Uncertain tax positions	0.7	(0.1)
Stock-based compensation	24.9	0.2
Deferred tax rate remeasurement	(78.4)	—
Executive compensation limitation	10.0	—
Acquired deferred taxes	(2.3)	—
Tax attribute expiration (2)	428.4	—
Other, net (3)	8.7	(0.3)
Effective tax rate	(7,519.3)%	1.0%
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

Income tax (benefit) expense was comprised of the following:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
Current:
U.S. Federal	$37	$—	$—
U.S. State	(82)	252	427
International	—	—	(77)
Deferred (1):
U.S. Federal	(1,877)	(102,079)	294
U.S. State	(45)	(7,807)	237
International	895	(5,862)	(12)
Income tax (benefit) expense	$(1,072)	$(115,496)	$869
_______________________________________________________________________________

(1)The deferred income tax benefit in fiscal year 2025 is primarily due to the release of a prior year valuation allowance in the U.S. of $110.2 million and Canada of $6.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes paid, net of refunds, for fiscal year 2026 were as follows (Dollars in thousands):

Federal	$—
State and local taxes
Louisiana	17
Pennsylvania	96
Texas	18
Other	61
Foreign	37
Total income taxes paid	$229
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2026	2025

	(Dollars in thousands)
Deferred tax assets:
Payroll and payroll related costs	$4,163	$4,929
Net operating loss carryforwards	133,601	136,471
Tax credit carryforwards	38,357	37,443
Capital loss carryforwards	1,005	1,027
Deferred franchise fees	2,334	3,395
Operating lease liabilities	44,800	57,492
Interest expense carryforward	15,572	13,289
Other	2,551	2,580
Subtotal	242,383	256,626
Valuation allowance	(57,710)	(60,460)
Total deferred tax assets	$184,673	$196,166

Deferred tax liabilities:
Goodwill and intangibles	$(34,507)	$(34,087)
Operating lease assets	(44,493)	(57,149)
Other	(2,271)	(2,426)
Total deferred tax liabilities	(81,271)	(93,662)
Net deferred tax asset	$103,402	$102,504

At June 30, 2026, the Company has tax-effected federal, state, Canada, and U.K. net operating loss carryforwards of approximately $97.8 million, $26.2 million, $9.3 million, and $0.3 million, respectively. The Company's federal loss carryforward consists of $7.2 million that will expire in fiscal year 2038 and $90.6 million that has no expiration. The state loss carryforwards consist of $22.7 million that will expire from fiscal years 2027 to 2046 and $3.5 million that has no expiration. The federal and state loss carryforwards reported in the financial statements are reduced for uncertain tax positions by $17.6 million and $2.0 million, respectively. The Canada loss carryforward will expire from fiscal years 2036 to 2046. The U.K. loss carryforward has no expiration.

The Company's tax credit carryforward of $38.4 million primarily consists of Work Opportunity Tax Credits that will expire from fiscal years 2031 to 2044. In addition, the Company generated FICA Tip Tax Credits totaling $0.9 million in fiscal year 2026, which is included in this total.
The Company's capital loss carryforward will expire in fiscal year 2030.

On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
changes to the United States corporate income tax system, including, among other provisions, the modification of the limitation on business interest deductions under Section 163(j) of the Code, 100 percent bonus depreciation on qualified property and expansion of the 45B FICA Tip Tax Credit provisions applicable to the beauty salon industry. The impacts of the OBBBA are reflected in our results for the year ended June 30, 2026.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Accordingly, we have not recorded deferred taxes related to the U.S. federal and state income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries, which have been reinvested outside the U.S. As a result of the Tax Cuts and Jobs Act of 2017, taxes payable on the remittance of such earnings are expected to be minimal.
The Company files tax returns and pays tax primarily in the U.S., Canada, and the U.K., as well as states, cities, and provinces within these jurisdictions. With limited exceptions, due to net operating loss carryforwards, the Company's federal, state, and foreign tax returns are open to examination for all years since 2014, 2013, and 2016, respectively.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$21,194	$21,232
Additions based on tax positions related to the current year	3	3
Additions based on tax positions of prior years	1	8
Reductions on tax positions related to the expiration of the statute of limitations	(179)	(49)
Balance at end of period	$21,019	$21,194
If the Company were to prevail on all unrecognized tax benefits recorded, a net benefit of approximately $0.6 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. The Company recorded interest and penalties of approximately $0.1 million as reductions to the accrual, net of the respective reversal of previously accrued interest and penalties, during each of the fiscal years ended June 30, 2026, 2025, and 2024. As of June 30, 2026, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.6 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may contribute up to $20,000 through payroll deductions per calendar year to purchase the Company's common stock. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market until all shares reserved for issuance under the ESPP have been purchased and pays all administrative expenses of the ESPP, including, without limitation, brokerage commissions, transfer fees, and similar costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Compensation Contracts:
The Company has unfunded deferred compensation contracts covering certain current and former key executives. Effective June 30, 2012, these contracts were amended, and the benefits were frozen.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheets:

	June 30,
	2026	2025

	(Dollars in thousands)
Current portion (included in accrued expenses)	$274	$306
Long-term portion (included in other non-current liabilities)	1,432	1,628
Total	$1,706	$1,934
The accumulated other comprehensive income for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.4 million and $0.5 million at June 30, 2026, and 2025, respectively.
Additionally, the Company had previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. Costs associated with this benefit included in general and administrative expense on the Consolidated Statements of Operations totaled $0.6 million, for each of the fiscal years ended June 30, 2026, 2025, and 2024. The fair value of the related obligations totaled $2.2 million as of June 30, 2026, and 2025, with $0.6 million within accrued expenses at June 30, 2026, and 2025, and the remainder included in other non-current liabilities on the Consolidated Balance Sheets.

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
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Fiscal Years
	2026	2025	2024

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,520	2,364	2,339
Dilutive shares associated with option plans	359	316	36
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,879	2,680	2,375
Stock-based awards excluded from EPS calculation - anti-dilutive	122	189	217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.     STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the Amended and Restated 2018 Long Term Incentive Plan (the Amended and Restated 2018 Plan). The Amended and Restated 2018 Plan, which was approved by the Company's shareholders at its 2025 Annual Meeting of Shareholders, provides for the granting of non-qualified SOs, equity-based SARs and cash-settled SARs, RSUs and PSUs, to employees and non-employee directors of the Company. Under the Amended and Restated 2018 Plan, a maximum of 415,945 shares are approved for issuance. As of June 30, 2026, a maximum of 214,253 shares were available for grant under the Amended and Restated 2018 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted under the Amended and Restated 2018 Plan generally include various acceleration terms, including upon retirement for participants aged 62 years or older or who are aged 55 years or older and have 15 years of continuous service.
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
Under the Amended and Restated 2018 Plan, 2016 Plan, and the 2004 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant for employees. Beginning with grants in fiscal year 2025, the number of shares subject to stock-based awards in the form of RSUs for non-employee directors was determined by dividing the dollar value of such awards by the twenty-day average share price preceding the grant date.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2026, 2025, and 2024 were as follows:

	Fiscal Years
	2026	2025	2024

RSUs	$25.11	$22.20	$21.20
The significant assumptions used in determining the estimated fair value of the market-based awards held during fiscal years 2026, 2025, and 2024 were as follows:

Fiscal Years
	2026	2025	2024

Risk-free interest rate	3.88 - 4.19%	3.98 - 4.48%	3.88 - 4.32%
Expected volatility	66.8 - 88.6%	84.6 - 319.3%	89.2 - 104.8%
Expected dividend yield	—%	—%	—%
Expected term of stock-based awards	5.4 - 6.2 years	4.7 - 7.2 years	5.8 - 6.7 years
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense was as follows:

	Fiscal Years
	2026	2025	2024

	(Dollars in thousands)
SARs (1)	$(326)	$528	$(63)
SOs	40	611	1,070
RSUs	960	801	551
Total stock-based compensation expense (recorded in general and administrative)	674	1,940	1,558
Less: Income tax expense (2)	(142)	(407)	—
Total stock-based compensation expense, net of tax	$532	$1,533	$1,558
_______________________________________________________________________________
(1)The credit balance in fiscal years 2026 and 2024 is due to adjustments made for quarterly revaluations, as well as the expiration of a portion of the SARs in fiscal year 2026.
(2)Federal statutory income tax rate of 21% utilized in fiscal years 2026 and 2025. Federal statutory income tax rate of 0% utilized due to a valuation allowance in fiscal year 2024.

Starting in fiscal year 2026, Stock-based compensation on our Consolidated Statements of Cash Flows includes stock-based compensation paid to a third-party vendor which is not included in the above table.

Stock Appreciation Rights:
SARs granted under the 2018 Plan, 2016 Plan, and the 2004 Plan generally vested at 20%, 20%, and 60% over a three-year period subsequent to the grant date or vested ratably over a three to five-year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs awarded to the Company's executives are liability-classified awards that vest ratably over a three-year period and are revalued each reporting period. SARs granted prior to fiscal year 2023 vested 20%, 20%, and 60% over a three-year period or vest ratably over a three-year period.
Activity for all the Company's outstanding SARs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs

Outstanding balance at June 30, 2023	105	$129.00
Outstanding balance at June 30, 2024	105	129.00
Forfeited/Expired	(9)	40.32
Outstanding balance at June 30, 2025	96	137.69
Forfeited/Expired	(19)	49.34
Outstanding balance at June 30, 2026	77	159.18	2.54	$—
Exercisable at June 30, 2026	77	159.18	2.54	—
Unvested awards, net of estimated forfeitures	—	—		—
As of June 30, 2026, all outstanding SARs are fully vested and there is no remaining unrecognized expense related to SARs to be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options:
SOs granted under the Amended and Restated 2018 Plan, 2016 Plan, and the 2004 Plan generally vested 20%, 20%, and 60% over a three-year period subsequent to the grant date or vested ratably over a three to five-year period on each of the annual grant date anniversaries and expire ten years from the grant date as long as the participant remains active. The SOs granted during fiscal year 2023 were awarded to the Company's executives which vested ratably over a three-year period and to non-employee directors which vested in equal amounts over a one-year period from the Company's previous annual shareholder meeting date.
Activity for all the Company's outstanding SOs is as follows:

	Shares/Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SOs

Outstanding balance at June 30, 2023	150	$32.27
Forfeited/Expired	(1)	30.40
Outstanding balance at June 30, 2024	149	32.29
Forfeited/Expired	(24)	32.91
Outstanding balance at June 30, 2025	125	32.17
Forfeited/Expired	(24)	40.64
Exercised	(49)	25.38
Outstanding balance at June 30, 2026	52	34.77	6.01	$—
Exercisable at June 30, 2026	52	34.77	6.01	—
As of June 30, 2026, all outstanding SOs are fully vested and there is no remaining unrecognized expense to be recognized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity for all the Company's RSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSUs

Outstanding balance at June 30, 2023	39	$126.83
Granted	13	21.20
Forfeited	(1)	22.65
Vested	(3)	110.97
Outstanding balance at June 30, 2024	48	101.48
Granted	82	22.20
Forfeited	(8)	22.18
Vested	(19)	79.06
Outstanding balance at June 30, 2025	103	48.79
Granted	73	25.11
Forfeited	(34)	22.97
Vested	(32)	72.33
Outstanding balance at June 30, 2026	110	34.28	$3,080
Vested at June 30, 2026	25	39.22	700
Unvested awards, net of estimated forfeitures	76	33.67	2,128
As of June 30, 2026, there was $1.1 million of unrecognized expense related to RSUs that is expected to be recognized over a weighted average period of 1.8 years. The fair value of the shares vested was $2.3 million, $1.5 million, and $0.3 million in fiscal years 2026, 2025, and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 5.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Alline Acquisition:
In connection with the Alline Acquisition, the Company issued 140,552 shares of common stock to affiliates of Alline, which were subject to a one-year lock-up following the closing.
Stock Warrants Issued in Connection with Long-Term Debt:
In connection with the 2024 Credit Agreement (as defined in Note 8 to the Consolidated Financial Statements), the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of common stock of the Company, par value $0.05 per share (Common Stock), at an exercise price equal to $7.00 per share.
In December 2024, the Company amended the 2024 Credit Agreement. The Company issued additional warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. In connection with this amendment, the warrant holders can purchase up to an aggregate 64,372 shares of Common Stock, at an exercise price equal to $23.86 per share. The warrants issued in connection with the 2024 Credit Agreement and the amendment thereto are exercisable for a seven-year period beginning June 24, 2024, and December 19, 2024, respectively. The warrants may also be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement registering, or the prospectus therein is not available for, the issuance of the shares of Common Stock underlying the warrants.
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
The combined value of these warrants was $2.8 million using a relative fair value method and accounted for through additional paid-in capital upon issuance. Further, the related financing fees incurred as a result of warrant issuance are recorded through a contra-equity account and amounted to $0.2 million.
For the warrants originally issued in June 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 203,771 shares of Common Stock underlying the warrants for consideration equal to $15.00 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $20.00. The Company did not exercise this call provision prior to the second anniversary of the issue date, and the call provision expired in June 2026. For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of June 30, 2026, the Company has no intention of exercising the remaining call provision. The Company will reassess this intention on a quarterly basis.
Stock Warrants Issued in Connection with Consulting Services Agreement:

On August 1, 2025, as part of a consulting services agreement, the Company issued two warrants to purchase Common Stock of the Company to Forum3 Inc., consisting of: (i) a warrant, exercisable through October 31, 2025, to purchase up to $490,000 in aggregate value of shares of Common Stock at an exercise price of the greater of $22 per share and the 10-day average closing price immediately prior to any exercise (the Initial Warrant); and (ii) a warrant to purchase up to an additional 35,000 shares of Common Stock, at an exercise price of $24.20 per share (the Coverage Warrant). The Coverage Warrant is eligible to vest proportionally to the extent the Initial Warrant is exercised, and, to the extent vested, will remain exercisable until August 1, 2028. At issuance, the fair value of these warrants was determined to be $0.5 million using the Black-Scholes model as described below. The warrants are not remeasured in future periods because they meet the conditions for equity classification.

As a result of the partial exercise of the Initial Warrant, the Coverage Warrant vested with respect to 21,429 shares of Common Stock and the remaining 13,571 shares of Common Stock subject to the Coverage Warrant did not vest. The Company valued the warrants, based on a Black-Scholes model, using the life of the warrants as the expected term, expected volatility of 177%, a risk-free interest rate of 4.03%, and a forfeiture rate of 38.8% under the assumption that only $0.3 million of the Initial Warrant would be exercised.

On September 11, 2025, Forum3 Inc. exercised $300,000 of the Initial Warrant at the 10-day average closing price of $23.87 per share for a total of 12,567 shares of Common Stock. The remaining $190,000 of the Initial Warrant expired on October 31, 2025.

Tax Benefits Preservation Plan:

The Company adopted a Tax Benefits Preservation Plan intended to help protect the availability of certain tax attributes (including net operating loss carryforwards) by deterring acquisitions of Common Stock above a specified ownership threshold. In connection with the adoption of the Plan, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each outstanding share of common stock to shareholders of record as of February 9, 2024. The dividend had a de minimis value. The Rights are set forth in the Plan. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company submitted the Extension to its shareholders for ratification at the October 28, 2025 annual shareholders meeting, and the shareholders ratified the Plan.

The material terms of the Rights include, among others: (i) the ownership threshold that generally triggers the Rights becoming exercisable (an Acquiring Person) is 4.95% beneficial ownership, subject to customary exemptions, grandfathering, and Board discretion as set forth in the Plan; (ii) prior to the Distribution Date (as defined in the Plan), the Rights trade together with the Company’s common stock and are not exercisable; (iii) upon the Distribution Date, the Rights detach and become exercisable to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an initial purchase price of $73.00, subject to adjustment; (iv) if a person becomes an Acquiring Person, each Right (other than Rights held by the Acquiring Person, which become void) generally entitles its holder to purchase, for the exercise price, a number of shares of the Company’s common stock having a market value of two times the exercise price (a “flip-in” feature), subject to the terms and limitations in the Plan; (v) upon certain business combination transactions following the occurrence of an Acquiring Person, Rights holders may have the right to purchase common stock of the acquiring company at a discount (a “flip-over” feature), subject to the terms of the Plan; (vi) the Rights are redeemable by the Board at $0.0001 per Right prior to the time a person becomes an Acquiring Person, and the Board may exchange the Rights for shares of common stock (or other consideration) under specified circumstances; and (vii) the Rights expire on January 29, 2028, unless earlier redeemed or exchanged in accordance with the Plan.

The Company evaluated the Rights under applicable U.S. GAAP, including the guidance for freestanding financial instruments indexed to, and potentially settled in, an entity’s own equity. The Company concluded that the declaration and distribution of the Rights did not result in recognition of an asset or liability and did not have an impact on the Company’s Consolidated Balance Sheets as of June 30, 2026 or Consolidated Statements of Operations or Consolidated Statements of Cash Flows for the three years ended June 30, 2026 because (i) the Rights were issued to existing shareholders as a dividend with no proceeds received, (ii) the Rights were not exercised during the fiscal year ended June 30, 2026, and (iii) the Rights are contingently exercisable only upon the occurrence of specified events and, based on their terms, are intended to be classified in shareholders’ equity rather than as liabilities. Costs directly attributable to the adoption of the Plan (e.g., external legal, advisory, and filing fees) were recorded in general and administrative expense as incurred, consistent with the nature of the costs.

Share Repurchase Program
In May 2000, the Company's Board approved a stock repurchase program with no stated expiration date. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million in May 2005, to $300.0 million in April 2007, to $350.0 million in April 2015, to $400.0 million in September 2015, to $450.0 million in January 2016, and to $650.0 million in August 2018. All repurchased shares become authorized but unissued shares of the Company. As of June 30, 2026, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remained authorized for repurchase. The Company does not anticipate repurchasing shares of common stock for the foreseeable future.

Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2026	2025

	(Dollars in thousands)
Foreign currency translation	$7,230	$7,786
Unrealized gain on deferred compensation contracts	387	500
Accumulated other comprehensive income	$7,617	$8,286

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

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	For the Year Ended June 30, 2026

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$146,163	$78,322	$224,485

Expenses (1)
General and administrative	$37,275	$4,770
Rent	2,708	10,744
Other expenses (2)	84,335	—
Company-owned salon expense	—	56,041
Depreciation and amortization	795	3,317
Long-lived asset impairment	—	52
Segment profit	$21,050	$3,398	$24,448
Unallocated expenses, net			(18,577)
Income from operations before income taxes			$5,871
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$166,403	$43,731	$210,134

Expenses (1)
General and administrative	42,769	3,995
Rent	3,413	7,074
Other expenses (2)	98,523	—
Company-owned salon expense	—	31,103
Depreciation and amortization	1,194	1,772
Long-lived asset impairment	352	—
Segment profit (loss)	$20,152	$(213)	$19,939
Unallocated expenses, net			(18,403)
Income from operations before income taxes			$1,536
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

	For the Year Ended June 30, 2024

	(Dollars in thousands)

	Franchise	Company-owned	Consolidated

Total revenue	$195,659	$7,323	$202,982

Expenses (1)
Cost of product sales to franchisees	$436	$—
General and administrative	44,778	609
Rent	3,450	2,075
Other expenses (2)	120,921	—
Company-owned salon expense	—	5,080
Depreciation and amortization	3,095	850
Long-lived asset impairment	798	—
Segment profit (loss)	$22,181	$(1,291)	$20,890
Unallocated income, net (3)			69,046
Income from operations before income taxes			$89,936
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
(3)Unallocated income, net includes extinguishment of long-term debt.

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
Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	June 30,
	2026	2025

FRANCHISE SALONS:
Supercuts	1,634	1,711
SmartStyle/Cost Cutters in Walmart stores	984	1,049
Portfolio Brands	763	816
Total North American salons	3,381	3,576
Total International salons (1)	67	71
Total franchise salons	3,448	3,647
as a percent of total franchise and company-owned salons	92.9%	92.5%

COMPANY-OWNED SALONS:
Supercuts	95	100
Portfolio Brands	169	194
Total company-owned salons	264	294
as a percent of total franchise and company-owned salons	7.1%	7.5%

Total franchise and company-owned salons	3,712	3,941
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2026		2025		2024
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net

	(Dollars in thousands)
U.S.	$209,299	$9,285	$194,211	$10,085	$183,465	$3,663
Other countries	15,186	—	15,923	—	19,517	1
Total	$224,485	$9,285	$210,134	$10,085	$202,982	$3,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     ACQUISITIONS
On December 19, 2024, the Company transferred consideration to acquire 100 percent of the equity interests of Alline (the Alline Acquisition), its largest franchisee, consisting of 314 salons. The transaction provides Regis with a turn-key operating infrastructure and gets the Company closer to salon operations alongside franchisees, and the salon portfolio provides a testing ground for brand and operational initiatives. The transaction terminated the existing franchise arrangements between Regis and Alline, which resulted in the Company recognizing a loss of $0.2 million upon settlement, which is included in the Consolidated Statements of Operations as a component of operating income for the year ended June 30, 2025.

The acquisition was accounted for as a business combination with the purchase price allocated using information available as of December 19, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable.

As of June 30, 2025, the purchase price and related allocation were revised as a result of additional information obtained and revisions to the provisional estimates of fair value, including, but not limited to, the completion of independent appraisals and valuations related to property and equipment, intangible assets, right of use assets and corresponding lease obligations. There were no adjustments made to these allocations in the year ended June 30, 2026.

The fair value of total consideration transferred by the Company upon acquisition is $22.6 million, as detailed below.

Consideration	(Dollars in thousands)

Cash, net of cash acquired (1)	$18,621
Equity instruments (140,552 of Common Stock) (2)	3,000
Contingent consideration arrangement (3)	1,000
Fair value of total consideration	$22,621
_______________________________________________________________________________

(1)Includes cash transferred of $20.0 million, net of cash acquired of $1.4 million.
(2)The number of Common Stock (140,552) issued as part of the consideration paid for Alline was determined by dividing the $3.0 million by the 30-trading day volume weighted average price of the common stock as reported on the Nasdaq Global Market as of and including December 17, 2024.
(3)The contingent consideration arrangement requires Regis to pay the former owners of Alline additional cash consideration if certain 4-Wall EBITDA or Adjusted EBITDA thresholds are met for each of the three subsequent annual earn-out periods as well as a cumulative 4-Wall EBITDA or Adjusted EBITDA threshold for the cumulative three subsequent annual earn-out periods. The potential undiscounted amount of all future payments that Regis could be required to make under the contingent consideration arrangement is between $0 and $3.0 million. Regis recognized a fair value of $1.0 million as of June 30, 2025, which is included in other noncurrent liabilities in the Consolidated Balance Sheets. As of June 30, 2026, the Company determined the value of the contingent arrangement is $0. The Company recognized a gain on earn-out liability of $1.0 million in the year ended June 30, 2026, which is included in our Consolidated Statements of Operations. 4-Wall EBITDA is defined as earnings before interest, tax, depreciation and amortization and excluding corporate general and administrative expenses for acquired salons. The earn-out liability is adjusted at fair value quarterly, as needed, until settled utilizing the Monte Carlo simulation, and changes in fair value will be reported in our Consolidated Statements of Operations. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding the valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company incurred $1.4 million of acquisition related costs which are included in general and administrative expense in Regis’s Consolidated Statements of Operations for the year ended June 30, 2025.

The following table provides revenues and operating income from Alline that are included in our Consolidated Financial Statements since the date of acquisition:

	Fiscal Year Ended June 30, 2026	December 19, 2024 Through June 30, 2025
	(Dollars in thousands)
Total revenues	$75,872	$40,813
Operating income	3,840	2,424

The following table presents information for the Company as if the Alline Acquisition had occurred on July 1, 2023:

	Actuals	Pro forma
	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024
	(Dollars in thousands)
Total revenues	$224,485	$239,350	$277,210
Operating income	24,448	24,066	22,575

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company's internal control over financial reporting was effective as of June 30, 2026, based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information regarding the directors of the Company will be set forth in the section titled "Election of Directors" of the Company's 2026 Proxy Statement and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Information about our Executive Officers" in Item 1 of this Annual Report on this Form 10-K. Information regarding the Company's audit committee and audit committee financial expert, as well as nominating committee functions, will be set forth in the section titled "Our Board's Committees" and shareholder communications with directors will be set forth in the section titled "How We Govern the Company" of the Company's 2026 Proxy Statement and are incorporated herein by reference. Additionally, information regarding the Company’s Statement of Policy on Insider Trading will be set forth in the section titled "Other Governance and Compliance Policies and Practices" of the Company’s 2026 Proxy Statement and is incorporated herein by reference. The Company’s Statement of Policy on Insider Trading is incorporated by reference hereto as Exhibit 19.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics, that applies to all employees, including the Company's chief executive officer, chief financial officer, directors, and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Policies & Disclosures" (within the "Investor Relations" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. Copies are available upon request to any shareholder of the Company by writing to the Company's Chief Financial Officer at Regis Corporation, 3701 Wayzata Boulevard, Suite 600, Minneapolis, Minnesota 55416.

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the sections titled "Executive Compensation," "Executive Compensation Tables," "How Our Directors Are Paid," and "Fiscal 2026 Director Compensation Table" of the Company's 2026 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2026 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2026 Proxy Statement and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "How We Govern the Company" of the Company's 2026 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2026 Proxy Statement and is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 1, 2023.)
3.2	Bylaws of Regis Corporation. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 8, 2020.)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 30, 2024.)
4.1	Description of the Company's Securities. (Incorporated by reference to Exhibit 4.1 of the company’s Annual Report on Form 10-K filed on September 3, 2025.)
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

10.6*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q filed on November 4, 2014.)

10.7*
Regis Corporation 2016 Long Term Incentive Plan, effective October 18, 2016. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 7, 2016.)

10.8*
Regis Corporation Amended and Restated 1991 Contributory Stock Purchase Plan, as amended and restated October 28, 2025. (Incorporated by reference to Appendix B of the Company’s Proxy Statement on Definitive Form 14A filed on September 17, 2025.)

10.9*	Amended and Restated Senior Executive Severance Policy, dated September 1, 2022. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.10*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2017 Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed on August 23, 2022.)

10.11*
Form of Restricted Stock Unit Agreement (Annual Fiscal 2018 Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on August 23, 2022.)

10.12*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2018.)
10.13*	Form of Restricted Stock Unit Agreement (Non-Employee Director Grants for fiscal 2025 and later.)
10.14*
Regis Corporation Amended and Restated Short Term Incentive Compensation Plan, effective February 27, 2019. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 30, 2019.)

10.15*
Regis Corporation 2018 Long Term Incentive Plan, effective October 23, 2018. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Definitive Form 14A filed on September 6, 2018.)

10.16*	Regis Corporation Amended and Restated 2018 Long Term Incentive Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Definitive Form 14A filed on September 26, 2024.)
10.17*	Form of Stock Option Award Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)
10.19*	Form of Cash-Settled SAR Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on 10-Q filed on November 4, 2021.)
10.20*	Form of Cash Settled SAR Agreement (Annual Executive Grants). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.21*	Form of Employee Stock Option Agreement (Annual Executive Grants). Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)
10.22*
Form of Non-Employee Director Stock Option Agreement (Annual Non-Employee Director Grants). (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on November 1, 2022.)

10.23*	Form of Restricted Stock Unit Agreement (Annual Executive Grants.)
10.24*	Regis Corporation Executive Long-Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 29, 2025.)
10.25*
President and CEO Offer Letter Agreement, dated February 18, 2026, between the Company and Susan Lintonsmith. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 16, 2026).

10.26*
Letter Agreement for Chief Operating Officer, dated March 13, 2026, between the Company and Jim Lain. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 16, 2026.)

10.27*
Financing Agreement, dated as of June 24, 2024, among the Company, the Lenders party thereto, TCW Asset Management Company LLC as administrative and collateral agent, and MidCap Financial Trust as Revolving Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 25, 2024.)

10.28*
First Amendment to Financing Agreement, among the Company, the Lenders party thereto, TCW Asset Management Company LLC as administrative and collateral agent, and MidCap Financial Trust as Revolving Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 19, 2024.)

10.29*	Form of Warrant. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2024.)
10.30*	Form of First Amendment to Financing Agreement Warrant. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 19, 2024.)
19	Regis Corporation Statement of Policy on Insider Trading. (Incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K filed on September 3, 2025.)
21	List of Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Regis Corporation Mandatory Compensation Recovery Policy. (Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on August 28, 2024.)
101
The following financial information from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2026, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders' Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 2026, formatted in iXBRL (included as Exhibit 101).
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

REGIS CORPORATION
By	/s/ SUSAN LINTONSMITH
Susan Lintonsmith, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 1, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ NANCY BENACCI
Nancy Benacci, Chairman of the Board of Directors	Date: September 1, 2026

/s/ ANDREW ALFANO
Andrew Alfano, Director	Date: September 1, 2026

/s/ LOCKIE ANDREWS
Lockie Andrews, Director	Date: September 1, 2026

/s/ WILLIAM CHARTERS
William Charters, Director	Date: September 1, 2026

/s/ SUSAN LINTONSMITH
Susan Lintonsmith, Director	Date: September 1, 2026

/s/ MICHAEL MANSBACH
Michael Mansbach, Director	Date: September 1, 2026

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: September 1, 2026