Form 10-Q
period 2026-09-30
REGIS CORP
filed 2026-11-05
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2026: 2,518,901

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of September 30, 2026, and June 30, 2026
(Dollars in thousands, except per share data)

	September 30, 2026	June 30, 2026

ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$20,833	$26,025
Receivables, net	8,980	9,267
Inventory	2,536	2,482
Other current assets	18,805	19,621
Total current assets	51,154	57,395

Property and equipment, net	9,166	9,285
Goodwill (Note 1)	182,731	182,710
Other intangibles, net	4,447	4,727
Right of use asset (Note 7)	168,704	175,684
Deferred tax asset (Note 4)	103,416	103,402
Other assets	13,552	14,019
Total assets	$533,170	$547,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,044	$19,556
Accrued expenses	15,790	15,536
Long-term debt, current portion (Note 8)	3,000	3,000
Short-term lease liability (Note 7)	52,429	53,824
Total current liabilities	91,263	91,916

Long-term debt, net (Note 8)	107,909	114,138
Long-term lease liability (Note 7)	124,576	130,465
Other non-current liabilities	14,911	16,891
Total liabilities	338,659	353,410

Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 2,505,834 and 2,498,778 common shares at September 30, 2026, and June 30, 2026, respectively	125	125
Additional paid-in capital	77,383	77,162
Accumulated other comprehensive income	7,571	7,617
Retained earnings	109,432	108,908
Total shareholders' equity	194,511	193,812
Total liabilities and shareholders' equity	$533,170	$547,222
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2026, and 2025
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2026	2025

Revenues:
Royalties	$13,589	$14,036
Fees	1,528	1,784
Advertising fund contributions	5,267	5,573
Franchise rental income (Note 7)	15,007	17,354
Company-owned salon revenue	18,947	20,211
Total revenue	54,338	58,958
Operating expenses:
General and administrative	10,677	11,351
Rent (Note 7)	3,310	3,223
Advertising fund expense	5,267	5,573
Franchise rent expense	15,007	17,354
Company-owned salon expense (1)	13,638	14,768
Depreciation and amortization	1,135	768
Total operating expenses	49,034	53,037

Operating income	5,304	5,921

Other (expense) income:
Interest expense	(5,102)	(5,271)
Gain on earn-out liability	—	1,000
Other, net	384	242

Income from operations before income taxes	586	1,892

Income tax expense	(62)	(536)

Net income	$524	$1,356

Net income per share:
Basic:
Net income per share	$0.21	$0.56
Diluted:
Net income per share, diluted	$0.18	$0.49

Weighted average common and common equivalent shares outstanding (Note 10):
Basic	2,540	2,440
Diluted	2,923	2,781
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

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended September 30, 2026, and 2025
(Dollars in thousands)

	Three Months Ended September 30,
	2026	2025

Net income	$524	$1,356
Foreign currency translation adjustments	(46)	(289)
Comprehensive income	$478	$1,067
_______________________________________________________________________________
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended September 30, 2026, and 2025
(Dollars in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2026	2,498,778	$125	$77,162	$7,617	$108,908	$193,812
Net income	—	—	—	—	524	524
Foreign currency translation	—	—	—	(46)	—	(46)
Stock-based compensation	—	—	350	—	—	350
Net restricted stock activity	7,056	—	(129)	—	—	(129)
Balance, September 30, 2026	2,505,834	$125	$77,383	$7,571	$109,432	$194,511

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance, June 30, 2025	2,435,981	$122	$75,243	$8,286	$101,965	$185,616
Net income	—	—	—	—	1,356	1,356
Foreign currency translation	—	—	—	(289)	—	(289)
Exercise of stock options	11,000	—	291	—	—	291
Stock-based compensation	—	—	297	—	—	297
Net restricted stock activity	1,722	—	(19)	—	—	(19)
Common stock issued in connection with warrant exercise	12,567	1	298	—	—	299
Balance, September 30, 2025	2,461,270	$123	$76,110	$7,997	$103,321	$187,551
_______________________________________________________________________________
The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 2026, and 2025
(Dollars in thousands)

	Three Months Ended September 30,
	2026	2025

Cash flows provided by (used in) operating activities:
Net income	$524	$1,356
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,000	758
Deferred income taxes	(10)	462
Gain on deferred compensation adjustment	(2,111)	—
Non-cash interest	1,414	1,404
Gain on earn-out liability	—	(1,000)
Stock-based compensation	368	629
Amortization of debt discount and financing costs	906	906
Other non-cash items affecting earnings	(51)	197
Ad fund	(638)	1,069
Changes in operating assets and liabilities (1)	1,246	(3,499)
Net cash provided by operating activities	2,648	2,282

Cash flows used in investing activities:
Capital expenditures	(546)	(395)
Net cash used in investing activities	(546)	(395)

Cash flows (used in) provided by financing activities:
Repayments of revolving credit facility	(618)	—
Repayments of long-term debt	(7,931)	(1,840)
Debt refinancing fees	—	(8)
Proceeds from issuance of common stock in connection with warrant exercise	—	299
Proceeds from issuance of common stock for options exercised	—	291
Taxes paid for shares withheld	—	(19)
Net cash used in financing activities	(8,549)	(1,277)

Effect of exchange rate changes on cash and cash equivalents	(22)	(48)

(Decrease) increase in cash, cash equivalents, and restricted cash	(6,469)	562

Cash, cash equivalents, and restricted cash:
Beginning of period	43,995	35,205
End of period	$37,526	$35,767
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

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2026, and for the three months ended September 30, 2026, and 2025, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2026, and its consolidated results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2026, and other documents filed or furnished to the SEC during the current fiscal year.
Goodwill:
The Company assesses goodwill impairment on an annual basis, during the Company's fourth fiscal quarter, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An interim impairment analysis was not required in the three months ended September 30, 2026.
As of both September 30, 2026, and June 30, 2026, the franchise reporting unit had goodwill of $172.4 million, and the company-owned reporting unit had goodwill of $10.3 million.
Recently Issued Accounting Standards Not Yet Adopted:
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

2.    REVENUE RECOGNITION:
Revenue Recognition and Deferred Revenue:
Revenue recognized over time
Royalty and advertising fund revenues represent sales-based royalties that are recognized in the period in which the sales occur. Generally, royalty and advertising fund revenues are billed and collected monthly in arrears. Advertising fund revenues and expenditures, which must be spent on marketing and related activities per the franchise agreements, are recorded on a gross basis within the Condensed Consolidated Statements of Operations. The treatment increases both the gross amount of reported revenue and expense and generally has no impact on operating income and net income. Franchise fees are billed and received upon the signing of the franchise agreement. Recognition of these fees is deferred until the salon opens and typically recognized over ten years but is evaluated for immediate revenue recognition when a salon is acquired by Regis or closed. Franchise rental income is a result of the Company signing leases on behalf of franchisees and entering into sublease arrangements with the franchisees. The Company recognizes franchise rental income and expense when it is due to the landlord.
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
Information about receivables, broker fees, and deferred revenue subject to the revenue recognition guidance is as follows:

	September 30, 2026	June 30, 2026	Balance Sheet Classification

	(Dollars in thousands)

Receivables from contracts with customers, net	$7,872	$7,622	Receivables, net
Broker fees	3,674	4,115	Other assets

Deferred revenue:
Current
Gift card liability	$263	$324	Accrued expenses
Deferred franchise fees open salons	3,118	3,285	Accrued expenses
Total current deferred revenue	$3,381	$3,609
Non-current
Deferred franchise fees unopened salons	$688	$688	Other non-current liabilities
Deferred franchise fees open salons	5,591	6,213	Other non-current liabilities
Total non-current deferred revenue	$6,279	$6,901

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

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)

Balance at beginning of period	$3,760	$5,015
Provision for doubtful accounts (1)	188	453
Provision for franchisee rent (2)	(52)	267
Recoveries	(140)	(714)
Other	(67)	5
Write-offs	(15)	(398)
Balance at end of period	$3,674	$4,628
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

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)

Balance at beginning of period	$4,115	$5,997
Amortization	(441)	(492)
Balance at end of period	$3,674	$5,505

Deferred revenue includes the gift card liability and deferred franchise fees for unopened salons and open salons. Deferred franchise fees related to open salons are generally recognized on a straight-line basis over the term of the franchise agreement but are evaluated for immediate revenue recognition when a salon is acquired by Regis or closed. Franchise fee revenue for the three months ended September 30, 2026, and 2025, was $0.8 million and $1.0 million, respectively. Estimated revenue expected to be recognized in the future related to deferred franchise fees for open salons as of September 30, 2026, is as follows (Dollars in thousands):

Remainder of fiscal year 2027	$2,453
2028	2,553
2029	1,841
2030	852
2031	294
Thereafter	716
Total	$8,709

3.    SHAREHOLDERS' EQUITY:
Authorized Shares and Designation of Preferred Class:
The Company has 5.0 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common stock.
Stock-Based Employee Compensation:
During the three months ended September 30, 2026, and 2025, the Company granted restricted stock units as follows:

	Three Months Ended September 30,
	2026	2025

Restricted stock units (RSUs)	—	24,100
The RSUs granted during the three months ended September 30, 2025, vest after one year or in equal amounts over a three-year period subsequent to the grant date. RSUs granted to non-employee directors generally vest on the earlier of the first anniversary of the grant date or the next annual shareholders' meeting following the grant date and distributions are deferred until the director's board service ends.
Total compensation cost for stock-based payment arrangements totaling $0.4 million and $0.6 million for the three months ended September 30, 2026, and 2025, respectively, was recorded within general and administrative on the Condensed Consolidated Statements of Operations.
Stock Warrants Issued in Connection with Long-Term Debt:
In connection with the 2024 Credit Agreement (as defined in Note 8 to the unaudited Condensed Consolidated Financial Statements), the Company issued detachable warrants to affiliates of TCW Asset Management Company, LLC, and Asilia Investments. Pursuant to the warrants, the holders can purchase up to an aggregate 407,542 shares of Common Stock of the Company, par value $0.05 per share (Common Stock), at an exercise price equal to $7.00 per share.

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
For the warrants issued in December 2024, prior to the second anniversary of the issue date, the Company may call for cancellation up to an aggregate 32,186 shares of Common Stock underlying the warrants for consideration equal to $51.13 per share; provided, that the volume weighted average price on the trading day immediately preceding the date the Company delivers a written call notice to a holder exceeds $68.17. As of September 30, 2026, the Company has no intention of exercising the call provision. The Company will reassess this intention on a quarterly basis.
Stock Warrants Issued in Connection with Consulting Services Agreement:

On August 1, 2025, as part of a consulting services agreement, the Company issued two warrants to purchase Common Stock of the Company to Forum3 Inc., consisting of an initial warrant exercisable through October 31, 2025 (the Initial Warrant) and a coverage warrant to purchase up to 35,000 shares of Common Stock at an exercise price of $24.20 per share (the Coverage Warrant). On September 11, 2025, Forum3 Inc. exercised $300,000 of the Initial Warrant at the 10-day average closing price of $23.87 per share for a total of 12,567 shares of Common Stock. The remaining $190,000 of the Initial Warrant expired on October 31, 2025. As a result of the partial exercise of the Initial Warrant, the Coverage Warrant vested with respect to 21,428 shares of Common Stock, which will remain exercisable until August 1, 2028.

Tax Benefits Preservation Plan:

The Company adopted a Tax Benefits Preservation Plan intended to help protect the availability of certain tax attributes (including net operating loss carryforwards) by deterring acquisitions of the Common Stock above a specified ownership threshold. In connection with the adoption of the Plan, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each outstanding share of Common Stock to shareholders of record as of February 9, 2024. The dividend had a de minimis value. The Rights are set forth in the Plan. On January 27, 2025, the Company entered into Amendment No. 1 to the Plan, extending the expiration date of the Plan from January 29, 2025, to January 29, 2028 (the Extension). Pursuant to the terms of the Plan, the Company submitted the Extension to its shareholders for ratification at the October 28, 2025 annual shareholders meeting, and the shareholders ratified the Plan.

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

The Company evaluated the Rights under applicable U.S. GAAP, including the guidance for freestanding financial instruments indexed to, and potentially settled in, an entity’s own equity. The Company concluded that the declaration and distribution of the Rights did not result in recognition of an asset or liability and did not have an impact on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026, and June 30, 2026, or unaudited condensed consolidated statements of operations or cash flows for the three months ended September 30, 2026, and 2025, because (i) the Rights were issued to existing shareholders as a dividend with no proceeds received, (ii) the Rights were not exercised during the periods, and (iii) the Rights are contingently exercisable only upon the occurrence of specified events and, based on their terms, are intended to be classified in shareholders’ equity rather than as liabilities. Costs directly attributable to the adoption of the Plan (e.g., external legal, advisory, and filing fees) were recorded in general and administrative expense as incurred, consistent with the nature of the costs.

4.    INCOME TAXES:
A summary of the income tax expense and corresponding effective tax rate is as follows:

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)

Income tax expense	$(62)	$(536)
Effective tax rate	10.6%	28.3%
The decrease in the Company’s effective tax rate for the three months ended September 30, 2026, primarily relates to lower pre-tax earnings and a current period discrete tax benefit related to the Company's deferred tax valuation allowance.

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
In November 2025, the Company received a civil investigative demand (CID) from the U.S. Department of Justice (DOJ) issued pursuant to the False Claims Act. The investigative inquiry concerns applications for Paycheck Protection Program (PPP) loans and loan forgiveness obtained by Alline Salon Group (Alline) prior to the Company’s acquisition of Alline. The Company previously acquired Alline pursuant to the terms of the Membership Interest Purchase Agreement, dated December 19, 2024, by and among the Company, Super C Group, LLC d/b/a Alline Salon Group, ASG Holdings, LLC, Vision Cuts, LLC, SAAW Project, LLC, and VGP II, LLC. The Company is cooperating with the DOJ’s inquiry, and at this time, there has been no formal demand for the return of the PPP loan proceeds, and the Company is not aware of any formal claim or lawsuit having been initiated against the Company. Nevertheless, the Company has recorded an accrual of $2.5 million which relates to a PPP loan obtained by Alline in the principal aggregate amount of approximately $2 million which was forgiven in full by the Small Business Administration (the SBA) in December 2021, and which reflects the Company’s recent understanding as to the current focus of the inquiry. The Company is continuing to respond to additional requests for information, and while the timing of any ultimate resolution of the inquiry is uncertain, the Company is evaluating its rights to indemnification and other potential sources of recovery for any claim relating to this matter.
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

6.    CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
The table below reconciles the cash and cash equivalents balances and restricted cash balances recorded within other current assets on the Condensed Consolidated Balance Sheets to the amount of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	June 30, 2026

	(Dollars in thousands)

Cash and cash equivalents	$20,833	$26,025
Restricted cash, included in other current assets (1)	16,693	17,970
Total cash, cash equivalents, and restricted cash	$37,526	$43,995
_______________________________________________________________________________
(1)Restricted cash within other current assets primarily relates to consolidated advertising cooperatives funds, which can only be used to settle obligations of the respective cooperatives, and contractual obligations to collateralize the Company's self-insurance programs.

7.    LEASES
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

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)

Office rent (1)	$876	$754
Lease termination expense (2)	64	123
Lease liability benefit (3)	(57)	(56)
Franchise salon rent	30	(242)
Company-owned salon rent	2,397	2,644
Total	$3,310	$3,223
_______________________________________________________________________________
(1)Rental income associated with the sublease of the corporate office space is recorded in other income and was $0.3 million for both three-month periods ended September 30, 2026, and 2025.
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

The Company leases salon premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. All lease-related costs are passed through to the franchisees. The Company records the rental payments due from franchisees as franchise rental income and the corresponding amounts owed to landlords as franchise rent expense on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2026, and 2025, franchise rental income and franchise rent expense were $15.0 million and $17.4 million, respectively. These leases generally have lease terms of approximately five years. The Company expects to renew the SmartStyle master lease and certain leases for locations subleased to our franchisees upon expiration of those leases. Other leases are expected to be renewed by the franchisee upon expiration.
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
The discount rate used to determine the present value of the lease payments is the Company's estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the interest rate implicit in the lease cannot generally be determined. The Company uses the portfolio approach in applying the discount rate based on the original expected lease term. The weighted average remaining lease term was 4.11 and 4.35 years, and the weighted average discount rate was 6.85% and 6.82% for all salon operating leases as of September 30, 2026, and June 30, 2026, respectively.

As of September 30, 2026, future operating lease commitments, including one renewal option for leases expected to be renewed, to be paid and received by the Company were as follows (Dollars in thousands):

Fiscal Year	Leases for Franchise Salons	Leases for Company-owned Salons	Corporate Leases	Total Operating Lease Payments	Sublease Income to be Received from Franchisees	Net Rent Commitments

Remainder of 2027	$41,484	$5,222	$1,054	$47,760	$(41,484)	$6,276
2028	47,714	5,700	1,436	54,850	(47,714)	7,136
2029	37,276	3,946	1,472	42,694	(37,276)	5,418
2030	25,213	2,518	1,509	29,240	(25,213)	4,027
2031	11,914	1,299	—	13,213	(11,914)	1,299
Thereafter	14,274	458	—	14,732	(14,274)	458
Total future obligations	$177,875	$19,143	$5,471	$202,489	$(177,875)	$24,614
Less amounts representing interest	23,000	2,083	401	25,484
Present value of lease liability	$154,875	$17,060	$5,070	$177,005
Less short-term lease liability	45,374	5,828	1,227	52,429
Long-term lease liability	$109,501	$11,232	$3,843	$124,576
As a result of having assigned our interest in obligations under certain real estate leases directly to our franchisees, the Company is secondarily liable on such lease agreements as guarantor. These leases have varying terms, the latest of which expires in 2035. As of September 30, 2026, the maximum potential amount of future payments the Company could be required to make under these guarantees is approximately $4.3 million, and no liability has been recognized in the Unaudited Condensed Consolidated Balance Sheets for these guarantees, as the probability of default is considered remote.

8.    FINANCING ARRANGEMENTS:
The Company's debt consists of the following:

	Three Months Ended September 30, 2026	Fiscal Year 2026	Balance at September 30, 2026	Balance at June 30, 2026

	(Average cash interest rate %)		(Dollars in thousands)

Term loan (1)	8.23%	8.42%	$108,204	$116,135
Paid-in-kind interest			12,516	11,101
Deferred financing fees (2)			(8,632)	(9,392)
Term loan, net			112,088	117,844
Revolving credit facility (1)	8.23%	8.42%	412	1,030
Fair value of warrants issued to lenders			(1,591)	(1,736)
Total debt, net			110,909	117,138
Long-term debt, current portion			(3,000)	(3,000)
Total long-term debt, net			$107,909	$114,138
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

The Company's credit agreement, as amended (the 2024 Credit Agreement), includes a $120.0 million term loan and a $25.0 million revolving credit facility, with a $10.0 million minimum liquidity covenant, is secured by the Company's assets, and is set to expire on June 24, 2029. In connection with the 2024 Credit Agreement, the Company issued detachable stock warrants to the debt lenders. See Note 3 for additional details.

As of September 30, 2026, the Company had outstanding standby letters of credit under the revolving credit facility of $5.4 million, primarily related to the Company's self-insurance program. As of September 30, 2026, total available liquidity, net of the $10.0 million minimum liquidity covenant, and available credit under the $25.0 million revolving credit facility, as defined by the amended agreement, were $30.4 million and $19.6 million, respectively. The Company was in compliance with its covenants and other requirements of the financing arrangements as of September 30, 2026.

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

The 2024 Credit Agreement includes scheduled payments totaling $3.0 million in each of fiscal years 2027, 2028, and 2029, plus a balloon payment at maturity. Additionally, excess cash is swept annually per the terms of the agreement. In the three months ended September 30, 2026, the Company paid $7.3 million to satisfy the annual mandatory prepayment of 75% of excess cash flow as defined in the 2024 Credit Agreement. This amount was applied as a prepayment of the term loan and reduced the Company's unrestricted cash balance accordingly.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2026, and June 30, 2026, the estimated fair value of the Company's cash, cash equivalents, restricted cash, receivables, inventory, deferred compensation assets, debt, and accounts payable approximated their carrying values.
In December 2024, the Company acquired Alline, its largest franchisee, which included a contingent consideration arrangement requiring additional cash payments to Alline's former owners if certain EBITDA thresholds are met over three subsequent annual earn-out periods. The earn-out liability is recorded at estimated fair value within other noncurrent liabilities on the unaudited Condensed Consolidated Balance Sheets utilizing the Monte Carlo simulation, which is a Level 3 input, and changes in fair value are reported in the unaudited Condensed Consolidated Statements of Operations.

The change in the earn-out liability measured at fair value using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Earn-out liability at beginning of period	$—	$1,000
Less gain on earn-out liability	—	1,000
Earn-out liability at end of period	$—	$—

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

10.    EARNINGS PER SHARE:
The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, including nonforfeitable restricted stock units (RSUs) for which settlement has been deferred. Other unvested stock-based awards are excluded from basic earnings per share. The Company's diluted earnings per share is calculated as net income divided by weighted-average common shares and common share equivalents outstanding, including the dilutive effect of stock options (SOs), stock appreciation rights (SARs), RSUs, stock-settled performance units (PSUs), and warrants issued in connection with the Company's credit and consulting services agreements. Stock-based awards and warrants that are antidilutive are excluded from diluted earnings per share.

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,
	2026	2025

	(Shares in thousands)

Denominator for basic EPS - weighted average common shares	2,540	2,440
Dilutive shares associated with option plans	383	341
Denominator for diluted EPS - weighted average common shares and dilutive potential common shares	2,923	2,781
Stock-based awards excluded from EPS calculation - anti-dilutive	86	180

11.    SEGMENT INFORMATION:
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

Financial information concerning the Company's reportable operating segments is shown in the tables below.

	Three Months Ended September 30, 2026

	(Dollars in thousands)

	Franchise	Company-owned	Total

Total revenue	$35,391	$18,947	$54,338

Expenses (1)
General and administrative	$6,954	$3,723
Rent	817	2,493
Other expenses (2)	20,274	—
Company-owned salon expense	—	13,638
Depreciation and amortization	179	956
Segment profit (loss)	$7,167	$(1,863)	$5,304
Unallocated expenses, net			(4,718)
Income from operations before income taxes			$586
_______________________________________________________________________________

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other expenses include advertising fund and franchise rent expenses which are offset in total revenue and, as such, not used as a primary measure of performance by our CODM.

	Three Months Ended September 30, 2025

	(Dollars in thousands)

	Franchise	Company-owned	Total

Total revenue	$38,747	$20,211	$58,958

Expenses (1)
General and administrative	$10,209	$1,142
Rent	430	2,793
Other expenses (2)	22,927	—
Company-owned salon expense	—	14,768
Depreciation and amortization	210	558
Segment profit	$4,971	$950	$5,921
Unallocated expenses, net			(4,029)
Income from operations before income taxes			$1,892
_______________________________________________________________________________

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
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

Segment information is prepared on the same basis that the CODM reviews financial information for operational decision-making purposes. The Company's reportable operating segments consisted of the following salons:

	September 30, 2026	June 30, 2026

FRANCHISE SALONS:
Supercuts	1,622	1,634
SmartStyle/Cost Cutters in Walmart stores	978	984
Portfolio Brands	752	763
Total North American salons	3,352	3,381
Total International salons (1)	67	67
Total franchise salons	3,419	3,448
as a percent of total franchise and company-owned salons	93.0%	92.9%

COMPANY-OWNED SALONS:
Supercuts	92	95
Portfolio Brands	167	169
Total company-owned salons	259	264
as a percent of total franchise and company-owned salons	7.0%	7.1%

Total franchise and company-owned salons	3,678	3,712
_______________________________________________________________________________
(1)Canadian and Puerto Rican salons are included in the North American salon totals.

12.    OTHER EVENTS:
The Company previously agreed to pay the former Vice Chairman and his spouse an annual benefit for life. The former Vice Chairman passed away in October of 2013. The fair value of the remaining obligations to his spouse totaled $2.2 million as of June 30, 2026, with $0.6 million within accrued expenses and the remainder included in other non-current liabilities on the Condensed Consolidated Balance Sheet. During the three months ended September 30, 2026, the spouse passed away, which terminated the Company's obligation under this arrangement. As a result, the Company derecognized the liability previously recorded, recognizing a gain of $2.1 million within general and administrative on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2026. No remaining obligation is recorded on the Condensed Consolidated Balance Sheet as of September 30, 2026.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides management's perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2026, Annual Report on Form 10-K and other documents filed or furnished with the SEC during the current fiscal year.
MANAGEMENT'S OVERVIEW
Regis Corporation (NasdaqGM:RGS) is a leader in the beauty salon industry. As of September 30, 2026, the Company franchised or owned 3,678 locations, primarily in North America. Our locations consisted of 3,419 franchised salons and 259 company-owned salons. Regis’ franchised and corporate locations operate under concepts such as Supercuts®, SmartStyle®, Cost Cutters®, Roosters®, and First Choice Haircutters®. As of September 30, 2026, the Company had 1,590 employees.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2026 Annual Report on Form 10-K. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended June 30, 2026.

RESULTS OF OPERATIONS
System-wide results
Our results are impacted by our system-wide sales, which include sales by all points of distribution, whether owned by our franchisees or the Company. While we do not record sales by franchisees as revenue, and such sales are not included in our unaudited Condensed Consolidated Financial Statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive royalty revenue and in evaluating performance. In the three months ended September 30, 2026, a net 29 franchise salons and five company-owned salons have closed.
The following table summarizes system-wide revenue and system-wide same-store sales by concept:

	Three Months Ended September 30,
	2026	2025

	(Dollars in millions)

System-wide revenue	$265.6	$273.7

Supercuts	2.0%	2.5%
SmartStyle	(2.3)	(4.2)
Portfolio Brands	(2.0)	1.1

Total system-wide same-store sales (1)	0.2%	0.9%
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

	Three Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)		% of Total Revenue		Increase (Decrease)

Royalties	$13.6	$14.0	25.0%	23.7%	130
Fees	1.5	1.8	2.8	3.1	(30)
Advertising fund contributions	5.3	5.6	9.8	9.5	30
Franchise rental income	15.0	17.4	27.6	29.5	(190)
Company-owned salon revenue	18.9	20.2	34.8	34.2	60

General and administrative	10.7	11.4	19.7	19.3	40
Rent	3.3	3.2	6.1	5.4	70
Advertising fund expense	5.3	5.6	9.8	9.5	30
Franchise rent expense	15.0	17.4	27.6	29.5	(190)
Company-owned salon expense (1)	13.6	14.8	25.0	25.1	(10)
Depreciation and amortization	1.1	0.8	2.0	1.4	60

Operating income (2)	5.3	5.9	9.8	10.0	(20)

Interest expense	(5.1)	(5.3)	(9.4)	(9.0)	40
Gain on earn-out liability	—	1.0	—	1.7	(170)
Other, net	0.4	0.2	0.7	0.3	40

Income tax expense (3)	(0.1)	(0.5)	10.6	28.3	N/A

Net income (2)	0.5	1.4	0.9	2.4	(150)
_______________________________________________________________________________
(1)Includes cost of services and products sold to guests in our company-owned salons. Excludes general and administrative expense, rent and depreciation and amortization related to company-owned salons.
(2)Total is a recalculation; line items calculated individually may not sum to total due to rounding.
(3)Computed as a percent of income before income taxes. The income tax basis point change is noted as not applicable (N/A) because the discussion within the MD&A is related to the effective income tax rate.

Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025
Royalties
During the three months ended September 30, 2026, royalties decreased $0.4 million, or 2.9%, primarily due to a decrease in franchise salon count caused by franchise salon closures.
Fees
During the three months ended September 30, 2026, fees decreased $0.3 million, or 16.7%, primarily as a result of lower franchise salon count.
Advertising Fund Contributions
During the three months ended September 30, 2026, advertising fund contributions decreased $0.3 million, or 5.4%, primarily due to lower salon count.
Franchise Rental Income
During the three months ended September 30, 2026, franchise rental income decreased $2.4 million, or 13.8%, primarily due to franchisees signing their own leases and the decrease in franchise salon count.
Company-Owned Salon Revenue
During the three months ended September 30, 2026, company-owned salon revenue decreased $1.3 million, or 6.4%, primarily due to closures of underperforming company-owned salons.
General and Administrative
General and administrative expense for the three months ended September 30, 2026, decreased $0.7 million, or 6.1%, primarily due to a $2.1 million gain on the derecognition of benefit obligations and overall corporate cost saving measures. These decreases were partially offset by higher company-owned general and administrative expenses, including a $2.5 million accrual related to a DOJ inquiry concerning a PPP loan obtained by Alline that had been forgiven prior to the Company's acquisition of Alline in December 2024.
Rent
During the three months ended September 30, 2026, rent expense increased $0.1 million, or 3.1%, primarily due to an adjustment related to facility occupancy costs.
Advertising Fund Expense
During the three months ended September 30, 2026, advertising fund expense decreased $0.3 million, or 5.4%, primarily due to lower salon count.
Franchise Rent Expense
During the three months ended September 30, 2026, franchise rent expense decreased $2.4 million, or 13.8%, primarily due to franchisees signing their own leases and the decrease in franchise salon count.
Company-Owned Salon Expense
Company-owned salon expense, for the three months ended September 30, 2026, decreased $1.2 million, or 8.1%, primarily due to closures of underperforming company-owned salons.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2026, increased $0.3 million, or 37.5%, primarily due to depreciation expense associated with the company-owned salons.
Interest Expense
For the three months ended September 30, 2026, interest expense decreased $0.2 million or 3.8%, primarily due to debt payments resulting in lower accrued interest. Cash interest decreased $0.2 million for the three months ended September 30, 2026.

Gain on Earn-Out Liability
The $1.0 million gain on earn-out liability in the three months ended September 30, 2025, reflected the change in estimated fair value expected to be paid in conjunction with the Alline acquisition. There was no change to the valuation in the three months ended September 30, 2026.
Other, Net
Other, net primarily relates to corporate sublease income and foreign currency gains and losses. Other, net increased $0.2 million in the three months ended September 30, 2026, primarily due to foreign currency gains and losses adjustments.
Income Tax Expense
During the three months ended September 30, 2026, the Company recognized a tax expense of $0.1 million, with a corresponding effective tax rate of 10.6%, as compared to recognizing a tax expense of $0.5 million with a corresponding effective tax rate of 28.3% during the three months ended September 30, 2025. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

Results of Operations by Segment
Based on our internal management structure, we report two segments: franchise and company-owned salons. See Note 11 to the unaudited Condensed Consolidated Financial Statements. Significant results of continuing operations are discussed below for each of these segments.
Franchise Salons

	Three Months Ended September 30,
	2026	2025	Decrease (1)

	(Dollars in millions)

Royalties	$13.6	$14.0	$(0.4)
Fees	1.5	1.8	(0.3)
Advertising fund contributions	5.3	5.6	(0.3)
Franchise rental income	15.0	17.4	(2.4)
Total franchise revenue (1)	$35.4	$38.7	$(3.3)

Franchise same-store sales (2)	0.3%	0.9%

Total franchise salons	3,419	3,593	(174)
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
Franchise Revenue
Franchise revenue decreased $3.3 million during the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily due to the decrease in franchise rental income due to franchisees signing their own leases, and the decrease in franchise salon count.
Company-Owned Salons

	Three Months Ended September 30,
	2026	2025	Decrease

	(Dollars in millions)

Company-owned salon revenue	$18.9	$20.2	$(1.3)

Company-owned same-store sales comps	(1.1)%	1.7%

Total company-owned salons	259	286	(27)
Company-Owned Salon Revenue
During the three months ended September 30, 2026, compared with the three months ended September 30, 2025, company-owned salon revenue decreased $1.3 million, primarily due to the closure of underperforming company-owned salons.

LIQUIDITY AND CAPITAL RESOURCES
The Company has a credit agreement with TCW Asset Management Company, LLC, and MidCap Financial Trust, which matures in June 2029. In addition to a $10.0 million minimum liquidity covenant, the agreement includes typical provisions and financial covenants, including leverage and fixed-charge coverage ratio covenants.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our credit agreement are our most significant sources of liquidity. The Company believes it has sufficient liquidity, cash on hand, and borrowing capacity to meet its obligations in the next twelve months and until maturity of the credit agreement in June 2029.
As of September 30, 2026, cash and cash equivalents were $20.8 million, with $19.5 million and $1.3 million within the United States and Canada, respectively.
As of September 30, 2026, the Company's borrowing arrangements include a $108.2 million term loan, $12.5 million of paid-in-kind interest and a $25.0 million revolving credit facility with a $10.0 million minimum liquidity covenant that expires in June 2029. As of September 30, 2026, the unused available credit under the revolving credit facility was $19.6 million, and total liquidity per the agreement was $30.4 million. See Note 8 to the unaudited Condensed Consolidated Financial Statements.
Uses of Cash
The Company closely manages its liquidity and capital resources. The Company's liquidity requirements depend on key variables, including the performance of the business, the level of investment needed to support its business strategies, credit facilities and borrowing arrangements, and working capital management.
Cash Requirements
The Company's most significant contractual cash requirements as of September 30, 2026, were lease commitments and interest payments. See Notes 7 and 8 to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows
Cash Flows from Operating Activities
During the three months ended September 30, 2026, cash provided by operating activities was $2.6 million compared to $2.3 million in the three months ended September 30, 2025, primarily due to our lower cost structure, as well as timing of accounts payable.
Cash Flows from Investing Activities
During the three months ended September 30, 2026, and 2025, cash used in investing activities of $0.5 million and $0.4 million, respectively, was primarily due to capital expenditures.
Cash Flows from Financing Activities
During the three months ended September 30, 2026, and 2025, cash used in financing activities was $8.5 million and $1.3 million, respectively, and primarily relates to the repayment of long-term debt as a result of the annual excess cash sweep per the terms of the Company's credit agreement.
Financing Arrangements
See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, and Note 8 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, for additional information regarding our financing arrangements.
Debt to Capitalization Ratio
Our debt to capitalization ratio, calculated as the principal amount of debt, including paid-in-kind interest accrued, as a percentage of the principal amount of debt and shareholders' equity at fiscal quarter end, was as follows:

Debt to Capitalization (1)

September 30, 2026	38.4%
June 30, 2026	39.8%
_______________________________________________________________________________
(1)Excludes the long-term lease liability as that liability is offset by the ROU asset.
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the Common Stock and overall market conditions. During the three months ended September 30, 2026, the Company did not repurchase any shares. As of September 30, 2026, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remain authorized for repurchase. The Company does not anticipate repurchasing shares of Common Stock for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. There has been no material change to the factors discussed within Part II, Item 7A in the Company's June 30, 2026, Annual Report on Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
Effective August 1, 2026, the Company implemented a new enterprise resource planning (ERP) system which resulted in changes to certain financial reporting processes and related internal controls. The Company modified certain controls to address the new system environment and continues to monitor and evaluate the effectiveness of these controls. Other than the changes associated with the ERP implementation, there were no material changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 5 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for a discussion of a CID the Company received from the DOJ pursuant to the False Claims Act concerning applications for PPP loans and loan forgiveness obtained by Alline prior to the Company’s acquisition of Alline.
In addition, the Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other franchisors, the Company has been faced with allegations of franchise regulation and agreement violations. Additionally, because the Company may be the tenant under a master lease for a location subleased to a franchisee, the Company faces allegations of non-payment of rent and associated charges. Further, similar to other large retail employers, the Company has been faced with allegations of purported patent, consumer, and wage and hour violations, some of which involve class actions. Litigation is inherently unpredictable, and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.
Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In May 2000, the Board approved a stock repurchase program with no stated expiration date. Since that time and through September 30, 2026, the Board has authorized $650.0 million to be expended for the repurchase of the Company's stock under this program. All repurchased shares become authorized but unissued shares of the Company. The timing and amounts of any repurchases depend on many factors, including the market price of the Common Stock and overall market conditions. During the three months ended September 30, 2026, the Company did not repurchase shares. As of September 30, 2026, 1.5 million shares have been cumulatively repurchased for $595.4 million, and $54.6 million remain authorized for repurchase. The Company does not anticipate repurchasing shares of Common Stock for the foreseeable future.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline Xtensible Business Reporting Language (iXBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	The cover page from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	By:	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)